Form 10-Q
period 2018-03-31
Gates Industrial Corp plc
filed 2018-05-03
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38366

Gates Industrial Corporation plc
(Exact Name of Registrant as Specified in its Charter)

England and Wales	98-1395184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1551 Wewatta Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 744-4876
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 1, 2018, there were 289,756,379 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors described in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ABOUT THIS QUARTERLY REPORT
Financial Statement Presentation
Gates Industrial Corporation plc is a public limited company that was organized under the laws of England and Wales on September 25, 2017. It is the financial reporting entity following the completion of certain reorganization transactions completed prior to its initial public offering in January 2018, as described further in note 1 to the accompanying condensed consolidated financial statements.
This quarterly report includes certain historical consolidated financial and other data for Omaha Topco Limited (“Omaha Topco”), which was the financial reporting entity prior to the completion of the reorganization transactions referred to above. Omaha Topco was formed by The Blackstone Group L.P. primarily as a vehicle to finance the acquisition in July 2014 of the Gates business.
Certain monetary amounts, percentages and other figures included elsewhere in this quarterly report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables or charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
All amounts in this quarterly report are expressed in U.S. dollars, unless indicated otherwise.
Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:

•
“Gates,” the “Company,” “we,” “us” and “our” refer (1) prior to the completion of the reorganization transactions completed immediately prior to the initial public offering, to Omaha Topco and its consolidated subsidiaries and (2) after the completion of the reorganization transactions, to Gates Industrial Corporation plc and its consolidated subsidiaries, as the case may be;

•	“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group L.P., our current majority owners.

PART 1 — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 31, 2018	April 1, 2017
Net sales	$852.0	$730.2
Cost of sales	516.1	443.4
Gross profit	335.9	286.8
Selling, general and administrative expenses	208.6	188.5
Transaction-related costs	4.7	2.0
Impairment of intangibles and other assets	0.3	—
Restructuring (benefits) expenses	(0.3)	1.8
Other operating expenses	4.3	0.1
Operating income from continuing operations	118.3	94.4
Interest expense	59.8	55.2
Other expenses	17.4	0.7
Income from continuing operations before taxes	41.1	38.5
Income tax expense	11.7	12.5
Net income from continuing operations	29.4	26.0
Loss (gain) on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.1	(0.3)
Net income	29.3	26.3
Non-controlling interests	(5.1)	(7.5)
Net income attributable to shareholders	$24.2	$18.8

Earnings per share
Basic
Earnings per share from continuing operations	$0.09	$0.08
Earnings per share from discontinued operations	—	—
Net income per share	$0.09	$0.08

Diluted
Earnings per share from continuing operations	$0.09	$0.07
Earnings per share from discontinued operations	—	0.01
Net income per share	$0.09	$0.08
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Net income	$29.3	$26.3
Other comprehensive income
Foreign currency translation:
—Net translation gain on foreign operations, net of tax benefit, respectively of $1.7 and $2.8	77.0	119.6
—Loss on net investment hedges, net of tax expense, respectively, of $0 and $0	(20.9)	(17.9)
Total foreign currency translation movements	56.1	101.7
Cash flow hedges (interest rate caps):
—Gain (loss) arising in the period, net of tax expense, respectively, of $0 and $0	9.7	(1.0)
—Reclassification to net income, net of tax expense, respectively, of $0.4 and $0.5	2.0	2.2
Total cash flow hedges movements	11.7	1.2
Available-for-sale investments:
—Net unrealized loss, net of tax benefit, respectively, of $0 and $0.1	—	(0.2)
Total available-for-sale investments	—	(0.2)
Post-retirement benefits:
—Actuarial loss, net of tax expense, respectively, of $0 and $0	(0.1)	—
—Reclassification of actuarial (gain) loss to net income, net of tax expense, respectively, of $0 and $0	(0.2)	0.1
Total post-retirement benefit movements	(0.3)	0.1
Other comprehensive income	67.5	102.8
Comprehensive income for the period	$96.8	$129.1

Comprehensive income attributable to shareholders:
—Arising from continuing operations	$75.1	$110.5
—Arising from discontinued operations	0.1	(0.3)
	75.0	110.8
Comprehensive income attributable to non-controlling interests	21.8	18.3
	$96.8	$129.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 31, 2018	As of December 30, 2017
Assets
Current assets
Cash and cash equivalents	$328.5	$564.4
Trade accounts receivable, net	799.6	713.8
Inventories	492.0	457.1
Taxes receivable	7.0	14.1
Prepaid expenses and other assets	91.5	76.8
Total current assets	1,718.6	1,826.2
Non-current assets
Property, plant and equipment, net	738.9	686.2
Goodwill	2,131.3	2,085.5
Pension surplus	60.2	57.7
Intangible assets, net	2,123.3	2,126.8
Taxes receivable	33.1	32.7
Other non-current assets	34.7	38.6
Total assets	$6,840.1	$6,853.7
Liabilities and equity
Current liabilities
Debt, current portion	$33.7	$66.4
Trade accounts payable	423.2	392.0
Taxes payable	34.4	29.0
Accrued expenses and other current liabilities	190.2	210.4
Total current liabilities	681.5	697.8
Non-current liabilities
Debt, less current portion	3,013.6	3,889.3
Post-retirement benefit obligations	157.6	157.1
Taxes payable	87.7	100.6
Deferred income taxes	509.5	517.1
Other non-current liabilities	75.1	63.4
Total liabilities	4,525.0	5,425.3
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 289,756,379 (December 30, 2017: authorized shares: 3,000,000,000; outstanding shares: 245,474,605)	2.9	2.5
—Additional paid-in capital	2,412.1	1,622.6
—Accumulated other comprehensive loss	(696.6)	(747.4)
—Retained earnings	161.1	136.9
Total shareholders’ equity	1,879.5	1,014.6
Non-controlling interests	435.6	413.8
Total equity	2,315.1	1,428.4
Total liabilities and equity	$6,840.1	$6,853.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net income	$29.3	$26.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	55.0	52.4
Non-cash currency transaction loss (gain) on net debt and hedging instruments	4.7	(1.3)
Premium paid on redemption of long-term debt	27.0	—
Other net non-cash financing costs	6.4	8.6
Share-based compensation expense	1.6	0.8
Decrease in post-employment benefit obligations (net)	(1.2)	(0.2)
Deferred income taxes	(11.1)	(12.1)
Other operating activities	0.8	0.7
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(78.8)	(60.7)
—Increase in inventories	(29.0)	(14.8)
—Increase in accounts payable	23.3	23.8
—Increase in prepaid expenses and other assets	(1.3)	(1.9)
—(Decrease) increase in taxes payable	(2.4)	5.6
—Decrease in other liabilities	(50.8)	(39.7)
Net cash used in operations	(26.5)	(12.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(55.9)	(12.6)
Purchases of intangible assets	(4.6)	(1.3)
Net cash paid under corporate-owned life insurance policies	(8.0)	(8.3)
Proceeds from the sale of property, plant and equipment	—	0.7
Other investing activities	(0.9)	(0.1)
Net cash used in investing activities	(69.4)	(21.6)
Cash flows from financing activities
Issue of shares, net of cost of issuance	799.1	0.6
Deferred offering costs	(3.2)	—
Buy-back of shares	—	(1.3)
Proceeds from long-term debt	—	150.0
Payments of long-term debt	(920.1)	(7.0)
Premium paid on redemption of long-term debt	(27.0)	—
Debt issuance costs paid	—	(3.2)
Dividends paid to non-controlling interests	—	(5.9)
Other financing activities	6.2	—
Net cash (used in) provided by financing activities	(145.0)	133.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5.1	7.8
Net (decrease) increase in cash and cash equivalents and restricted cash	(235.8)	106.9
Cash and cash equivalents and restricted cash at the beginning of the period	566.0	528.8
Cash and cash equivalents and restricted cash at the end of the period	$330.2	$635.7
Supplemental schedule of cash flow information
Interest paid	$73.4	$67.7
Income taxes paid, net	$25.5	$19.6
Non-cash accrued capital expenditures	$2.6	$1.2
Accrued deferred offering costs	$5.1	$—
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2016	$2.5	$1,619.0	$(915.9)	$(14.3)	$691.3	$377.1	$1,068.4

Net income	—	—	—	18.8	18.8	7.5	26.3
Other comprehensive income	—	—	92.0	—	92.0	10.8	102.8
Total comprehensive income	—	—	92.0	18.8	110.8	18.3	129.1
Other changes in equity:
—Issue of shares	—	0.6	—	—	0.6	—	0.6
—Buy-back of shares	—	(1.3)	—	—	(1.3)	—	(1.3)
—Share-based compensation	—	0.8	—	—	0.8	—	0.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(5.9)	(5.9)
As of April 1, 2017	$2.5	$1,619.1	$(823.9)	$4.5	$802.2	$389.5	$1,191.7

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	24.2	24.2	5.1	29.3
Other comprehensive income	—	—	50.8	—	50.8	16.7	67.5
Total comprehensive income	—	—	50.8	24.2	75.0	21.8	96.8
Other changes in equity:
—Issue of shares	0.4	840.8	—	—	841.2	—	841.2
—Share-based compensation	—	1.4	—	—	1.4	—	1.4
—Cost of shares issued	—	(52.7)	—	—	(52.7)	—	(52.7)
As of March 31, 2018	$2.9	$2,412.1	$(696.6)	$161.1	$1,879.5	$435.6	$2,315.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc became the indirect owner of all of the equity interests in Omaha Topco Limited (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by The Blackstone Group L.P. (“Blackstone” or our “Sponsor”), and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of this split. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded on the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information for periods prior to those transactions reflects that of Omaha Topco.
In these condensed consolidated financial statements and related notes, all references to “Gates,” “we,” “us,” and “our” refer, (1) prior to the completion of the reorganization transactions completed immediately prior to the initial public offering, to Omaha Topco and its consolidated subsidiaries and (2) after the completion of the reorganization transactions, to Gates Industrial Corporation plc and its consolidated subsidiaries, as the case may be.
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of March 31, 2018 and December 30, 2017 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the 91 day period from December 31, 2017 to March 31, 2018, with comparative information for the 91 day period from January 1, 2017 to April 1, 2017.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of its operations and cash flows for the periods ended March 31, 2018 and April 1, 2017. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 30, 2017. The condensed consolidated balance sheet as of December 30, 2017 has been derived from those audited financial statements.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2018 fiscal year of the following new Accounting Standard Updates (each, an “ASU”) , all of which were adopted using the method prescribed by the respective ASU, unless otherwise specified.

•	ASU 2014-09 “Revenue From Contracts With Customers” (Topic 606): Revenue Recognition

•	ASU 2016-08 “Revenue from Contracts with Customers” (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU 2016-10 “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing

•	ASU 2016-12 “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”

•	ASU 2017-13 “Revenue from Contracts with Customers” (Topic 606): Amendments to SEC Paragraphs

•	ASU 2017-14 “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (Topic 605) (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The standards update provides a single, principles-based, five-step model to be applied to all contracts with customers. The five steps are: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU also sets out requirements to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to issuing this ASU, the FASB issued several amendments, listed above, which provide clarification, additional guidance, practical expedients and technical corrections.
The Company adopted the requirements of Topic 606 as of December 31, 2017, the first day of our 2018 fiscal year, utilizing the modified retrospective method of transition. We have therefore not made any changes to the comparative information which continues to be reported under the prior guidance of Topic 605. As part of the implementation process, the Company comprehensively reviewed its relationships with its customers and analyzed a number of areas of potential change under Topic 606, including the treatment and calculation of warranty expenses, rebates, branded products, and consignment sales. Management concluded that the impact of Topic 606 on each of these areas on the Company's financial statements was not significant for any of the periods presented or for any of the annual periods that will be included in the Company's 2018 annual consolidated financial statements. No significant changes in net sales or other items in the condensed consolidated financial statements have therefore been made for the three months ended March 31, 2018 in relation to the adoption of Topic 606.
Gates derives its net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Our products are sold in more than 100 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia & India. We have a long-standing presence in each of these regions, including our emerging markets, which include China, Southeast Asia, Eastern Europe and South America. We sell to a large variety of customers in many sectors of the industrial and consumer markets, with no significant exposure to any one customer or market.

In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transactions prices often include variable consideration, usually in the form of rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract.
The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the accepted purchase order is considered to be the standalone selling price.
In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, the Company considers if there is a present right to payment, legal title has been transferred, and whether the risks and rewards of ownership have transferred to the customer. The majority of our revenue therefore continues to be recognized consistently with Topic 605, when products are shipped from our manufacturing or distribution facilities.
As part of our adoption of Topic 606, we elected to use the following practical expedients:

(i)
to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of Topic 606;

(ii)
to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which is the case in the substantial majority of the Company’s contracts with customers;

(iii)	not to assess whether a contract has a significant financing component (as the Company’s standard payment terms are less than one year);

(iv)	not to assess whether promised goods are performance obligations if they are immaterial in the context of the contract with the customer;

(v)	to exclude from the measurement of the transaction price all taxes assessed by a governmental authority and collected by the Company from a customer; and

(vi)	to account for shipping or handling activities occurring after control has passed to the customer as a fulfillment cost rather than as a performance obligation.

•	ASU 2016-15 “Statement of Cash Flows” (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-18 “Statement of Cash Flows” (Topic 230): Restricted Cash
In 2016, the FASB issued two ASUs that clarify the operating, investing and financing cash flow classifications when receiving or paying cash in certain situations including debt prepayments, distributions from equity method investees and proceeds from settlement of corporate-owned life insurance policies.
In addition, the new requirement states that an entity should include restricted cash in the cash and cash equivalents line when reconciling the beginning-of-period and end-of-period amounts in the statement of cash flows.

In accordance with the transition requirements of these ASUs, the presentation changes to the condensed consolidated statement of cash flows have been made retrospectively with comparative information restated accordingly. This resulted in the reclassification of a cash outflow of $8.3 million in the first three months of 2017 related to the payment of premiums paid under our corporate-owned life insurance policies from cash flow from operating activities to cash flows from investing activities. A similar amount is presented as an investing cash outflow in first three months of 2018. In addition, cash and cash equivalents for the purposes of the condensed consolidated statement of cash flows includes restricted cash of $1.7 million as of March 31, 2018 and $1.6 million as of December 30, 2017, and $1.6 million as of both April 1, 2017 and December 31, 2016.

•	ASU 2017-07 “Compensation-Retirement Benefits” (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post-retirement Benefit Cost
In March 2017, the FASB issued an ASU which requires that an employer report the service cost component of its net periodic pension and other post-retirement costs in the same line item as other compensation costs arising from services rendered by the relevant employees during the period. The other components of net periodic benefit cost (which include the interest cost, expected return on plan assets, gains or losses on settlements and curtailments, the amortization of any prior service cost or credit and prior year actuarial gains or losses) are required to be presented in the income statement separately from the service cost component and outside of operating income.
Following adoption of this ASU, Gates continues to present the service cost component of our net periodic pension and other post-retirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components are now included in the other expense (income) line, outside of operating income. In accordance with the transition requirements of this ASU, these presentation changes to the statement of operations have been amended retrospectively. We have adopted the practical expedient of using the amounts disclosed in our historical financial statements as the estimation basis for applying these retrospective presentation requirements.
The following ASUs that were also adopted on the first day of the 2018 fiscal year did not have, and we believe will not have, a significant impact on Gates' results, financial position or disclosures:

•	ASU 2016-01 “Financial Instruments” (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2016-16 “Income Taxes” (Topic 740): Intra-entity Transfers of Assets other than Inventory

•	ASU 2017-01 “Business Combinations” (Topic 805): Clarifying the definition of a business

•	ASU 2017-09 “Stock Compensation” (Topic 718): Scope of Modification Accounting

•	ASU 2018-03 “Technical Corrections and Improvements to Financial Instruments - Overall” (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU provides technical corrections and clarifications on various items included in ASU 2016-01, which we have adopted as of the beginning of the 2018 fiscal year. Consistent with our adoption of ASU 2016-01, none of these technical corrections or clarifications are currently expected to have an impact on Gates. While the amendments are effective for the current fiscal year, they are only effective for interim periods beginning after June 15, 2018.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 30, 2017, prepared in accordance with U.S. GAAP, included the Company’s Annual Report on Form 10-K.
Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Recent accounting pronouncements not yet adopted
The following recent accounting pronouncements are relevant to Gates’ operations but have not yet been adopted. Unless otherwise indicated, management has not yet completed its evaluation of the impact of the adoption of these pronouncements.

•	ASU 2016-02 “Leases” (Topic 842)
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
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The impact on our consolidated financial statements of adopting this ASU, which will affect the recognition, measurement and presentation of leases, is expected to be material given the number and value of leases held, but is still early in the process of being evaluated.

•	ASU 2016-13 “Financial Instruments” (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU which broadens the information that an entity must consider when developing its expected credit loss estimate for assets. The financial asset must be measured at the net amount expected to be collected.
The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact on our consolidated financial statements of adopting this ASU, which may affect the recognition, measurement and presentation of financial assets, is still being evaluated.

•	ASU 2017-12 “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities
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
The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early application is permitted in any interim period after issuance of ASU 2017-12. An entity should apply a cumulative effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income (“OCI”) and retained earnings as of the beginning of the fiscal year that the entity adopts. The amended presentation and disclosure guidance is required only prospectively. We expect the adoption of this standard update to affect the disclosure and presentation of our derivative and hedging activities, but we have not yet quantified the impact to our financial statements.

•	ASU 2018-02 “Income Statement – Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued an ASU to address concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This concern stemmed from the U.S. federal government’s enactment of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (the “Tax Act”), on December 22, 2017. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.

The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The impact on our consolidated financial statements of adopting this standard update, which may affect the recognition, measurement and presentation of taxes, is still being evaluated.

•	ASU 2018-05 "Income Taxes" (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)
This ASU adds additional paragraphs to Topic 740, Income Taxes, that contain SEC guidance related to Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.
3. Acquisitions
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
The following is the record of the fair value of net assets acquired and liabilities assumed:

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
4. Segment information
A. Background
Topic 280 “Segment Reporting” requires segment information provided in the consolidated financial statements to reflect the information that was provided to the chief operating decision maker for the purposes of making decisions about allocating resources and in assessing the performance of each segment. The chief executive officer (“CEO”) of Gates serves as the chief operating decision maker.
The segment information provided in these condensed consolidated financial statements reflects the information that is used by the chief operating decision maker for the purposes of making decisions about allocating resources and in assessing the performance of each segment. These decisions are based on net sales and Adjusted EBITDA (defined below).
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
C. Disaggregated revenue
The following table summarizes our net sales by key geographic region:

	Net Sales
	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
North America	$396.0	$345.1
EMEA	231.3	189.0
East Asia & India	98.3	90.2
Greater China	92.7	73.4
South America	33.7	32.5
Net Sales	$852.0	$730.2

The following table summarizes further our net sales into emerging and developed markets:

	Net Sales
	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Developed	$562.2	$487.0
Emerging	289.8	243.2
Net Sales	$852.0	$730.2
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest expense and other expenses, income taxes, depreciation and amortization derived from financial information prepared in accordance with U.S. GAAP.
Adjusted EBITDA represents EBITDA before specific items that are considered to hinder comparison of the performance of our businesses either year-over-year or with other businesses. During the periods presented, the specific items excluded from EBITDA in computing Adjusted EBITDA primarily included:

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
E. Net sales and Adjusted EBITDA – continuing operations
Segment asset information is not provided to the chief operating decision maker and therefore segment asset information has not been presented. Due to the nature of Gates’ operations, cash generation and profitability are viewed as the key measures rather than an asset base measure.

	Net Sales
	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Power Transmission	$546.0	$485.6
Fluid Power	306.0	244.6
Continuing operations	$852.0	$730.2

	Adjusted EBITDA
	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Power Transmission	$125.3	$107.5
Fluid Power	58.6	45.5
Continuing operations	$183.9	$153.0

Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included above.
Reconciliation of Adjusted EBITDA to net income from continuing operations:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Adjusted EBITDA	$183.9	$153.0
Depreciation and amortization	55.0	52.4
Share-based compensation	1.6	0.8
Transaction-related costs(1)	4.7	2.0
Impairment of intangibles and other assets	0.3	—
Restructuring (benefits) expenses	(0.3)	1.8
Sponsor fees (included in other operating expenses)	1.9	1.5
Other operating expenses	2.4	0.1
Operating income from continuing operations	118.3	94.4
Interest expense	59.8	55.2
Other expenses	17.4	0.7
Income before income taxes	41.1	38.5
Income tax expense	11.7	12.5
Net income from continuing operations	$29.4	$26.0

(1)
Transaction-related costs relate primarily to advisory costs recognized in respect of our initial public offering, the acquisition of businesses and costs related to other corporate transactions such as debt refinancings.

5. Restructuring initiatives
Gates continues to undertake various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Gates’ businesses and to relocate manufacturing operations to lower cost locations. A majority of the accrual for restructuring costs is expected to be utilized during 2018 and 2019.
Restructuring costs for the three months ended March 31, 2018 were a net benefit of $0.3 million. Restructuring costs of $1.8 million were recognized during the three months ended April 1, 2017, including $1.2 million in relation to severance costs, largely in our corporate division and in Europe.
Restructuring costs recognized in the condensed consolidated statements of operations for each segment were as follows:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Power Transmission	$(0.4)	$1.0
Fluid Power	0.1	0.8
Continuing operations	$(0.3)	$1.8

The following summarizes the restructuring reserves activity for the three month periods ended March 31, 2018 and April 1, 2017, respectively:

(dollars in millions)	As of March 31, 2018	As of April 1, 2017
Balance as of the beginning of the period	$8.6	$5.0
Net (benefit) charge for the period	(1.0)	0.3
Utilized during the period	(3.1)	(2.0)
Foreign currency translation	0.1	—
Balance as of the end of the period	$4.6	$3.3
Restructuring reserves are included in the accompanying condensed consolidated balance sheet as follows:

(dollars in millions)	As of March 31, 2018	As of April 1, 2017
Accrued expenses and other current liabilities	$4.2	$3.1
Other non-current liabilities	0.4	0.2
	$4.6	$3.3
6. Income taxes
For interim income tax reporting Gates estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.
For the three months ended March 31, 2018, the Company had an income tax expense of $11.7 million on pre-tax income of $41.1 million, which resulted in an effective income tax rate of 28.5% compared with an income tax expense of $12.5 million on pre-tax income of $38.5 million, which resulted in an effective income tax rate of 32.5% for the three months ended April 1, 2017. The decrease in the 2018 effective rate is due primarily to the beneficial impact of the jurisdictional mix of earnings. The decrease was offset partially by the discrete tax impacts of $21.1 million in non-operating expenses for which no corresponding tax benefit was recognized.
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Act. In the fourth quarter of 2017, we made a reasonable estimate to account for the income tax effects of the Tax Act. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued.
The Tax Act established new provisions for global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. Corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended March 31, 2018, we have reported the estimated impacts of both GILTI and BEAT, including partial utilization of our foreign tax credit carryforwards, in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.
7. Earnings per share
Basic income per share represents net income attributable to shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share considers the effect of potential shares, unless the inclusion of the potential shares would have an anti-dilutive effect. The treasury stock method is used to determine the potential dilutive shares resulting from assumed exercises of equity related instruments.

The computation of net income per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 31, 2018	April 1, 2017
Net income attributable to shareholders	$24.2	$18.8

Weighted average number of shares outstanding	274,876,458	245,603,089
Dilutive effect of share-based awards (number of shares)	9,427,991	4,285,142
Diluted weighted average number of shares outstanding	284,304,449	249,888,231

Basic net income per share	$0.09	$0.08
Diluted net income per share	$0.09	$0.08
For the three months ended March 31, 2018, shares totaling 180,538, compared with 0 shares for the three months ended April 1, 2017, were excluded from the diluted income per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of March 31, 2018	As of December 30, 2017
Raw materials and supplies	$141.0	$128.0
Work in progress	37.5	32.8
Finished goods	313.5	296.3
Total inventories	$492.0	$457.1
9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2017	$1,430.2	$655.3	$2,085.5
Foreign currency translation	31.9	13.9	45.8
As of March 31, 2018	$1,462.1	$669.2	$2,131.3
10. Intangible assets

	As of March 31, 2018			As of December 30, 2017
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,082.1	$(462.0)	$1,620.1	$2,051.1	$(424.4)	$1,626.7
—Technology	91.0	(86.4)	4.6	90.8	(86.2)	4.6
—Capitalized software	52.8	(23.6)	29.2	48.3	(22.2)	26.1
	2,225.9	(572.0)	1,653.9	2,190.2	(532.8)	1,657.4
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,739.3	$(616.0)	$2,123.3	$2,703.6	$(576.8)	$2,126.8

During the three months ended March 31, 2018, the amortization expense recognized in continuing operations in respect of intangible assets was $32.9 million, compared with $32.9 million for the three months ended April 1, 2017. In addition, movements in foreign currency exchange rates resulted in an increase of $24.6 million in the three months ended March 31, 2018, compared with an increase of $32.7 million in the three months ended April 1, 2017, in the net carrying value of total intangible assets.
11. Derivative financial instruments
Gates is exposed to certain risks relating to its ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts and interest rate caps (options), to reduce our exposure to foreign currency risk and interest rate risk. Gates does not hold or issue derivatives for speculative purposes and monitors closely the credit quality of the institutions with which it transacts.
Gates recognizes derivative instruments as either assets or liabilities in the condensed consolidated balance sheet. Gates designates certain of its currency swaps as net investment hedges and designates its interest rate caps as cash flow hedges. The effective portion of the gain or loss on the designated derivative instrument is recognized in OCI and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period net income.
All other derivative instruments not designated in an effective hedging relationship are considered economic hedges and their change in fair value is recognized in net income in each period.
The following table sets out the fair value loss recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Net fair value loss recognized in OCI in relation to:
—Euro-denominated debt	$(15.2)	$(12.0)
—Designated cross currency swaps	(5.7)	(5.9)
Total net fair value loss	$(20.9)	$(17.9)
The closing fair value of the designated currency swaps as of March 31, 2018, was a liability of $45.6 million, compared with a liability of $38.9 million as of December 30, 2017.
During the first three months of 2018, there was a $9.7 million gain, compared with a $1.0 million loss in the prior year period, recognized in OCI in relation to interest rate caps. In addition, $2.4 million in relation to the interest rate caps was reclassified from OCI to net income during the first three months of 2018, compared with $2.7 million in the prior year period.
The closing fair value of the interest rate caps as of March 31, 2018 was an asset of $5.6 million, compared with a liability of $5.6 million as of December 30, 2017.
Management does not designate its currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the first three months of 2018, a net loss of $0.1 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net gain of $0.2 million in the prior year period.

The fair values of derivative financial instruments held by Gates were as follows:

	As of March 31, 2018					As of December 30, 2017
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$5.5	$—	$—	$(51.1)	$(45.6)	$3.2	$—	$—	$(42.1)	$(38.9)
—Interest rate caps	2.0	4.3	(0.7)	—	5.6	—	0.6	(3.8)	(2.4)	(5.6)

Derivatives not designated as hedging instruments:
—Currency swaps	0.2	—	—	—	0.2	—	—	—	—	—
—Currency forward contracts	0.6	—	(1.0)	—	(0.4)	0.5	—	(1.6)	—	(1.1)
	$8.3	$4.3	$(1.7)	$(51.1)	$(40.2)	$3.7	$0.6	$(5.4)	$(44.5)	$(45.6)
A. Currency derivatives
As of March 31, 2018, the notional principal amount of outstanding foreign exchange contracts that are used to manage the currency profile of Gates’ cash was $31.7 million, compared with $0 as of December 30, 2017, none of which have been designated as hedging instruments during the current period. As of March 31, 2018, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $131.5 million, compared with $99.2 million as of December 30, 2017, none of which have been designated as hedging instruments during the current period. In addition, Gates held cross currency swaps that have been designated as net investment hedges. As of March 31, 2018, the notional principal amount of these contracts was $270.0 million, compared with $270.0 million as of December 30, 2017.
B. Interest rate caps
Gates uses interest rate caps as part of its interest rate risk management strategy to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of March 31, 2018, the notional amount of the interest rate cap contracts outstanding was $2.2 billion, compared with $2.2 billion as of December 30, 2017. Contracts with a notional amount of $1.0 billion run through June 30, 2019 and a further contract for $0.2 billion runs through June 30, 2020. The remaining contract, with a notional amount of $1.0 billion, is for the period June 28, 2019 through June 30, 2020.
12. Fair value measurement
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

B. Financial instruments not held at fair value
Certain financial assets and liabilities are not measured at fair value; however, items such as cash and cash equivalents, restricted cash, revolving credit facilities and bank overdrafts generally attract interest at floating rates and accordingly their carrying amounts are considered to approximate fair value. Due to their short maturities, the carrying amounts of accounts receivable and accounts payable are also considered to approximate their fair values.
The carrying amount and fair value of Gates’ debt is set out below:

	As of March 31, 2018		As of December 30, 2017
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$33.7	$33.3	$66.4	$66.2
Non-current	3,013.6	3,045.0	3,889.3	3,970.7
	$3,047.3	$3,078.3	$3,955.7	$4,036.9
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 1% LIBOR floor on the Dollar Term Loan and a 0% EURIBOR floor on the Euro Term Loan. Their principal amounts, derived from a market price, discounted for illiquidity, are considered to approximate fair value. The unsecured senior notes have fixed interest rates, are traded between “Qualified Institutional Buyers” and their fair value is derived from quoted market prices.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of March 31, 2018
Available-for-sale securities	$2.5	$—	$2.5
Derivative assets	$—	$12.6	$12.6
Derivative liabilities	$—	$(52.8)	$(52.8)

As of December 30, 2017
Available-for-sale securities	$2.4	$—	$2.4
Derivative assets	$—	$4.3	$4.3
Derivative liabilities	$—	$(49.9)	$(49.9)
Available-for-sale securities represent equity securities that are traded in an active market and therefore are measured using quoted prices in an active market. Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate cap contracts.
We value our foreign currency exchange derivatives using models consistent with those used by a market participant that maximize the use of market observable inputs including forward prices for currencies.
We value our interest rate cap contracts using a widely accepted discounted cash flow valuation methodology that reflects the contractual terms of each derivative, including the period to maturity. The methodology derives the fair values of the caps using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation are based on an expectation of future interest rates derived from observable market-based interest rate curves and implied volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Transfers between Levels of the Fair Value Hierarchy
During the periods presented, there were no transfers between Levels 1 and 2, and Gates had no assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended March 31, 2018 or April 1, 2017.
13. Debt
Long-term debt, including the current portion and bank overdrafts, is analyzed as follows:

(dollars in millions)	As of March 31, 2018	As of December 30, 2017
Secured debt:
—Dollar Term Loan	$1,725.0	$1,729.4
—Euro Term Loan	801.3	785.6
Unsecured debt:
—Dollar Senior Notes	568.0	1,190.0
—Euro Senior Notes	—	282.5
—Other loans	0.3	0.4
Total principal of debt	3,094.6	3,987.9
Deferred issuance costs	(55.5)	(73.2)
Accrued interest	8.2	41.0
Total carrying value of debt	3,047.3	3,955.7
Debt, current portion	33.7	66.4
Debt, less current portion	$3,013.6	$3,889.3
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets.
Gates is subject to covenants, representations and warranties under certain of its debt facilities. During the periods covered by these condensed consolidated financial statements, we were in compliance with the applicable financial covenants. Also under the agreements governing our debt facilities, our ability to engage in activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is dependent, in part, on our ability to satisfy tests based on measures determined under those agreements.
Debt redemptions
During the first three months of 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes, plus interest accrued up to and including January 31, 2018 of $0.7 million. The Euro Senior Notes were redeemed at a price of 102.875% and a redemption premium of $8.4 million was therefore paid in addition to the principal of $291.7 million.
In addition, on February 8 and February 9, 2018, Gates made partial redemptions of the Dollar Senior Notes with a principal of $522.0 million and $100.0 million, respectively. Both of these calls were made at a price of 103.0%, incurring redemption premiums of $15.6 million and $3.0 million, respectively. Interest accrued of $2.0 million and $0.4 million, respectively, was also paid on these dates.

All of the above prepayments, totaling $913.7 million in principal, $27.0 million in redemption premium and $3.1 million in accrued interest, were funded primarily by the net proceeds from our initial public offering of $799.1 million, with the remainder of the funds coming from excess cash on hand. As a result of these redemptions, the recognition of $15.4 million of deferred financing costs was accelerated and recognized in interest expense in the first three months of 2018.
In addition, in connection with the reorganization transactions completed in connection with to our initial public offering, a wholly-owned U.S. subsidiary of Gates Global LLC, entered into an intercompany agreement pursuant to which it became an obligor under the notes for U.S. federal income tax purposes and agreed to make future payments due on the Dollar Senior Notes. As a result, interest on the Dollar Senior Notes is U.S. source income.
Dollar and Euro Term Loans
Gates’ secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. The maturity date for each of the term loan facilities is March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at Gates’ option, LIBOR plus an applicable margin.
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75% and as of March 31, 2018, borrowings under this facility bore interest at a rate of 5.05% per annum. As of March 31, 2018, the Euro Term Loan bears interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next term loan interest rate re-set date is on June 29, 2018.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the first three months of 2018, Gates made quarterly amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $2.0 million, respectively.
Under the terms of the credit agreement, Gates is obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2017 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment was required to be made in 2018.
During the first three months of 2018, a transactional foreign exchange loss of $17.7 million, compared with a $5.4 million loss for the prior year period, was recognized in respect of the Euro Term Loan. Of these losses, $7.5 million, compared with $0 for the prior year period, was recognized in other expense and a $10.2 million loss, compared with a $5.4 million loss for the prior year period, was recognized in OCI as part of this facility is designated as a net investment hedge of certain of Gates’ Euro investments. In the first three months of 2018, this loss recognized in other expense was substantially offset by a gain on Euro-denominated intercompany loans.
As of March 31, 2018, the principal amount outstanding under the Dollar Term Loan was $1,725.0 million and the Euro Term Loan was $801.3 million (€651.9 million).
Unsecured Senior Notes
As of March 31, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, during the first three months of 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, a transactional foreign exchange loss of $9.2 million, compared with a $6.6 million loss in the prior year period, was recognized in respect of the Euro Senior Notes. Of these losses, $4.2 million, compared with $0 for the prior year period, was recognized in other expense and $5.0 million, compared with $6.6 million for the prior year period, was recognized in OCI for the period during which this facility was designated as a net investment hedge of certain of Gates’ Euro investments.

Gates may redeem the Dollar Senior Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Dollar Senior Note Redemption price
During the year commencing:
—July 15, 2018	101.500%
—July 15, 2019 and thereafter	100.000%
In the event of a change of control over the Company, each holder will have the right to require Gates to repurchase all of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase, except to the extent that Gates has previously elected to redeem the notes.
Revolving credit facility
Gates also has a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. In addition, as part of this amendment, the facility size was increased from $125.0 million to $185.0 million.
As of both March 31, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($322.0 million as of March 31, 2018, compared with $293.7 million as of December 30, 2017, based on values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both March 31, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of March 31, 2018 amounted to $58.4 million, compared with $58.0 million as of December 30, 2017.
14. Post-retirement benefits
Gates operates defined benefit pension plans in certain of the countries in which it operates, in particular, in the U.S. and U.K. All of the defined benefit pension plans are closed to new entrants. In addition to the funded defined benefit pension plans, Gates has unfunded defined benefit obligations to certain current and former employees.
Gates also provides other post-retirement benefits, principally health and life insurance coverage, on an unfunded basis to certain of its employees in the U.S. and Canada.

Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended March 31, 2018			Three months ended April 1, 2017
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.4	$—	$1.4	$1.3	$—	$1.3
Reported outside of operating income:
—Interest cost	6.0	0.6	6.6	7.8	0.7	8.5
—Expected return on plan assets	(5.8)	—	(5.8)	(7.0)	—	(7.0)
—Amortization of net actuarial (gain) loss	—	(0.2)	(0.2)	0.1	—	0.1
—Settlements	0.4	—	0.4	—	—	—
Net periodic benefit cost	$2.0	$0.4	$2.4	$2.2	$0.7	$2.9
Contributions
During the three months ended March 31, 2018, Gates contributed $2.2 million, compared with $1.8 million for the three months ended April 1, 2017, to its defined benefit pension plans and $1.3 million, compared with $1.3 million for the three months ended April 1, 2017, to its other post-retirement benefit plans. For 2018 as a whole, Gates expects to contribute approximately $6.3 million to its defined benefit pension plans and approximately $6.1 million to its other post-retirement benefit plans.
Amounts reclassified from accumulated other comprehensive income
During the three months ended March 31, 2018, $0.2 million of actuarial gains, compared with $0.1 million actuarial losses during the three months ended April 1, 2017, were reclassified from other comprehensive income to the selling, general and administrative expenses line item in the condensed consolidated statements of operations.
Settlements
In September 2017, Gates completed an annuity purchase for most of the retirees in its largest U.S. defined benefit pension plan. The $154.0 million purchase price, funded from plan assets, settled $155.1 million of the pension benefit obligation. The net post-retirement benefit obligation has therefore reduced by $1.1 million. In connection with this transaction, a settlement gain of $3.9 million was recognized as part of the net periodic benefit cost.
15. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company's number of shares in issue for the three month periods ended March 31, 2018 and April 1, 2017, respectively, were as follows:

(number of shares)	As of March 31, 2018	As of April 1, 2017
Balance as of the beginning of the period	245,474,605	245,627,952
Issuance of shares	44,275,000	80,107
Exercise of share options	6,774	—
Buy back of shares	—	(187,680)
Balance as of the end of the period	289,756,379	245,520,379
The Company has one class of authorized and issued shares, with a par value of $0.01. Each share carries equal voting rights but no right to fixed income.

16. Analysis of accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (loss) by component (net of tax) are as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 31, 2016	$(0.2)	$(6.5)	$(884.1)	$(25.1)	$(915.9)	$(55.4)	$(971.3)
Foreign currency translation	—	—	90.8	—	90.8	10.9	101.7
Cash flow hedges movements	—	—	—	1.2	1.2	—	1.2
Available-for-sale investment movements	(0.1)	—	—	—	(0.1)	(0.1)	(0.2)
Post-retirement benefit movements	—	0.1	—	—	0.1	—	0.1
Other comprehensive (loss) income	(0.1)	0.1	90.8	1.2	92.0	10.8	102.8
As of April 1, 2017	$(0.3)	$(6.4)	$(793.3)	$(23.9)	$(823.9)	$(44.6)	$(868.5)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	39.4	—	39.4	16.7	56.1
Cash flow hedges movements	—	—	—	11.7	11.7	—	11.7
Post-retirement benefit movements	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive (loss) income	—	(0.3)	39.4	11.7	50.8	16.7	67.5
As of March 31, 2018	$(0.3)	$12.9	$(703.4)	$(5.8)	$(696.6)	$(8.8)	$(705.4)
17. Related party transactions
A. Entities affiliated with Blackstone
On July 3, 2014, Blackstone Management Partners L.L.C. (“BMP”) and Blackstone Tactical Opportunities Advisors L.L.C., affiliates of our Sponsor (the “Managers”), entered into a Transaction and Monitoring Fee Agreement (the “Former Transaction and Monitoring Fee Agreement”) with Omaha Topco. Under this agreement, we paid the Managers at the closing of the acquisition of Gates by Blackstone $56.8 million as a transaction fee as consideration for the Managers undertaking due diligence investigations and financial and structural analysis and providing corporate strategy and other advice and negotiation assistance.
In addition, under this agreement, Omaha Topco and certain of its direct and indirect subsidiaries (collectively the “Monitoring Service Recipients”) engaged the Managers to provide certain monitoring, advisory and consulting services in the following areas:

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the first three months of 2018, Gates incurred $1.9 million, compared with $1.5 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at March 31, 2018 or December 30, 2017.

The Former Transaction and Monitoring Fee Agreement also contemplated that Gates would pay to the Managers a milestone payment upon the consummation of an initial public offering. In January 2018, we and the Managers terminated this agreement and entered into a new Monitoring Fee Agreement (the “New Monitoring Fee Agreement”) with the Managers that is substantially similar to the terminated agreement, except that the New Monitoring Fee Agreement does not require the payment of a milestone payment in connection with the initial public offering and it terminates upon the earlier to occur of (i) the second anniversary of the closing date of the initial public offering and (ii) the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million. Following termination, the Managers will refund us any portion of the monitoring fee previously paid in respect of fiscal quarters that follow the termination date.
In addition, we have entered into a Support and Services Agreement with BMP. Under this agreement, the Company and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During the periods presented, no amounts were paid or outstanding under this agreement. In connection with the initial public offering in January 2018, we and BMP terminated this agreement and we entered into a new agreement with the Managers that is substantially similar to the existing agreement, except that it terminates on the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
In connection with our initial public offering, Blackstone Advisory Partners L.P. received underwriting fees of $3.2 million.
During the periods presented, through to November 2, 2017, Blackstone held a controlling interest in Alliance Automotive Group (“Alliance”), a wholesale distributor of automotive parts in France and the United Kingdom. Net sales by Gates to affiliates of Alliance for the three months ended March 31, 2018, were $0 million, compared with $8.2 million for the three months ended April 1, 2017.
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Sales	$0.6	$0.5
Purchases	$(2.5)	$(2.6)
Amounts outstanding in respect of these transactions were payables of $0.3 million as of March 31, 2018, compared with $0.2 million as of December 30, 2017. During the first three months of March 31, 2018, we received dividends of $0.4 million from our equity method investees, compared with $0.3 million in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Sales	$16.0	$12.9
Purchases	$(5.3)	$(5.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 31, 2018	As of December 30, 2017
Receivables	$2.1	$1.2
Payables	$(0.4)	$(0.2)

18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of March 31, 2018, letters of credit were outstanding against the asset-backed revolving facility amounting to $58.4 million, compared with $58.0 million as of December 30, 2017. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.4 million, compared with $3.4 million as of December 30, 2017.
B. Contingencies
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
C. Warranties
The following summarizes the movements in the warranty liability for the three month periods ended March 31, 2018 and April 1, 2017, respectively:

(dollars in millions)	As of March 31, 2018	As of April 1, 2017
Balance as of the beginning of the period	$14.1	$14.3
Charge for the period	4.4	4.6
Payments made	(3.2)	(3.6)
Released during the period	(0.2)	—
Foreign currency translation	0.1	0.2
Balance as of the end of the period	$15.2	$15.5
19. Subsequent events
On April 26, 2018, we signed a share purchase agreement to acquire Rapro, a Turkey-based business that engineers, manufactures and sells molded and branched hoses and other products, the majority of which are sold into replacement markets.  Rapro’s annual sales are approximately $23 million and it operates out of two facilities in Izmir, Turkey, with its products serving heavy-duty, commercial and light-vehicle applications. This bolt-on acquisition accelerates our growth strategy within the Fluid Power product line, expanding our product range and geographic coverage to accelerate our growth in replacement channels, particularly in emerging markets.

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers as specified components, with the majority of our revenues coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
Business Trends
Our revenue has historically been highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement channels. Our products are used in applications across numerous end markets across both our replacement and first-fit channels, including construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. This diversification limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in replacement channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During the three months ended March 31, 2018, sales into replacement channels accounted for approximately 60% of our total net sales. Our replacement sales cover a very broad range of applications and industries and accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 31, 2018, sales into first-fit channels accounted for approximately 40% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 9% of our total net sales in the three months ended March 31, 2018, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical revenues have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

Results for the three months ended March 31, 2018 compared with the results for the three months ended April 1, 2017
Summary Gates Performance

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Net sales	$852.0	$730.2
Cost of sales	516.1	443.4
Gross profit	335.9	286.8
Selling, general and administrative expenses	208.6	188.5
Transaction-related costs	4.7	2.0
Impairment of intangibles and other assets	0.3	—
Restructuring (benefits) expenses	(0.3)	1.8
Other operating expenses	4.3	0.1
Operating income	118.3	94.4
Interest expense	59.8	55.2
Other expenses	17.4	0.7
Income before taxes	41.1	38.5
Income tax expense	11.7	12.5
Net income from continuing operations	$29.4	$26.0

Adjusted EBITDA(1)	$183.9	$153.0
Adjusted EBITDA margin (%)	21.6%	21.0%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the first three months of 2018 were $852.0 million, up by 16.7%, or $121.8 million, compared with net sales during the prior year period of $730.2 million. Our net sales in the first three months of 2018 were positively impacted by movements in average currency exchange rates of $42.2 million compared with the prior year period, due principally to the strengthening of the Euro ($23.4 million) and the Chinese Renminbi ($6.8 million) against the U.S. dollar. In addition, the acquisitions of Techflow Flexibles and Atlas Hydraulics in the second half of 2017 contributed $34.1 million to our first quarter 2018 net sales. Excluding these impacts, core sales increased by $45.5 million, or 6.2%, during the three months ended March 31, 2018 compared with the prior year period. This increase was due primarily to higher volumes of $34.2 million, with some benefit coming also from favorable pricing.
Core sales in our Power Transmission and Fluid Power businesses grew by 5.8% and 7.2% in the first three months of 2018 and 2017, respectively. This growth was mostly driven by industrial end markets, which have continued to perform well across all regions, driving over half of our core growth in dollars in the first three months of 2018 compared with the prior year period. North America, Europe, Middle East & Africa ("EMEA") and China were the primary contributors to this industrial growth, particularly to industrial first-fit customers. Sales to industrial first-fit customers grew by 13.7% (or $17.4 million) on a core basis in the first three months of 2018 compared with the prior year period. Sales through our industrial replacement channels increased by 5.3% (or $11.5 million) on a core basis compared with the prior year period, with the regional growth coming primarily from EMEA and North America. Core growth in our construction and agricultural end markets was 14.2% and 10.8% for the first three months of 2018 and 2017, respectively. Sales into the construction end market grew in all of our commercial regions, and we saw particular strength in emerging markets. Growth in agriculture was driven primarily by North America. Overall, core sales into emerging and developed markets grew by 11.9% and 3.3% in the first three months of 2018 and 2017, respectively.

Cost of sales
Cost of sales for the first three months of 2018 was $516.1 million, an increase of 16.4%, or $72.7 million, compared with $443.4 million in the prior year period. The increase was driven primarily by the acquisition of businesses in the second half of 2017, which contributed $27.1 million to the increase from the prior year, in addition to the impacts from higher volumes of $20.0 million, movements in average currency exchange rates of $25.4 million and, to a lesser extent, a combination of wage and material inflation of $7.2 million. These increases were offset partially by procurement cost savings of $4.2 million and productivity improvements of $3.6 million.
Gross profit
Gross profit for the first three months of 2018 was $335.9 million, up 17.1% from $286.8 million during the prior year period, driven by the factors described above. The increase reflected the benefits from higher volumes of $14.2 million, higher selling prices of $12.6 million and a $16.8 million positive impact from movements in average currency exchange rates. Wage and material inflation of $7.2 million was more than offset by procurement cost savings and productivity improvements of $4.2 million and $3.6 million, respectively.
Our gross profit margin improved by 10 basis points to 39.4% during the first three months of 2018, up from 39.3% during the prior year period. The benefit from higher volumes on a partially fixed cost base and benefits from procurement cost savings and productivity improvements were offset somewhat by the dilutive impact of the recent acquisitions, as well as by inflation. The acquisitions, which did not impact the prior year period, had a 80 basis point dilutive impact on the gross margin for the first three months of 2018.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the first three months of 2018 were $208.6 million compared with $188.5 million during the prior year period. This increase of $20.1 million was driven primarily by the adverse impact of movements in average currency exchange rates of $7.6 million and by investments in our commercial and corporate functions of $4.5 million. A further $3.6 million of the increase related to the recent acquisitions, which did not impact the prior year period.
Transaction-related costs
Transaction-related costs for the first three months of 2018 were $4.7 million compared with $2.0 million during the prior year period. Expenses in the first three months of 2018 included $4.0 million related to our initial public offering and a further $0.3 million related to the extension in January 2018 of the maturity dates of our two revolving credit facilities. The transaction-related costs incurred in the prior year period related to professional fees incurred as part of the debt refinancing initiated during March 2017.
Restructuring (benefits) expenses
No significant net restructuring costs were recognized during the first three months of 2018. Restructuring costs of $1.8 million were recognized during the prior year period, including $1.2 million in relation to severance costs, largely in the U.S. and Europe.

Interest expense
Interest expense for the first three months of 2018 was $59.8 million compared with $55.2 million for the prior year period. Our interest expense may be analyzed as follows:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Debt:
Dollar Term Loan	$21.8	$28.5
Euro Term Loan	6.0	2.2
Dollar notes	12.1	15.9
Euro notes	1.3	3.6
	41.2	50.2
Amortization of deferred issuance costs	18.0	4.3
Other interest expense	0.6	0.7
	$59.8	$55.2
Details of the bank and other loans are presented in note 13 to the unaudited condensed consolidated financial statements included elsewhere in this report. Interest expense includes the amortization of the deferred premium on our interest rate caps.
Interest expense during the first three months of 2018 increased over the prior year period due primarily to the acceleration of $15.4 million of deferred financing cost amortization as a consequence of the debt payments made during the first three months of 2018. Partially offsetting this increase was the interest saving from the reduced principal amounts outstanding, which we expect to benefit our future interest expense by approximately $54 million per year. The interest expense in the first three months of 2018 benefited further from margin reductions negotiated in 2017.
Other expenses
Other expense for the first three months of 2018 was $17.4 million, which increased from $0.7 million in the prior year period. This increase was driven primarily by the payment of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018. Partially offsetting these premiums were net foreign currency gains of $9.4 million on net debt and hedging instruments, including a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes. We also benefited from a $0.6 million reduction in net adjustments related to post-retirement benefit obligations, due primarily to lower net interest on the reduced net obligation during the first three months of 2018 as compared with the prior year period. Our other expense may be analyzed as follows:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Interest income on bank deposits	$(1.1)	$(1.1)
Foreign currency (gain) loss on net debt and hedging instruments	(9.4)	0.2
Premiums paid on debt redemptions	27.0	—
Net adjustments related to post-retirement benefits	1.0	1.6
Other	(0.1)	—
	$17.4	$0.7
Income tax expense
For interim income tax reporting we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.

For the first three months of 2018, we had income tax expense of $11.7 million on pre-tax income of $41.1 million, resulting in an effective tax rate of 28.5% compared with an income tax expense of $12.5 million on pre-tax income of $38.5 million, which resulted in an effective income tax rate of 32.5% for the prior year period. The decrease in the 2018 effective rate is due primarily to the beneficial impact of the jurisdictional mix of earnings. The decrease was offset partially by the discrete tax impacts of $21.1 million in non-operating expenses for which no corresponding tax benefit was recognized.
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Act. In the fourth quarter of 2017, we made a reasonable estimate to account for the income tax effects of the Tax Act, however, we continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued.
The Tax Act established new provisions for global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. Corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended March 31, 2018, we have reported the estimated impacts of both GILTI and BEAT, including partial utilization of our foreign tax credit carryforwards, in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.
Adjusted EBITDA
Adjusted EBITDA for the first three months of 2018 was $183.9 million, an increase of 20.2% or $30.9 million, compared with the prior year period Adjusted EBITDA of $153.0 million. The Adjusted EBITDA margin was 21.6%, a 60 basis point increase from the prior year period margin of 21.0%. The increase in Adjusted EBITDA was driven primarily by higher sales of $121.8 million, which resulted in additional gross profit of $49.1 million as described above. Partially offsetting this increase were higher SG&A costs as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (64.1% of Gates’ net sales for the first three months of 2018)

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017	Period over Period Change
Net sales	$546.0	$485.6	12.4%
Adjusted EBITDA	$125.3	$107.5	16.6%
Adjusted EBITDA margin (%)	22.9%	22.1%
Net sales in Power Transmission for the first three months of 2018 were $546.0 million, an increase of 12.4%, or $60.4 million, when compared with the prior year period net sales of $485.6 million. Excluding the positive impact of movements in average currency exchange rates of $32.4 million, core sales increased by 5.8%, or $28.0 million, compared with the prior year period. The majority of this increase was due to higher sales volumes.
Core growth in Power Transmission's net sales was positive in all of our end markets, with mid to high single digit growth coming from energy, general industrial, automotive and industrial transportation. On a regional basis, we saw the highest growth rates in South America at 14.7% and greater China at 18.4%.
Our Power Transmission Adjusted EBITDA for the first three months of 2018 was $125.3 million, an increase of 16.6% or $17.8 million, compared with the prior year period Adjusted EBITDA of $107.5 million. The increase in Adjusted EBITDA was driven primarily by higher sales of $60.4 million, which was the primary driver of a $26.8 million increase in gross profit. Adjusted EBITDA margin for the first three months of 2018 was 22.9%, a 80 basis point improvement over the prior year period adjusted EBITDA margin of 22.1%. Gross profit margin accounted for approximately 50 of the 80 basis point expansion. The additional expansion resulted from SG&A leverage.

Fluid Power (35.9% of Gates’ net sales for the first three months of 2018)

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017	Period over Period Change
Net sales	$306.0	$244.6	25.1%
Adjusted EBITDA	$58.6	$45.5	28.8%
Adjusted EBITDA margin (%)	19.2%	18.6%
Net sales in Fluid Power for the first three months of 2018 were $306.0 million, an increase of 25.1%, or $61.4 million, compared with net sales during the prior year period of $244.6 million. Excluding the positive impact of movements in average currency exchange rates of $9.8 million and the benefit of $34.1 million from businesses acquired in the second half of 2017, core sales increased by 7.2%, or $17.5 million, compared with the prior year period. This increase was due primarily to higher volumes and pricing in substantially equal parts.
Core sales growth was driven primarily by industrial end markets, particularly construction, agriculture and general industrial. We continued to see strong demand for hydraulics products, particularly in mobile industrial applications. Fluid Power had core growth across all of its commercial regions, with East Asia & India growing by 21.9% and North America, the largest region, growing by 6.7% compared with the prior year period. We saw particular strength in emerging market countries, which collectively grew by more than 20%.
 Adjusted EBITDA for the first three months of 2018 was $58.6 million, an increase of 28.8%, or $13.1 million, compared with the prior year period Adjusted EBITDA of $45.5 million. This increase was driven by the higher core growth as well as an impact of $3.4 million from the businesses acquired in 2017. Positive movements in foreign currency exchange rates contributed a further $1.5 million of the increase. Adjusted EBITDA margin increased by 60 basis points, driven primarily by SG&A leverage.
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

Cash Flow
Three months ended March 31, 2018 compared with the three months ended April 1, 2017:
Cash used in operations was $26.5 million during the first three months of 2018 compared with $12.5 million during the prior year period. Operating cash inflow before movements in operating assets and liabilities was $112.5 million during the first three months of 2018 compared with $75.2 million during the prior year period, an increase of $37.3 million that was due largely to the improved operational performance of Gates which flowed through to operating income. Movements in operating assets and liabilities during the first three months of 2018 gave rise to a decrease of $139.0 million in cash compared with a decrease of $87.7 million in the prior year period. This decrease, or further spend of cash, was driven primarily by the build of working capital due to increased demand.
Net cash used in investing activities during the first three months of 2018 was $69.4 million, compared with $21.6 million in the prior year period. Capital expenditure increased by $46.6 million from $13.9 million in the first three months of 2017 to $60.5 million in the first three months of 2018, driven primarily by expenditures on the expansion of one of our existing facilities and on two new facilities that are being built to expand production capacity in our Fluid Power segment.
Net cash used in financing activities was $145.0 million during the first three months of 2018, compared with $133.2 million net cash provided by financing activities in the prior year period. This net outflow in the first three months of 2018 related primarily to the flow of cash resulting from our initial public offering and the use of the funds therefrom to redeem debt. We redeemed $920.1 million of our debt and paid premiums thereon of $27.0 million. This outflow was funded primarily by a net inflow of cash from the initial public offering of $799.1 million. In contrast, the net cash inflow from financing activities in the prior year period was driven by the receipt of proceeds of $150.0 million from a debt issue as part of the debt refinancing that was completed in April 2017.
Indebtedness
As of March 31, 2018, our long-term debt consisted principally of two term loans, two unsecured notes and two revolving credit facilities.
Our long-term debt as of March 31, 2018 and December 30, 2017 may be analyzed as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 31, 2018	As of December 30, 2017	As of March 31, 2018	As of December 30, 2017
Bank and other loans:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,481.2	$2,467.8	$2,526.3	$2,515.0
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	565.8	1,487.5	568.0	1,472.5
Other debt	0.3	0.4	0.3	0.4
	$3,047.3	$3,955.7	$3,094.6	$3,987.9
Details of our long-term debt are presented in note 13 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
During January 2018, upon completion of our initial public offering, the applicable margins on each of the term loans was reduced by a further 0.25%, as agreed as part of the refinancing completed in November 2017.
During the first quarter of 2018, Gates redeemed in full its outstanding €235.0 million of Euro Senior Notes and made partial redemptions of the Dollar Senior Notes. All of these prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded by the net proceeds from our initial public offering of approximately $799.1 million, with the remainder of the funds coming from excess cash on hand.

In addition, in connection with the reorganization transactions completed in connection with our initial public offering, a wholly-owned U.S. subsidiary of Gates Global LLC, entered into an intercompany agreement pursuant to which it became an obligor under the Dollar Senior Notes for U.S. federal income tax purposes and agreed to make future payments due on the Dollar Senior Notes. As a result, interest on the Dollar Senior Notes is U.S. source income.
Dollar and Euro Term Loans
Gates’ secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500 million of the Dollar Senior Notes remain in issue at that time.
These term loan facilities bear interest at a floating rate. As of March 31, 2018, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 5.05% per annum. As of March 31, 2018, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the first three months of 2018, we made quarterly amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $2.0 million, respectively.
Under the terms of the credit agreement, Gates is obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2017 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment was required to be made in 2018.
During the first three months of 2018, a transactional foreign exchange loss of $17.7 million, compared with a $5.4 million loss for the prior year period, was recognized in respect of the Euro Term Loan. Of these losses, $7.5 million, compared with $0 for the prior year period, was recognized in other expense and a $10.2 million loss, compared with a $5.4 million loss for the prior year period, was recognized in OCI as part of this facility is designated as a net investment hedge of certain of Gates’ Euro investments. In the first three months of 2018, the loss recognized in other expense was offset substantially by a gain on a Euro-denominated intercompany receivable.
As of March 31, 2018, the principal amount outstanding under the Dollar Term Loan was $1,725.0 million and the principal amount outstanding under the Euro Term Loan was $801.3 million (€651.9 million).
Unsecured Senior Notes
Following the full redemption of the Euro Senior Notes and partial redemption of the Dollar Senior Notes, as described above, there are no longer any Euro Senior Notes outstanding and as of March 31, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, a transactional foreign exchange loss of $9.2 million, compared with a $6.6 million loss in the prior year period, was recognized in respect of the Euro Senior Notes. Of these losses, $4.2 million, compared with $0 for the prior year period, was recognized in other expense and $5.0 million, compared with $6.6 million for the prior year period, was recognized in OCI for the period during which this facility was designated as a net investment hedge of certain of Gates’ Euro investments.
Revolving Credit Facility
Gates also has a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500 million of the Dollar Senior Notes remain in issue at that time. In addition, as part of this amendment, the facility size was increased from $125.0 million to $185.0 million.

As of both March 31, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($322.0 million as of March 31, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million.
In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500 million of the Dollar Senior Notes remain in issue at that time.
As of March 31, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $58.4 million and $58.0 million as of March 31, 2018 and December 30, 2017, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the first three months of 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our revenues and 65% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 31, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 96% of our total assets and approximately 117% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, our non-guarantor subsidiaries represented approximately 51% of our total assets and approximately 39% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the first three months of 2018, our net debt decreased by $672.5 million from $3,391.3 million as of December 30, 2017 to $2,718.8 million as of March 31, 2018. The primary driver of this decrease was the net cash proceeds of $799.1 million received from our initial public offering. Partially offsetting this decrease in net debt was cash used in operating activities during the first three months of 2018 of $26.5 million, capital expenditure of $60.5 million and the payment of the debt redemption premiums of $27.0 million.
Movements in foreign currency had an unfavorable net impact of $21.9 million on net debt during the first three months of 2018, the majority of the movement relating to the impact on our Euro-denominated debt of the strengthening of the Euro against the U.S. dollar. Partially offsetting this was a decrease in deferred financing costs of $17.7 million, $15.4 million of which resulted from the full and partial redemption of the Euro Senior Notes and Dollar Senior Notes.
Borrowing Headroom
As of March 31, 2018, our asset-backed revolving credit facility had a borrowing base of $322.0 million, being the maximum amount the Company can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $58.4 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million. We had no drawings against uncommitted borrowing facilities (bank overdrafts) but we had outstanding performance bonds, letters of credit and bank guarantees amounting to $3.4 million (in addition to those outstanding under the revolving credit facility).
Overall, therefore, our committed borrowing headroom was $445.2 million, in addition to cash balances of $328.5 million.

Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP measure that represents net income or loss for the period before the impact of income taxes, net interest and other expenses, depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting net finance costs), tax positions (such as the availability of net operating losses against which to relieve taxable profits), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).
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
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with Topic 805 “Business Combinations,” in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by Gates at the date of its acquisition by Blackstone, and costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented we excluded restructuring costs that reflect specific actions taken by management to improve Gates’ future profitability; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and impairments of goodwill and significant impairments of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Net income	$29.4	$26.0
Income tax expense	11.7	12.5
Net interest and other expenses	77.2	55.9
Amortization	32.9	32.9
Depreciation	22.1	19.5
EBITDA	173.3	146.8
Share-based compensation	1.6	0.8
Transaction-related costs	4.7	2.0
Impairment of intangibles and other assets	0.3	—
Restructuring (benefits) expenses	(0.3)	1.8
Other operating expenses	2.4	0.1
Sponsor fees	1.9	1.5
Adjusted EBITDA	$183.9	$153.0
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	March 31, 2018	April 1, 2017
Net sales	$852.0	$730.2
Adjusted EBITDA	$183.9	$153.0
Adjusted EBITDA margin (%)	21.6%	21.0%
Core growth reconciliations
Core sales growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in foreign currency rates and the first-year impacts of acquisitions and disposals. We present core growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by the impact of an acquisition or disposal. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the trading performance of our businesses. The closest GAAP measure is net sales.

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 31, 2018	$546.0	$306.0	$852.0
Impact on net sales of movements in currency rates	32.4	9.8	42.2
Impact on net sales of acquisitions	—	34.1	34.1
Core sales for the three months ended March 31, 2018	$513.6	$262.1	$775.7

Net sales for the three months ended April 1, 2017	485.6	244.6	730.2
Increase in net sales on a core basis (core sales)	$28.0	$17.5	$45.5

Core sales growth (%)	5.8%	7.2%	6.2%

Net Debt
Management uses net debt, rather than the narrower measure of net cash and cash equivalents which forms the basis for the condensed consolidated cash flow statement, as a measure of our liquidity and in assessing the strength of our balance sheet.
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
Net debt represents the net total of:

•	the carrying amount of our debt (bank overdrafts and bank and other loans); and

•	the carrying amount of cash and cash equivalents.
Net debt may be analyzed as follows:

(dollars in millions)	As of March 31, 2018	As of December 30, 2017
Long-term debt:
—Bank and other loans	$3,047.3	$3,955.7
Cash and cash equivalents	328.5	564.4
Net debt	$2,718.8	$3,391.3
Adjusted EBITDA adjustments for ratio calculation purposes
Our financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, result in a net benefit to Adjusted EBITDA for ratio calculation purposes of $12.8 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is additional cash and cash equivalents held by the Company of $1.5 million and $8.3 million as of March 31, 2018 and December 30, 2017, respectively.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts and interest rate caps (options), to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rate movements. For a discussion of quantitative and qualitative disclosures about market risk, please refer to our annual report from which our exposure to market risk has not materially changed.

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings
Information regarding legal proceedings is incorporated into this Part II, Item 1 from note 18 of the notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on From 10-Q.

Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Gates’ annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the annual report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the annual report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In connection with the closing of our initial public offering on January 29, 2018, we issued 245,474,605 ordinary shares in consideration for the ordinary shares and certain indebtedness of a newly formed subsidiary of Omaha Topco, and our Sponsor, together with the other owners of Omaha Topco prior to the initial public offering, received depositary receipts representing such ordinary shares. Such securities were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as transactions by issuers not involving a public offering. No general solicitation or underwriters were involved in such issuances.

Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310)).

3.2	Articles of Association of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.1	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018*†
10.2	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan*†
10.3	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan*†
10.4	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)*†
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATES INDUSTRIAL CORPORATION PLC
(Registrant)
By:
Name: David H. Naemura
Title: Chief Financial Officer
Date: May 3, 2018