Form 10-Q
period 2018-08-02
Gates Industrial Corp plc
filed 2018-08-02
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38366

Gates Industrial Corporation plc
(Exact Name of Registrant as Specified in its Charter)

England and Wales	98-1395184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1144 Fifteenth Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 744-1911
(Registrant’s telephone number, including area code)
1551 Wewatta Street, Denver, Colorado
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 1, 2018, there were 289,756,379 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors described in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), and the following: conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; exchange rate fluctuations; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate future acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholder, The Blackstone Group L.P., over us, as such factors may be updated from time to time in its periodic filings with the SEC which are accessible on the SEC’s website at www.sec.gov. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
This quarterly report includes certain historical consolidated financial and other data for Omaha Topco Limited (“Omaha Topco”), which was the financial reporting entity prior to the completion of the reorganization transactions referred to above. Omaha Topco was formed by affiliates of The Blackstone Group L.P. primarily as a vehicle to finance the acquisition in July 2014 of the Gates business.
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

Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:

•
“Gates,” the “Company,” “we,” “us” and “our” refer (1) prior to the completion of the reorganization transactions completed immediately prior to the initial public offering, to Omaha Topco and its consolidated subsidiaries and (2) after the completion of the reorganization transactions, to Gates Industrial Corporation plc and its consolidated subsidiaries, as the case may be; and

•	“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group L.P., our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$875.1	$769.1	$1,727.1	$1,499.3
Cost of sales	517.6	450.7	1,033.7	894.1
Gross profit	357.5	318.4	693.4	605.2
Selling, general and administrative expenses	209.8	195.6	418.4	384.1
Transaction-related costs	1.3	2.1	6.0	4.1
Impairment of intangibles and other assets	0.1	—	0.4	—
Restructuring expense	2.3	4.1	2.0	5.9
Other operating expenses (income)	3.1	(0.1)	7.4	—
Operating income from continuing operations	140.9	116.7	259.2	211.1
Interest expense	39.8	68.8	99.6	124.0
Other (income) expenses	(3.3)	35.1	14.1	35.8
Income from continuing operations before taxes	104.4	12.8	145.5	51.3
Income tax expense	11.5	4.5	23.2	17.0
Net income from continuing operations	92.9	8.3	122.3	34.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.3	0.3	0.4	—
Net income	92.6	8.0	121.9	34.3
Non-controlling interests	(7.0)	(7.5)	(12.1)	(15.0)
Net income attributable to shareholders	$85.6	$0.5	$109.8	$19.3

Earnings per share
Basic
Earnings per share from continuing operations	$0.30	$—	$0.39	$0.08
Earnings per share from discontinued operations	—	—	—	—
Net income per share	$0.30	$—	$0.39	$0.08

Diluted
Earnings per share from continuing operations	$0.29	$—	$0.38	$0.08
Earnings per share from discontinued operations	—	—	—	—
Net income per share	$0.29	$—	$0.38	$0.08
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$92.6	$8.0	$121.9	$34.3
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax (expense) benefit, respectively, of ($0.9), $6.7, $0.8 and $9.5	(158.2)	100.9	(81.2)	220.5
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0, $0, $0 and $0	21.8	(46.9)	0.9	(64.8)
Total foreign currency translation movements	(136.4)	54.0	(80.3)	155.7
Cash flow hedges (Interest rate derivatives):
—(Loss) gain arising in the period, net of tax expense, respectively, of $0, $0, $0 and $0	—	(5.2)	9.7	(6.2)
—Reclassification to net income, net of tax expense, respectively, of $0.9, $0.5, $1.3 and $1.0	0.2	2.4	2.2	4.6
Total cash flow hedges movements	0.2	(2.8)	11.9	(1.6)
Available-for-sale investments:
—Net unrealized loss, net of tax benefit, respectively, of $0, $0, $0 and $0.1	—	—	—	(0.2)
Total available-for-sale investment movements	—	—	—	(0.2)
Post-retirement benefits:
—Actuarial loss, net of tax benefit, respectively, of $0.1, $0, $0.1 and $0	—	—	(0.1)	—
—Reclassification of actuarial loss to net income, net of tax expense, respectively, of $0, $0, $0 and $0	(0.1)	—	(0.3)	0.1
Total post-retirement benefit movements	(0.1)	—	(0.4)	0.1
Other comprehensive (loss) income	(136.3)	51.2	(68.8)	154.0
Comprehensive (loss) income for the period	$(43.7)	$59.2	$53.1	$188.3

Comprehensive (loss) income attributable to shareholders:
—Arising from continuing operations	$(26.7)	$48.8	$48.4	$159.3
—Arising from discontinued operations	(0.3)	(0.3)	(0.4)	—
	(27.0)	48.5	48.0	159.3
Comprehensive (loss) income attributable to non-controlling interests	(16.7)	10.7	5.1	29.0
	$(43.7)	$59.2	$53.1	$188.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 30, 2018	As of December 30, 2017
Assets
Current assets
Cash and cash equivalents	$305.2	$564.4
Trade accounts receivable, net	807.9	713.8
Inventories	502.1	457.1
Taxes receivable	8.9	14.1
Prepaid expenses and other assets	99.5	76.8
Total current assets	1,723.6	1,826.2
Non-current assets
Property, plant and equipment, net	746.9	686.2
Goodwill	2,087.3	2,085.5
Pension surplus	57.3	57.7
Intangible assets, net	2,051.4	2,126.8
Taxes receivable	34.5	32.7
Other non-current assets	34.7	38.6
Total assets	$6,735.7	$6,853.7
Liabilities and equity
Current liabilities
Debt, current portion	$42.0	$66.4
Trade accounts payable	436.0	392.0
Taxes payable	27.0	29.0
Accrued expenses and other current liabilities	193.1	210.4
Total current liabilities	698.1	697.8
Non-current liabilities
Debt, less current portion	2,970.4	3,889.3
Post-retirement benefit obligations	155.1	157.1
Taxes payable	106.4	100.6
Deferred income taxes	475.3	517.1
Other non-current liabilities	73.9	63.4
Total liabilities	4,479.2	5,425.3
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 289,756,379 (December 30, 2017: authorized shares: 3,000,000,000; outstanding shares: 245,474,605)	2.9	2.5
—Additional paid-in capital	2,413.4	1,622.6
—Accumulated other comprehensive loss	(809.2)	(747.4)
—Retained earnings	246.7	136.9
Total shareholders’ equity	1,853.8	1,014.6
Non-controlling interests	402.7	413.8
Total equity	2,256.5	1,428.4
Total liabilities and equity	$6,735.7	$6,853.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net income	$121.9	$34.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	109.6	106.2
Non-cash currency transaction (gain) loss on net debt and hedging instruments	(31.6)	34.1
Premium paid on redemption of long-term debt	27.0	—
Other net non-cash financing costs	43.5	31.9
Share-based compensation expense	3.2	1.7
Decrease in post-employment benefit obligations, net	(1.9)	(1.0)
Deferred income taxes	(38.3)	(28.6)
Other operating activities	1.4	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(108.6)	(83.4)
—Increase in inventories	(53.0)	(34.5)
—Increase in accounts payable	48.2	33.2
—Increase in prepaid expenses and other assets	(9.0)	(2.0)
—Increase in taxes payable	8.6	5.5
—Decrease in other liabilities	(27.1)	(11.0)
Net cash provided by operations	93.9	87.0
Cash flows from investing activities
Purchases of property, plant and equipment	(105.4)	(32.2)
Purchases of intangible assets	(8.8)	(2.9)
Net cash paid under corporate-owned life insurance policies	(7.4)	(7.3)
Proceeds from the sale of property, plant and equipment	—	1.5
Purchase of businesses, net of cash acquired	(50.9)	(36.7)
Other investing activities	(1.2)	(0.3)
Net cash used in investing activities	(173.7)	(77.9)
Cash flows from financing activities
Issue of shares, net of cost of issuance	799.1	0.6
Deferred offering costs	(8.1)	—
Buy-back of shares	—	(1.4)
Proceeds from long-term debt	—	644.7
Payments of long-term debt	(926.7)	(663.6)
Premium paid on redemption of long-term debt	(27.0)	—
Debt issuance costs paid	—	(17.3)
Dividends paid to non-controlling interests	(16.2)	(5.9)
Other financing activities	5.9	4.2
Net cash used in financing activities	(173.0)	(38.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.4)	11.9
Net decrease in cash and cash equivalents and restricted cash	(259.2)	(17.7)
Cash and cash equivalents and restricted cash at the beginning of the period	566.0	528.8
Cash and cash equivalents and restricted cash at the end of the period	$306.8	$511.1
Supplemental schedule of cash flow information
Interest paid	$101.5	$96.4
Income taxes paid, net	$53.1	$41.0
Non-cash accrued capital expenditures	$3.3	$1.3
Accrued deferred offering costs	$0.5	$—
Dividend declared but not yet paid to non-controlling interests	$—	$1.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2016	$2.5	$1,619.0	$(915.9)	$(14.3)	$691.3	$377.1	$1,068.4

Net income	—	—	—	19.3	19.3	15.0	34.3
Other comprehensive income	—	—	140.0	—	140.0	14.0	154.0
Total comprehensive income	—	—	140.0	19.3	159.3	29.0	188.3
Other changes in equity:
—Issue of shares	—	0.6	—	—	0.6	—	0.6
—Buy-back of shares	—	(1.4)	—	—	(1.4)	—	(1.4)
—Share-based compensation	—	1.7	—	—	1.7	—	1.7
—Dividends paid to non-controlling interests	—	—	—	—	—	(7.6)	(7.6)
As of July 1, 2017	$2.5	$1,619.9	$(775.9)	$5.0	$851.5	$398.5	$1,250.0

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	109.8	109.8	12.1	121.9
Other comprehensive income	—	—	(61.8)	—	(61.8)	(7.0)	(68.8)
Total comprehensive income	—	—	(61.8)	109.8	48.0	5.1	53.1
Other changes in equity:
—Issue of shares	0.4	840.8	—	—	841.2	—	841.2
—Share-based compensation	—	3.0	—	—	3.0	—	3.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(16.2)	(16.2)
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
As of June 30, 2018	$2.9	$2,413.4	$(809.2)	$246.7	$1,853.8	$402.7	$2,256.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc became the indirect owner of all of the equity interests in Omaha Topco Limited (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by affiliates of The Blackstone Group L.P. (“Blackstone” or our “Sponsor”), and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of this split. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded on the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information for periods prior to those transactions reflects that of Omaha Topco.
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of June 30, 2018 and December 30, 2017 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the 91 day period from April 1, 2018 to June 30, 2018, with comparative information for the 91 day period from April 2, 2017 to July 1, 2017 and the 182 day period from December 31, 2017 to June 30, 2018, with comparative information for the 182 day period from January 1, 2017 to July 1, 2017.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of its operations and cash flows for the periods ended June 30, 2018 and July 1, 2017. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 30, 2017. The condensed consolidated balance sheet as of December 30, 2017 has been derived from those audited financial statements.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 30, 2017, prepared in accordance with U.S. GAAP, included in the Company’s Annual Report on Form 10-K.

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2018 fiscal year of the following new Accounting Standard Updates (each, an “ASU”):

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
The Company adopted the requirements of Topic 606 as of December 31, 2017, the first day of our 2018 fiscal year, utilizing the modified retrospective method of transition. We have therefore not made any changes to the comparative information which continues to be reported under the prior guidance of Topic 605. As part of the implementation process, the Company comprehensively reviewed its relationships with its customers and analyzed a number of areas of potential change under Topic 606, including the treatment and calculation of warranty expenses, rebates, branded products, and consignment sales. Management concluded that the impact of Topic 606 on each of these areas on the Company's financial statements was not significant for any of the periods presented or for any of the annual periods that will be included in the Company's 2018 annual consolidated financial statements. No significant changes in net sales or other items in the condensed consolidated financial statements have therefore been made for the three and six months ended June 30, 2018 in relation to the adoption of Topic 606.
Gates derives its net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Our products are sold in more than 100 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia and India. We have a long-standing presence in each of these regions, including our emerging markets, which include China, Southeast Asia, Eastern Europe and South America. We sell to a large variety of customers in many sectors of the industrial and consumer markets, with no significant exposure to any one customer or market.

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
In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, the Company considers if there is a present right to payment, legal title has been transferred, and whether the risks and rewards of ownership have transferred to the customer. The majority of our net sales therefore continues to be recognized consistently with Topic 605, when products are shipped from our manufacturing or distribution facilities.
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

In accordance with the transition requirements of these ASUs, the presentation changes to the condensed consolidated statement of cash flows have been made retrospectively with comparative information restated accordingly. This resulted in the reclassification of a cash outflow of $7.3 million in the six months ended July 1, 2017 related to the payment of premiums paid under our corporate-owned life insurance policies from cash flow from operating activities to cash flows from investing activities. A similar amount is presented as an investing cash outflow in the six months ended June 30, 2018. In addition, cash and cash equivalents for the purposes of the condensed consolidated statement of cash flows includes restricted cash of $1.6 million as of both June 30, 2018 and December 30, 2017, and $1.6 million as of both July 1, 2017 and December 31, 2016.

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
Following adoption of this ASU, Gates continues to present the service cost component of our net periodic pension and other post-retirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components are now included in the other expense (income) line, outside of operating income. In accordance with the transition requirements of this ASU, these presentation changes to the statement of operations have been reflected retrospectively. We have adopted the practical expedient of using the amounts disclosed in our historical financial statements as the estimation basis for applying these retrospective presentation requirements.
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

•	ASU 2016-02 “Leases” (Topic 842)

•	ASU 2018-11 “Leases” (Topic 842): Targeted Improvements
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
In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method. Previously Topic 842 was required to be adopted on a modified retrospective basis, however, entities now have the option of initially applying the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with comparative periods continuing to be presented in accordance with current GAAP (Topic 840, Leases). We currently anticipate adopting Topic 842 using this optional transition method.

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
On April 26, 2018, Gates completed the acquisition of Rapro for $50.9 million, net of cash acquired. Rapro is a Turkey-based business that engineers, manufactures and sells molded and branched hoses and other products, the majority of which are sold into replacement markets. Rapro operates out of two facilities in Izmir, Turkey, with its products serving heavy-duty, commercial and light-vehicle applications.
During the six months ended June 30, 2018 and July 1, 2017, Gates incurred $0.6 million and $1.9 million, respectively, of costs related directly to these acquisitions, all of which are included in the transaction-related costs line in the statement of operations.

The fair values of net assets acquired and liabilities assumed are as follows:

(dollars in millions)	Techflow Flexibles	Atlas Hydraulics	Rapro
Assets acquired
Accounts receivable	$1.7	$10.3	$3.2
Inventories	4.2	21.2	5.6
Prepaid expenses and other receivables	1.7	0.5	2.9
Taxes receivable	—	2.7	0.1
Property, plant and equipment	13.0	24.5	1.8
Intangible assets	3.8	23.0	0.1
Other	—	—	0.2
Total assets	24.4	82.2	13.9

Liabilities assumed
Bank loans	—	—	1.2
Accounts payable	2.6	5.5	3.7
Accrued expenses	4.8	2.4	0.3
Other current liabilities	0.3	11.6	0.8
Taxes payable	1.9	0.1	—
Deferred income taxes	0.6	11.6	—
Total liabilities	10.2	31.2	6.0
Net assets acquired	$14.2	$51.0	$7.9
Goodwill has been recognized as follows:

(dollars in millions)	Techflow Flexibles	Atlas Hydraulics	Rapro
Consideration, net of cash acquired	$36.7	$74.0	$50.9
Net assets acquired	(14.2)	(51.0)	(7.9)
Goodwill and provisional goodwill	$22.5	$23.0	$43.0
The goodwill of $22.5 million arising from the acquisition of Techflow Flexibles relates largely to the expected enhancement to Gates’ ability to make and supply long-length and large-diameter hoses, primarily for the oil & gas exploration and production industries. None of the goodwill recognized is expected to be deductible for income tax purposes.
The goodwill of $23.0 million arising from the acquisition of Atlas Hydraulics relates primarily to the expansion of Gates’ presence in industrial markets through increased manufacturing capacity and geographic reach. None of the goodwill recognized is expected to be deductible for income tax purposes.
The provisional goodwill of $43.0 million arising from the acquisition of Rapro relates primarily to the expected benefit from the acceleration of our growth strategy within the Fluid Power product line and expansion of our product range and geographic coverage. The acquisition is expected to accelerate our growth in replacement channels, particularly in emerging markets. None of the goodwill recognized is expected to be deductible for income tax purposes.
The acquisition accounting for Rapro’s inventories, property, plant and equipment, intangible assets, certain liabilities and related tax balances has not been completed as of June 30, 2018 and the values associated with the acquisition accounting are therefore still subject to change. Goodwill is accordingly provisional pending the finalization of the valuation of these net assets.
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
C. Disaggregated net sales
The following table summarizes our net sales by key geographic region:

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
North America	$412.7	$358.0	$808.7	$703.1
EMEA	226.9	195.8	458.2	384.8
East Asia and India	102.7	99.3	201.0	189.5
Greater China	98.8	82.3	191.5	155.7
South America	34.0	33.7	67.7	66.2
Net Sales	$875.1	$769.1	$1,727.1	$1,499.3
The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Developed	$550.5	$486.1	$1,112.7	$973.1
Emerging	324.6	283.0	614.4	526.2
Net Sales	$875.1	$769.1	$1,727.1	$1,499.3
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

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Power Transmission	$549.6	$510.8	$1,095.6	$996.4
Fluid Power	325.5	258.3	631.5	502.9
Continuing operations	$875.1	$769.1	$1,727.1	$1,499.3

	Adjusted EBITDA
	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Power Transmission	$133.3	$120.4	$258.6	$227.9
Fluid Power	71.6	58.6	130.2	104.1
Continuing operations	$204.9	$179.0	$388.8	$332.0
Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included above.

Reconciliation of Adjusted EBITDA to net income from continuing operations:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income from continuing operations	$92.9	$8.3	$122.3	$34.3
Income tax expense	11.5	4.5	23.2	17.0
Income from continuing operations before taxes	104.4	12.8	145.5	51.3
Interest expense	39.8	68.8	99.6	124.0
Other (income) expenses	(3.3)	35.1	14.1	35.8
Operating income from continuing operations	140.9	116.7	259.2	211.1
Depreciation and amortization	54.6	53.8	109.6	106.2
Transaction-related costs(1)	1.3	2.1	6.0	4.1
Impairment of intangibles and other assets	0.1	—	0.4	—
Restructuring expense	2.3	4.1	2.0	5.9
Share-based compensation	1.6	0.9	3.2	1.7
Sponsor fees (included in other operating expenses)	2.1	1.5	4.0	3.0
Impact of fair value adjustment on inventory (included in cost of sales)	0.3	—	0.3	—
Non-recurring inventory adjustments (included in costs of sales)	0.8	—	0.8	—
Other operating expenses (income)	1.0	(0.1)	3.4	—
Other non-recurring adjustments (included in SG&A)	(0.1)	—	(0.1)	—
Adjusted EBITDA	$204.9	$179.0	$388.8	$332.0

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
Restructuring costs of $2.3 million were recognized during the three months ended June 30, 2018, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. Restructuring costs of $4.1 million were recognized during the prior year period, including $3.0 million in relation to severance costs, largely in the U.S. and Europe.
Restructuring costs of $2.0 million were recognized during the six months ended June 30, 2018, predominantly in the second quarter of 2018, relating to the items described above. Restructuring costs of $5.9 million were recognized during the six months ended July 1, 2017, including $4.2 million in relation to severance costs, largely in the U.S. and EMEA.
Restructuring costs recognized in the condensed consolidated statements of operations for each segment were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Power Transmission	$1.6	$3.1	$1.2	$4.1
Fluid Power	0.7	1.0	0.8	1.8
Continuing operations	$2.3	$4.1	$2.0	$5.9

The following summarizes the restructuring reserves activity for the six month periods ended June 30, 2018 and July 1, 2017, respectively:

(dollars in millions)	As of June 30, 2018	As of July 1, 2017
Balance as of the beginning of the period	$8.6	$5.0
Net charge for the period	2.3	4.6
Utilized during the period	(6.3)	(5.3)
Released during the period	(0.3)	(0.1)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$4.2	$4.3
Restructuring reserves are included in the accompanying condensed consolidated balance sheet as follows:

(dollars in millions)	As of June 30, 2018	As of July 1, 2017
Accrued expenses and other current liabilities	$4.0	$3.8
Other non-current liabilities	0.2	0.5
	$4.2	$4.3
6. Income taxes
For interim income tax reporting Gates estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.
For the three months ended June 30, 2018, the Company had an income tax expense of $11.5 million on pre-tax income of $104.4 million, which resulted in an effective tax rate of 11.0%, compared with an income tax expense of $4.5 million on pre-tax income of $12.8 million, which resulted in an effective tax rate of 35.2% for the three months ended July 1, 2017. For the six months ended June 30, 2018, the Company had an income tax expense of $23.2 million on pre-tax income of $145.5 million, which resulted in an effective tax rate of 15.9% compared with an income tax expense of $17.0 million on pre-tax income of $51.3 million, which resulted in an effective tax rate of 33.1% for the six months ended July 1, 2017.
The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared with the three and six months ended July 1, 2017 was due primarily to the beneficial impact of the jurisdictional mix of earnings, with the three month period ending June 30, 2018 further reduced by $5.7 million of discrete items.
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
The Tax Act established new provisions for global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended June 30, 2018, we have included the estimated impacts of both GILTI and BEAT in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.

We have recorded valuation allowances against certain of our deferred tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. However, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of these valuation allowances will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of the Tax Act implications and associated tax planning for the Company and may be material.
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
The computation of net income per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income attributable to shareholders	$85.6	$0.5	$109.8	$19.3

Weighted average number of shares outstanding	289,756,379	245,520,379	282,275,763	245,561,961
Dilutive effect of share-based awards (number of shares)	7,629,191	6,069,171	8,656,617	6,087,649
Diluted weighted average number of shares outstanding	297,385,570	251,589,550	290,932,380	251,649,610

Basic net income per share	$0.30	$—	$0.39	$0.08
Diluted net income per share	$0.29	$—	$0.38	$0.08
For the three months ended June 30, 2018 and July 1, 2017, shares totaling 605,283 and 0, respectively, were excluded from the diluted income per share calculation because they were anti-dilutive. For the six months ended June 30, 2018 and July 1, 2017, shares totaling 605,283 and 0 shares, respectively, were excluded from the diluted income per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of June 30, 2018	As of December 30, 2017
Raw materials and supplies	$145.1	$128.0
Work in progress	39.6	32.8
Finished goods	317.4	296.3
Total inventories	$502.1	$457.1

9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2017	$1,430.2	$655.3	$2,085.5
Acquisitions	—	44.2	44.2
Foreign currency translation	(29.9)	(12.5)	(42.4)
As of June 30, 2018	$1,400.3	$687.0	$2,087.3
Included in the acquisitions line above is $43.0 million of provisional goodwill arising from the acquisition of Rapro. An additional $1.2 million of goodwill was recognized during the six months ended June 30, 2018 on finalization of the purchase accounting for the Atlas acquisition.
10. Intangible assets

	As of June 30, 2018			As of December 30, 2017
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,026.2	$(479.6)	$1,546.6	$2,051.1	$(424.4)	$1,626.7
—Technology	90.8	(86.6)	4.2	90.8	(86.2)	4.6
—Capitalized software	56.4	(25.2)	31.2	48.3	(22.2)	26.1
	2,173.4	(591.4)	1,582.0	2,190.2	(532.8)	1,657.4
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,686.8	$(635.4)	$2,051.4	$2,703.6	$(576.8)	$2,126.8
During the three months ended June 30, 2018, the amortization expense recognized in respect of intangible assets was $32.8 million, compared with $33.6 million for the three months ended July 1, 2017. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $43.3 million for the three months ended June 30, 2018, compared with an increase of $27.5 million for the three months ended July 1, 2017.
During the six months ended June 30, 2018, the amortization expense recognized in respect of intangible assets was $65.7 million, compared with $66.5 million for the six months ended July 1, 2017. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $18.7 million for the six months ended June 30, 2018, compared with an increase of $60.2 million for the six months ended July 1, 2017.
11. Derivative financial instruments
Gates is exposed to certain risks relating to its ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. Gates does not hold or issue derivatives for speculative purposes and monitors closely the credit quality of the institutions with which it transacts.
Gates recognizes derivative instruments as either assets or liabilities in the condensed consolidated balance sheet. Gates designates certain of its currency swaps as net investment hedges and designates its interest rate caps and interest rate swaps as cash flow hedges. The effective portion of the gain or loss on the designated derivative instrument is recognized in OCI and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period net income.

All other derivative instruments not designated in an effective hedging relationship are considered economic hedges and their change in fair value is recognized in net income in each period.
The following table sets out the fair value gain (loss) recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net fair value gain (loss) recognized in OCI in relation to:
—Euro-denominated debt	$3.4	$(30.6)	$(11.8)	$(42.6)
—Designated cross currency swaps	18.4	(16.3)	12.7	(22.2)
Total net fair value gain (loss)	$21.8	$(46.9)	$0.9	$(64.8)
During the three months ended June 30, 2018, there was a $0, compared with a $5.2 million loss in the prior year period, recognized in OCI in relation to interest rate derivatives. In addition, $1.1 million in relation to the interest rate derivatives was reclassified from OCI to net income during the three months ended June 30, 2018, compared with $2.9 million in the prior year period.
During the six months ended of June 30, 2018, there was a $9.7 million gain, compared with a $6.2 million loss in the prior year period, recognized in OCI in relation to interest rate derivatives. In addition, $3.5 million in relation to the interest rate derivatives was reclassified from OCI to net income during the six months ended June 30, 2018, compared with $5.6 million in the prior year period.
Management does not designate its currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the three months ended June 30, 2018, a net gain of $0.9 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net loss of $3.2 million in the prior year period. During the six months ended June 30, 2018, a net gain of $0.8 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net loss of $3.0 million in the prior year period.
The fair values of derivative financial instruments held by Gates were as follows:

	As of June 30, 2018					As of December 30, 2017
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$6.4	$—	$—	$(35.1)	$(28.7)	$3.2	$—	$—	$(42.1)	$(38.9)
—Interest rate caps	3.5	5.8	—	(2.4)	6.9	—	0.6	(3.8)	(2.4)	(5.6)
—Interest rate swaps	—	—	—	(1.4)	(1.4)	—	—	—	—	—

Derivatives not designated as hedging instruments:
—Currency forward contracts	1.0	—	(0.5)	—	0.5	0.5	—	(1.6)	—	(1.1)
	$10.9	$5.8	$(0.5)	$(38.9)	$(22.7)	$3.7	$0.6	$(5.4)	$(44.5)	$(45.6)

A. Currency derivatives
As of June 30, 2018, the notional principal amount of outstanding foreign exchange contracts that are used to manage the currency profile of Gates’ cash was $16.6 million, compared with $0 as of December 30, 2017, none of which have been designated as hedging instruments during the current period. As of June 30, 2018, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $93.5 million, compared with $99.2 million as of December 30, 2017, none of which have been designated as hedging instruments. In addition, Gates held cross currency swaps that have been designated as net investment hedges. As of June 30, 2018, the notional principal amount of these contracts was $270.0 million, compared with $270.0 million as of December 30, 2017.
B. Interest rate caps and interest rate swaps
Gates uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. On June 7, 2018, we entered into two new interest rate caps with a notional amount of €425.0 million which run from July 1, 2019 through June 30, 2023. As of June 30, 2018, the notional amount of the interest rate cap contracts outstanding was $2.7 billion, compared with $2.2 billion as of December 30, 2017.
The periods covered by our interest rate caps are as follows:

(in millions)	Notional value
Covering current periods:
Through June 30, 2019	$1,000.0
Through June 30, 2020	$200.0
Covering future periods:
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
Also on June 7, 2018, we entered into three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million which run from June 30, 2020 through June 30, 2023.
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

The carrying amount and fair value of Gates’ debt is set out below:

	As of June 30, 2018		As of December 30, 2017
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$42.0	$41.4	$66.4	$66.2
Non-current	2,970.4	2,988.4	3,889.3	3,970.7
	$3,012.4	$3,029.8	$3,955.7	$4,036.9
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of June 30, 2018
Available-for-sale securities	$1.5	$—	$1.5
Derivative assets	$—	$16.7	$16.7
Derivative liabilities	$—	$(39.4)	$(39.4)

As of December 30, 2017
Available-for-sale securities	$2.4	$—	$2.4
Derivative assets	$—	$4.3	$4.3
Derivative liabilities	$—	$(49.9)	$(49.9)
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
We value our interest rate derivative contracts using a widely accepted discounted cash flow valuation methodology that reflects the contractual terms of each derivative, including the period to maturity. The methodology derives the fair values of the derivatives using the market standard methodology of netting the discounted future cash payments and the discounted expected receipts. The inputs used in the calculation are based on observable market-based inputs, including interest rate curves, implied volatilities and credit spreads.
We incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Transfers between Levels of the Fair Value Hierarchy
During the periods presented, there were no transfers between Levels 1 and 2, and Gates had no assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the six months ended June 30, 2018 or the year ended December 30, 2017.
13. Debt
Long-term debt, including the current portion and bank overdrafts, was as follows:

(dollars in millions)	As of June 30, 2018	As of December 30, 2017
Secured debt:
—Dollar Term Loan	$1,720.7	$1,729.4
—Euro Term Loan	759.4	785.6
Unsecured debt:
—Dollar Senior Notes	568.0	1,190.0
—Euro Senior Notes	—	282.5
—Other loans	1.2	0.4
Total principal of debt	3,049.3	3,987.9
Deferred issuance costs	(53.2)	(73.2)
Accrued interest	16.3	41.0
Total carrying value of debt	3,012.4	3,955.7
Debt, current portion	42.0	66.4
Debt, less current portion	$2,970.4	$3,889.3
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
Debt redemptions
On January 31, 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes, plus interest accrued up to and including the redemption date of $0.7 million. The Euro Senior Notes were redeemed at a price of 102.875% and a redemption premium of $8.4 million was therefore paid in addition to the principal of $291.7 million.
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
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75% and as of June 30, 2018, borrowings under this facility bore interest at a rate of 5.08% per annum. As of June 30, 2018, the Euro Term Loan bears interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next term loan interest rate re-set date is on September 28, 2018.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 30, 2018, Gates made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.6 million and $3.8 million, respectively. During the six months ended July 1, 2017, Gates made amortization payments against the Dollar Term Loan and the Euro Term Loan of $10.6 million and $2.4 million, respectively.
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
During the periods presented, foreign exchange gains (losses) were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (loss) recognized in statement of operations	$36.6	$(36.3)	$29.1	$(36.3)
Gain (loss) recognized in OCI	3.4	(14.8)	(6.8)	(20.2)
Total gains (losses)	$40.0	$(51.1)	$22.3	$(56.5)
During the three and six months ended June 30, 2018, the transactional foreign exchange gains recognized in the other (income) expenses line in the statement of operations have been substantially offset by foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
As of June 30, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, during the first three months of 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.

Up to the date of their redemption, foreign exchange gains (losses) were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these gains (losses) were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Loss recognized in statement of operations	$—	$—	$(4.2)	$—
Loss recognized in OCI	—	(15.8)	(5.0)	(22.4)
Total losses	$—	$(15.8)	$(9.2)	$(22.4)
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
As of both June 30, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of June 30, 2018, compared with $293.7 million as of December 30, 2017, based on values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both June 30, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of June 30, 2018 amounted to $54.5 million, compared with $58.0 million as of December 30, 2017.

14. Post-retirement benefits
Gates provides defined benefit pension plans in certain of the countries in which it operates, in particular, in the U.S. and U.K. All of the defined benefit pension plans are closed to new entrants. In addition to the funded defined benefit pension plans, Gates has unfunded defined benefit obligations to certain current and former employees.
Gates also provides other post-retirement benefits, principally health and life insurance coverage, on an unfunded basis to certain of its employees in the U.S. and Canada.
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended June 30, 2018			Three months ended July 1, 2017
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.3	$—	$1.3	$1.5	$—	$1.5
Reported outside of operating income:
—Interest cost	5.9	0.5	6.4	8.0	0.7	8.7
—Expected return on plan assets	(5.6)	—	(5.6)	(7.1)	—	(7.1)
—Amortization of net actuarial loss (gain)	0.1	(0.2)	(0.1)	0.1	(0.1)	—
—Settlements	(0.1)	—	(0.1)	—	—	—
Net periodic benefit cost	$1.6	$0.3	$1.9	$2.5	$0.6	$3.1

Contributions	$1.8	$0.7	$2.5	$2.6	$1.1	$3.7

	Six months ended June 30, 2018			Six months ended July 1, 2017
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.7	$—	$2.7	$2.8	$—	$2.8
Reported outside of operating income:
—Interest cost	11.9	1.1	13.0	15.8	1.4	17.2
—Expected return on plan assets	(11.4)	—	(11.4)	(14.1)	—	(14.1)
—Amortization of net actuarial loss (gain)	0.1	(0.4)	(0.3)	0.2	(0.1)	0.1
—Settlements	0.3	—	0.3	—	—	—
Net periodic benefit cost	$3.6	$0.7	$4.3	$4.7	$1.3	$6.0

Contributions	$4.0	$2.0	$6.0	$4.4	$2.4	$6.8
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other (income) expense line in the condensed consolidated statement of operations.
For 2018 as a whole, Gates expects to contribute approximately $5.5 million to its defined benefit pension plans and approximately $6.1 million to its other post-retirement benefit plans.

15. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company's number of shares in issue for the six month periods ended June 30, 2018 and July 1, 2017, respectively, were as follows:

(number of shares)	As of June 30, 2018	As of July 1, 2017
Balance as of the beginning of the fiscal year	245,474,605	245,627,952
Issuance of shares	44,275,000	80,107
Exercise of share options	6,774	—
Buy back of shares	—	(187,680)
Balance as of the end of the period	289,756,379	245,520,379
The Company has one class of authorized and issued shares, with a par value of $0.01 and each share has equal voting rights.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component (net of tax) were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 31, 2016	$(0.2)	$(6.5)	$(884.1)	$(25.1)	$(915.9)	$(55.4)	$(971.3)
Foreign currency translation	—	—	141.5	—	141.5	14.2	155.7
Cash flow hedges movements	—	—	—	(1.6)	(1.6)	—	(1.6)
Available-for-sale investment movements	—	—	—	—	—	(0.2)	(0.2)
Post-retirement benefit movements	—	0.1	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	0.1	141.5	(1.6)	140.0	14.0	154.0
As of July 1, 2017	$(0.2)	$(6.4)	$(742.6)	$(26.7)	$(775.9)	$(41.4)	$(817.3)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	(73.3)	—	(73.3)	(7.0)	(80.3)
Cash flow hedges movements	—	—	—	11.9	11.9	—	11.9
Post-retirement benefit movements	—	(0.4)	—	—	(0.4)	—	(0.4)
Other comprehensive (loss) income	—	(0.4)	(73.3)	11.9	(61.8)	(7.0)	(68.8)
As of June 30, 2018	$(0.3)	$12.8	$(816.1)	$(5.6)	$(809.2)	$(32.5)	$(841.7)
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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended June 30, 2018, Gates incurred $2.1 million, compared with $1.5 million during the prior year period, and during the six months ended June 30, 2018, Gates incurred $4.0 million, compared with $3.0 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at June 30, 2018 or December 30, 2017.
The Former Transaction and Monitoring Fee Agreement also contemplated that Gates would pay to the Managers a milestone payment upon the consummation of an initial public offering. In January 2018, we and the Managers terminated this agreement and entered into a new Monitoring Fee Agreement (the “New Monitoring Fee Agreement”) with the Managers that is substantially similar to the terminated agreement, except that the New Monitoring Fee Agreement does not require the payment of a milestone payment in connection with the initial public offering and terminates upon the earlier to occur of (i) the second anniversary of the closing date of the initial public offering and (ii) the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million. Following termination of the New Monitoring Fee Agreement, the Managers will refund us any portion of the monitoring fee previously paid in respect of fiscal quarters that follow the termination date.
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
In connection with our initial public offering, Blackstone Advisory Partners L.P., an affiliate of Blackstone, received underwriting fees of $3.2 million.
During the periods presented, through to November 2, 2017, Blackstone held a controlling interest in Alliance Automotive Group (“Alliance”), a wholesale distributor of automotive parts in France and the United Kingdom. Net sales by Gates to affiliates of Alliance for the three and six months ended July 1, 2017 were $8.2 million and $17.8 million, respectively.
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$0.5	$0.3	$1.1	$0.8
Purchases	$(4.0)	$(2.8)	$(6.5)	$(5.4)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of June 30, 2018, compared with $0.2 million as of December 30, 2017. During the three months ended June 30, 2018, we received dividends of $0 from our equity method investees, compared with $0 in the prior year period. During the six months ended June 30, 2018, we received dividends of $0.4 million from our equity method investees, compared with $0.3 million in the prior year period.

C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$15.7	$14.7	$31.7	$27.6
Purchases	$(5.2)	$(5.2)	$(10.5)	$(10.9)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 30, 2018	As of December 30, 2017
Receivables	$2.1	$1.2
Payables	$(0.2)	$(0.2)
D. Majority-owned subsidiaries
We are engaged in ongoing discussions with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries. If we successfully reach an agreement on a change in scope, we expect to reduce the magnitude of net income currently allocated to non-controlling interests and the change could be material.
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of June 30, 2018, letters of credit were outstanding against the asset-backed revolving facility amounting to $54.5 million, compared with $58.0 million as of December 30, 2017. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.3 million, compared with $3.4 million as of December 30, 2017.
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
C. Warranties
The following summarizes the movements in the warranty liability for the six month periods ended June 30, 2018 and July 1, 2017, respectively:

(dollars in millions)	As of June 30, 2018	As of July 1, 2017
Balance as of the beginning of the fiscal year	$14.1	$14.3
Charge for the period	8.1	8.5
Payments made	(5.1)	(6.2)
Acquisitions	—	0.2
Released during the period	(0.3)	(0.3)
Foreign currency translation	(0.2)	0.5
Balance as of the end of the period	$16.6	$17.0

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers as specified components, with the majority of our net sales coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring net sales. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
Business Trends
Our net sales have historically been highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement channels. Our products are used in applications across numerous end markets across both our replacement and first-fit channels, including construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. This diversification limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in replacement channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During the six months ended June 30, 2018, sales into replacement channels accounted for approximately 61% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 30, 2018, sales into first-fit channels accounted for approximately 39% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 8% of our total net sales for the six months ended June 30, 2018, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

Results for the three and six months ended June 30, 2018 compared with the results for the three and six months ended July 1, 2017
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$875.1	$769.1	$1,727.1	$1,499.3
Cost of sales	517.6	450.7	1,033.7	894.1
Gross profit	357.5	318.4	693.4	605.2
Selling, general and administrative expenses	209.8	195.6	418.4	384.1
Transaction-related costs	1.3	2.1	6.0	4.1
Impairment of intangibles and other assets	0.1	—	0.4	—
Restructuring expense	2.3	4.1	2.0	5.9
Other operating expenses (income)	3.1	(0.1)	7.4	—
Operating income	140.9	116.7	259.2	211.1
Interest expense	39.8	68.8	99.6	124.0
Other (income) expenses	(3.3)	35.1	14.1	35.8
Income before taxes	104.4	12.8	145.5	51.3
Income tax expense	11.5	4.5	23.2	17.0
Net income from continuing operations	$92.9	$8.3	$122.3	$34.3

Adjusted EBITDA(1)	$204.9	$179.0	$388.8	$332.0
Adjusted EBITDA margin (%)	23.4%	23.3%	22.5%	22.1%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended June 30, 2018 were $875.1 million, up by 13.8%, or $106.0 million, compared with net sales during the prior year period of $769.1 million. Our net sales in the three months ended June 30, 2018 were positively impacted by movements in average currency exchange rates of $16.4 million compared with the prior year period, due principally to the strengthening of the Euro ($13.2 million) and the Chinese Renminbi ($6.9 million) against the U.S. dollar. In addition, the Fluid Power acquisitions of Techflow Flexibles and Atlas Hydraulics in the second half of 2017, and the acquisition of Rapro in April 2018, contributed $38.0 million to our second quarter 2018 net sales. Excluding these impacts, core sales increased by $51.6 million, or 6.7%, during the three months ended June 30, 2018 compared with the prior year period. Of this increase, $28.1 million was driven by higher volumes, with the remainder driven by favorable pricing, a function of our margin protection initiatives in the current inflationary environment.

Core sales in our Power Transmission and Fluid Power businesses grew by 5.0% and 10.1% in the three months ended June 30, 2018 and July 1, 2017, respectively. This growth was particularly strong in the industrial end markets, which have continued to perform well across all regions, driving over half of our core growth in dollars in the three months ended June 30, 2018 compared with the prior year period. North America was the primary contributor to this industrial growth, particularly with our first-fit customers. We continue to prioritize these customers, particularly in the current capacity-constrained environment for Fluid Power. Sales to industrial first-fit customers grew by 13.4% (or $18.6 million) on a core basis in the three months ended June 30, 2018 compared with the prior year period. Sales through our industrial replacement channels were also strong globally, increasing by 5.9% (or $13.4 million) on a core basis compared with the prior year period. Core growth in our construction and agricultural end markets was 20.7% and 10.3%, respectively, for the three months ended June 30, 2018, continuing the strong performance from the first quarter of 2018. Sales into the construction end market grew in most of our commercial regions, and we saw particular strength in emerging markets. Growth in agriculture was driven primarily by North America, again focused on our first-fit customers. Overall, core sales into emerging and developed markets grew by 11.9% and 2.7%, respectively, in the three months ended June 30, 2018. Core growth in sales to our automotive customers was predominantly in the replacement business which grew by 8.3% on a core basis. In dollar terms, the majority of this growth came from North America and we saw double-digit growth in emerging markets, particularly in China and South America.
Net sales during the six months ended June 30, 2018 were $1,727.1 million, up by 15.2%, or $227.8 million, compared with net sales during the prior year period of $1,499.3 million. Our net sales for the six months ended June 30, 2018 were positively impacted by movements in average currency exchange rates of $58.6 million compared with the prior year period, due principally to the strengthening of the Euro ($36.6 million) and the Chinese Renminbi ($13.7 million) against the U.S. dollar. In addition, the acquisitions of Techflow Flexibles and Atlas Hydraulics in the second half of 2017, and the acquisition of Rapro in April 2018, contributed $72.1 million to our net sales for the six months ended June 30, 2018. Excluding these impacts, core sales increased by $97.1 million, or 6.5%, during the six months ended June 30, 2018 compared with the prior year period. This increase was due primarily to higher volumes of $62.6 million with the remaining benefit coming from favorable, inflation-mitigating pricing.
Core sales in our Power Transmission and Fluid Power businesses grew by 5.4% and 8.7% for the six months ended June 30, 2018 and July 1, 2017, respectively. Similar to the quarter ended June 30, 2018, this growth was driven primarily by industrial end markets, which have performed well across all regions. During the six months ended June 30, 2018, sales to industrial first-fit and industrial replacement customers grew on a core basis by 13.9% and 5.6%, respectively, broadly consistent with the growth in the second quarter of 2018. North America was again the primary contributor to this global industrial growth, with 11.7% core growth in sales to our industrial first-fit customers. Our construction and agricultural end markets increased by 18.9% and 8.3%, respectively, growing on a core basis across most of our commercial regions, particularly in emerging markets. Sales to automotive replacement customers grew on a core basis by 6.7% globally, driven by solid North American demand and strong contributions from our well-established businesses in emerging markets, particularly South America.
Cost of sales
Cost of sales for the three months ended June 30, 2018 was $517.6 million, an increase of 14.8%, or $66.9 million, compared with $450.7 million for the prior year period. The increase was driven primarily by the acquisition of businesses, which contributed $28.1 million to the increase from the prior year, in addition to the impacts from higher volumes of $16.2 million and movements in average currency exchange rates of $14.8 million. Higher inbound freight costs, partly volume-related but also inflation driven, contributed a further $7.8 million of the increase in cost of sales compared with the prior year period.
Cost of sales for the six months ended June 30, 2018 was $1,033.7 million, an increase of 15.6%, or $139.6 million, compared with $894.1 million for the prior year period. The increase was driven primarily by the acquisition of businesses, which contributed $55.2 million to the increase from the prior year, in addition to the impacts from higher volumes of $36.3 million, movements in average currency exchange rates of $41.4 million and, to a lesser extent, a combination of wage and material inflation of $6.9 million. Productivity improvements at our manufacturing facilities somewhat offset these year-over-year increases in cost of sales.
Gross profit
Gross profit for the three months ended June 30, 2018 was $357.5 million, up 12.3% from $318.4 million for the prior year period. The increase was driven primarily by the growth in net sales as discussed above. Inflationary pressure, particularly in freight, was more than offset by the benefit from the recent business acquisitions, which did not affect the prior year period.

Our gross profit margin dropped by 50 basis points to 40.9% for the three months ended June 30, 2018, down from 41.4% for the prior year period. Our recent acquisitions, which did not impact the prior year period, had an approximately 100 basis point dilutive impact on the gross margin for the three months ended June 30, 2018. This impact was offset partially by the benefit from higher volumes on a partially fixed cost base and favorable pricing mitigating rising material costs in the current inflationary environment.
Gross profit for the six months ended June 30, 2018 was $693.4 million, up 14.6% from $605.2 million during the prior year period, driven broadly by the same factors described above, in addition to a positive impact from movements in average currency exchange rates of $17.2 million and productivity improvements of $12.1 million.
Our gross profit margin dropped by 30 basis points at 40.1% for the six months ended June 30, 2018, down from 40.4% for the prior year period. The recent acquisitions had a 120 basis point dilutive impact on the gross margin for the six months ended June 30, 2018, which was offset somewhat by a positive impact from movements in average currency exchange rates. Excluding these impacts, inflationary pressure was more than offset by the benefit from higher volumes on a partially fixed cost base and inflation-mitigating pricing actions.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2018 were $209.8 million compared with $195.6 million for the prior year period. This increase of $14.2 million included a $4.4 million impact related to the recent business acquisitions, which did not impact the prior year period. The remainder of the increase was driven primarily by salary and wage inflation of $2.9 million and a $4.9 million combination of volume-related expense increases and investment in our product line and customer service initiatives, including marketing materials and technology-driven customer interfaces.
SG&A expenses for the six months ended June 30, 2018 were $418.4 million compared with $384.1 million for the prior year period. This increase of $34.3 million was driven primarily by an $8.0 million increase related to the recent business acquisitions, which did not impact the prior year period, and a further $8.5 million due to the adverse impact of movements in average currency exchange rates. Product line and customer service investments, as described above, together with volume-related increases in variable costs and expenses associated with operating in a public company environment drove the remainder of this increase.
Transaction-related costs
Transaction-related costs for the three months ended June 30, 2018 were $1.3 million compared with $2.1 million for the prior year period. Expenses in the three months ended June 30, 2018 related primarily to the recent business acquisitions. The transaction-related costs incurred in the prior year period related to professional fees incurred as part of a debt refinancing.
Transaction-related costs for the six months ended June 30, 2018 were $6.0 million compared with $4.1 million for the prior year period. Expenses for the six months ended June 30, 2018 included $4.2 million related to our initial public offering and a further $0.3 million related to the extension in January 2018 of the maturity dates of our two revolving credit facilities. The remainder of the transaction-related costs in this period related to the recent business acquisitions. The transaction-related costs incurred in the prior year period related to professional fees incurred as part of a debt refinancing.
Restructuring expense
A restructuring expense of $2.3 million was recognized during the three months ended June 30, 2018, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. A restructuring expense of $4.1 million was recognized during the prior year period, including $3.0 million in relation to severance costs, largely in the U.S. and Europe.
A restructuring expense of $2.0 million was recognized during the six months ended June 30, 2018, predominantly in the second quarter of 2018, relating to the items described above. A restructuring expense of $5.9 million was recognized during the prior year period, including $4.2 million in relation to severance costs, largely in the U.S. and EMEA.

Interest expense
Interest expense for the three months ended June 30, 2018 was $39.8 million compared with $68.8 million for the prior year period. Interest expense for the six months ended June 30, 2018 was $99.6 million compared with $124.0 million for the prior year period. Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Debt:
Dollar Term Loan	$22.7	$22.6	$44.5	$51.1
Euro Term Loan	5.8	6.3	11.8	8.5
Dollar Senior Notes	8.2	17.8	20.3	33.7
Euro Senior Notes	—	4.1	1.3	7.7
Other loans	—	0.1	—	0.1
	36.7	50.9	77.9	101.1
Amortization of deferred issuance costs	2.6	17.3	20.6	21.6
Other interest expense	0.5	0.6	1.1	1.3
	$39.8	$68.8	$99.6	$124.0
Details of the bank and other loans are presented in note 13 to the condensed consolidated financial statements included elsewhere in this report. Interest expense includes the amortization of the deferred premium on our interest rate caps.
Interest expense for the three months ended June 30, 2018 decreased over the prior year period due primarily to the interest saving from the reduced principal amounts outstanding, which we expect to benefit our future interest expense by approximately $54 million per year. Interest expense for the three months ended June 30, 2018 benefited further from margin reductions negotiated in 2017 as well as, in the prior year period, the acceleration of $14.2 million of deferred issuance cost amortization recognized as a consequence of the debt payments made during the second quarter of 2017.
Interest expense for the six months ended June 30, 2018 also decreased over the prior year period, again driven by the interest saving from the reduced principal amounts outstanding and from the margin reductions negotiated in 2017. Partially offsetting these benefits was the acceleration of $15.4 million of deferred issuance cost amortization as a consequence of the debt payments made during the first quarter of 2018. A similar impact of $14.2 million was recognized in the prior year period in relation to the debt payments made in April 2017.
Other (income) expenses
Our other (income) expenses were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest income on bank deposits	$(0.6)	$(1.0)	$(1.7)	$(2.1)
Foreign currency (gain) loss on net debt and hedging instruments	(2.9)	34.9	(12.3)	35.1
Premiums paid on debt redemptions	—	—	27.0	—
Net adjustments related to post-retirement benefits	0.6	1.6	1.6	3.2
Other	(0.4)	(0.4)	(0.5)	(0.4)
	$(3.3)	$35.1	$14.1	$35.8
Other income for the three months ended June 30, 2018 was $3.3 million, compared with expenses of $35.1 million in the prior year period. This change was driven primarily by net foreign currency gains of $2.9 million on net debt and hedging instruments for the three months ended June 30, 2018, compared with net losses of $34.9 million in the prior year period. Underlying this change is the fact that, in the current period, transactional foreign exchange movements on the unhedged portion of our Euro-denominated debt are being substantially offset by similar movements on Euro-denominated intercompany loans as part of our overall hedging strategy.

Other expense for the six months ended June 30, 2018 was $14.1 million, which decreased from $35.8 million in the prior year period. This decrease was driven primarily by net foreign currency gains of $12.3 million on net debt and hedging instruments for the six months ended June 30, 2018, compared with net losses of $35.1 million in the prior year period. As noted above, underlying this change is the fact that, in the current period, transactional foreign exchange movements on the unhedged portion of our Euro-denominated debt are being substantially offset by similar movements on Euro-denominated intercompany loans as part of our overall hedging strategy. Also included in the gain for the six months ended June 30, 2018 was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes.
We also benefited from a $1.7 million reduction in net adjustments related to post-retirement benefit obligations, due primarily to lower net interest on the reduced net obligation during the six months June 30, 2018 as compared with the prior year period.
Partially offsetting these decreases in other expenses was the payment of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018.
Income tax expense
For interim income tax reporting we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.
For the three months ended June 30, 2018, we had an income tax expense of $11.5 million on pre-tax income of $104.4 million, which resulted in an effective tax rate of 11.0% compared with an income tax expense of $4.5 million on pre-tax income of $12.8 million, which resulted in an effective tax rate of 35.2% for the three months ended July 1, 2017. For the six months ended June 30, 2018, the Company had an income tax expense of $23.2 million on pre-tax income of $145.5 million, which resulted in an effective tax rate of 15.9% compared with an income tax expense of $17.0 million on pre-tax income of $51.3 million, which resulted in an effective tax rate of 33.1% for the six months ended July 1, 2017.
The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared with the three and six months ended July 1, 2017 was due primarily to the beneficial impact of the jurisdictional mix of earnings, with the three month period ending June 30, 2018 further reduced by $5.7 million of discrete items.
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
The Tax Act established new provisions for global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended June 30, 2018, we have included the estimated impacts of both GILTI and BEAT in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.
We have recorded valuation allowances against certain of our deferred tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. However, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of these valuation allowances will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of the Tax Act implications and associated tax planning for the Company and may be material.

Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2018 was $204.9 million, an increase of 14.5% or $25.9 million, compared with the prior year period Adjusted EBITDA of $179.0 million. The Adjusted EBITDA margin was 23.4% for the three months ended June 30, 2018, a 10 basis point increase from the prior year period margin of 23.3%. The increase in Adjusted EBITDA was driven primarily by higher sales of $106.0 million, which resulted in additional gross profit of $39.1 million as described above. Partially offsetting this increase were higher SG&A expenses as noted above.
Adjusted EBITDA for the six months ended June 30, 2018 was $388.8 million, an increase of 17.1% or $56.8 million, compared with Adjusted EBITDA of $332.0 million for the prior year period. Adjusted EBITDA margin was 22.5% for the six months ended June 30, 2018, a 40 basis point increase from the prior year period margin of 22.1%. The increase in Adjusted EBITDA was driven primarily by higher sales of $227.8 million, which resulted in additional gross profit of $88.2 million as described above. Partially offsetting this increase were higher SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (62.8% and 63.4%, respectively, of Gates’ net sales for the three and six months ended June 30, 2018)

	Three months ended
(dollars in millions)	June 30, 2018	July 1, 2017	Period over Period Change
Net sales	$549.6	$510.8	7.6%
Adjusted EBITDA	$133.3	$120.4	10.7%
Adjusted EBITDA margin (%)	24.3%	23.6%

	Six months ended
(dollars in millions)	June 30, 2018	June 30, 2017	Period over Period Change
Net sales	$1,095.6	$996.4	10.0%
Adjusted EBITDA	$258.6	$227.9	13.5%
Adjusted EBITDA margin (%)	23.6%	22.9%
Net sales in Power Transmission for the three months ended June 30, 2018 were $549.6 million, an increase of 7.6%, or $38.8 million, when compared with prior year period net sales of $510.8 million. Excluding the positive impact of movements in average currency exchange rates of $13.4 million, core sales increased by 5.0%, or $25.4 million, compared with the prior year period. This increase was due in approximately equal parts to higher volumes and pricing actions taken in response to inflation.
Net sales in Power Transmission for the six months ended June 30, 2018 were $1,095.6 million, an increase of 10.0%, or $99.2 million, when compared with the prior year period net sales of $996.4 million. Excluding the positive impact of movements in average currency exchange rates of $45.8 million, core sales increased by 5.4%, or $53.4 million, compared with the prior year period. The majority of this increase was due to higher sales volumes of $37.1 million and remainder due to pricing actions taken in response to inflation.
Core growth in Power Transmission's net sales were positive in all of our end markets for both the three and six months ended June 30, 2018 and were mostly in the middle to high single digits. Sales to the construction end market were particularly strong, with core growth of 10.4% and 7.2% for the three and six months ended June 30, 2018, respectively, compared with the prior year periods. On a regional basis, we saw strong growth in emerging markets, particularly in South America and China at 12.8% and 9.4%, respectively, for the three months ended June 30, 2018, and 13.7% and 13.6%, respectively, for the six months ended June 30, 2018.

Our Power Transmission Adjusted EBITDA for the three months ended June 30, 2018 was $133.3 million, an increase of 10.7% or $12.9 million, compared with prior year period Adjusted EBITDA of $120.4 million. The increase in Adjusted EBITDA was driven primarily by higher sales of $38.8 million, which was the primary driver of a $20.6 million increase in gross profit. Adjusted EBITDA margin for the three months ended June 30, 2018 was 24.3%, a 70 basis point improvement over the prior year period Adjusted EBITDA margin of 23.6%, driven primarily by pricing actions, offset partially by increased SG&A that was a function of salary and wage inflation, combined with volume-related expense increases and investment in our product line and customer service initiatives, including marketing materials and technology-driven customer interfaces.
Our Power Transmission Adjusted EBITDA for the six months ended June 30, 2018 was $258.6 million, an increase of 13.5% or $30.7 million, compared with the prior year period Adjusted EBITDA of $227.9 million. Movements in average currency exchange rates drove $11.2 million of this increase. Excluding this impact, the increase in Adjusted EBITDA was driven primarily by higher sales of $99.2 million, which was the primary driver of a $47.4 million increase in gross profit. Adjusted EBITDA margin for the six months ended June 30, 2018 was 23.6%, a 70 basis point improvement over the prior year period Adjusted EBITDA margin of 22.9%, driven by similar impacts as described above for the three month period.
Fluid Power (37.2% and 36.6%, respectively, of Gates’ net sales for the three and six months ended June 30, 2018)

	Three months ended
(dollars in millions)	June 30, 2018	July 1, 2017	Period over Period Change
Net sales	$325.5	$258.3	26.0%
Adjusted EBITDA	$71.6	$58.6	22.2%
Adjusted EBITDA margin (%)	22.0%	22.7%

	Six months ended
(dollars in millions)	June 30, 2018	June 30, 2017	Period over Period Change
Net sales	$631.5	$502.9	25.6%
Adjusted EBITDA	$130.2	$104.1	25.1%
Adjusted EBITDA margin (%)	20.6%	20.7%
Net sales in Fluid Power for the three months ended June 30, 2018 were $325.5 million, an increase of 26.0%, or $67.2 million, compared with net sales during the prior year period of $258.3 million. Excluding the positive impact of movements in average currency exchange rates of $3.0 million and the benefit of $38.0 million from the recent business acquisitions, core sales increased by 10.1%, or $26.2 million, compared with the prior year period. This increase was due primarily to higher volumes of $14.6 million and $11.9 million of pricing actions taken in response to inflation.
Net sales in Fluid Power for the six months ended June 30, 2018 were $631.5 million, an increase of 25.6%, or $128.6 million, compared with net sales during the prior year period of $502.9 million. Excluding the positive impact of movements in average currency exchange rates of $12.8 million and the benefit of $72.1 million from the recent business acquisitions, core sales increased by 8.7%, or $43.7 million, compared with the prior year period. This increase was due primarily to higher volumes of $25.5 million, with the remainder due primarily to inflation-mitigating pricing actions.
Core sales growth in both the three and six months ended June 30, 2018 was driven primarily by the industrial end markets, particularly construction and general industrial. We continued to see strong demand for hydraulics products, particularly in mobile industrial applications. Fluid Power had core growth across all of its commercial regions for both the three and six months ended June 30, 2018, with strong growth continuing in the emerging markets, particularly in Asia. During the three months ended June 30, 2018, China grew by 23.4% compared with the prior year period, predominantly in construction, with a similar performance in the six month period.

 Adjusted EBITDA for the three months ended June 30, 2018 was $71.6 million, an increase of 22.2%, or $13.0 million, compared with the prior year period Adjusted EBITDA of $58.6 million. Recent business acquisitions contributed $6.3 million of this increase. The remainder of the increase was driven by the benefit to gross profit from higher volumes and pricing actions, offset partially by higher SG&A expenses, primarily inflation-related. Adjusted EBITDA margin decreased by 70 basis points, driven primarily by the dilutive impact of the recent acquisitions.
 Adjusted EBITDA for the six months ended June 30, 2018 was $130.2 million, an increase of 25.1%, or $26.1 million, compared with the prior year period Adjusted EBITDA of $104.1 million. Recent business acquisitions contributed $10.8 million of this increase. Consistent with the three month period, the remainder of the increase was driven by the benefit from higher volumes and pricing actions, offset partially by higher SG&A expenses. Adjusted EBITDA margin decreased by 10 basis points, driven primarily by the dilutive impact of the recent acquisitions.
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
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases may be funded by existing cash balances or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and result in related adverse tax consequences to us.
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Management believes that the current level of working capital is sufficient for Gates’ present requirements.
Cash Flow
Six months ended June 30, 2018 compared with the six months ended July 1, 2017:
Cash provided by operations was $93.9 million during the six months ended June 30, 2018 compared with cash provided by operations of $87.0 million during the prior year period. Operating cash inflow before movements in operating assets and liabilities was $234.8 million during the six months ended June 30, 2018 compared with $179.2 million during the prior year period, an increase of $55.6 million which was due largely to the improved operational performance of Gates which flowed through to operating income. Movements in operating assets and liabilities during the six months ended June 30, 2018 gave rise to a decrease of $140.9 million in cash compared with a decrease of $92.2 million in the prior year period. This decrease, or further spend of cash, was driven primarily by the build of working capital due to increased demand.

Net cash used in investing activities during the six months ended June 30, 2018 was $173.7 million, compared with $77.9 million in the prior year period. Capital expenditures increased by $79.1 million from $35.1 million in the six months ended July 1, 2017 to $114.2 million in the six months ended June 30, 2018, driven primarily by expenditures on the expansion of one of our existing facilities and on two new facilities that are being built to expand production capacity in our Fluid Power segment. During the six months ended June 30, 2018, we also purchased the Rapro business for $50.9 million, net of cash acquired.
Net cash used in financing activities was $173.0 million during the six months ended June 30, 2018, compared with $38.7 million net cash used in financing activities in the prior year period. This net outflow in the six months ended June 30, 2018 related primarily to the net cash received from our initial public offering and the use of those funds to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. This outflow was funded primarily by a net inflow of cash from the initial public offering of $799.1 million. We paid a further $12.4 million in quarterly amortization payments under the term loans. The net cash outflow from financing activities in the prior year period was driven by the debt refinancing transactions completed in April 2017, including payments of long-term debt of $663.6 million and debt issuance costs paid of $17.3 million, offset by the receipt of proceeds of $644.7 million. In addition, dividends payments to non-controlling shareholders of our joint venture operations were $16.2 million during the six months ended June 30, 2018, compared with $5.9 million paid in the prior year period.
Indebtedness
During the periods presented, our long-term debt in issue consisted principally of two term loans and two unsecured notes. Our long-term debt as of June 30, 2018 and December 30, 2017 was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 30, 2018	As of December 30, 2017	As of June 30, 2018	As of December 30, 2017
Bank and other loans:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,436.5	$2,467.8	$2,480.1	$2,515.0
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	574.7	1,487.5	568.0	1,472.5
Other debt	1.2	0.4	1.2	0.4
	$3,012.4	$3,955.7	$3,049.3	$3,987.9
Details of our long-term debt are presented in note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report.
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

Dollar and Euro Term Loans
Gates’ secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of June 30, 2018, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 5.08% per annum. As of June 30, 2018, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 30, 2018, Gates made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.6 million and $3.8 million, respectively. During the six months ended July 1, 2017, Gates made amortization payments against the Dollar Term Loan and the Euro Term Loan of $10.6 million and $2.4 million, respectively.
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
During the periods presented, foreign exchange gains (losses) were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (loss) recognized in statement of operations	$36.6	$(36.3)	$29.1	$(36.3)
Gain (loss) recognized in OCI	3.4	(14.8)	(6.8)	(20.2)
Total gains (losses)	$40.0	$(51.1)	$22.3	$(56.5)
During the three and six months ended June 30, 2018, the transactional foreign exchange gains recognized in the other (income) expenses line in the statement of operations have been substantially offset by foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of June 30, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, foreign exchange gains (losses) were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these gains (losses) were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Loss recognized in statement of operations	$—	$—	$(4.2)	$—
Loss recognized in OCI	—	(15.8)	(5.0)	(22.4)
Total losses	$—	$(15.8)	$(9.2)	$(22.4)

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
As of both June 30, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of June 30, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of June 30, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $54.5 million and $58.0 million as of June 30, 2018 and December 30, 2017, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the six months ended June 30, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 66% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 30, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 137% of our total assets and approximately 118% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 50% of our total assets and approximately 38% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the six months ended June 30, 2018, our net debt decreased by $684.1 million from $3,391.3 million as of December 30, 2017 to $2,707.2 million as of June 30, 2018. The primary driver of this decrease was the net cash proceeds of $799.1 million received from our initial public offering and cash provided by operating activities during the six months ended June 30, 2018 of $93.9 million. Partially offsetting this decrease in net debt was capital expenditures of $114.2 million, the acquisition of Rapro for $50.9 million and the payment of the debt redemption premiums of $27.0 million.
Movements in foreign currency had a favorable net impact of $13.1 million on net debt during the six months ended June 30, 2018, the majority of the movement relating to the impact on our Euro-denominated debt of the weakening of the Euro against the U.S. dollar. Partially offsetting this was a decrease in deferred financing costs of $20.0 million, $15.4 million of which resulted from the full and partial redemption of the Euro Senior Notes and Dollar Senior Notes.

Borrowing Headroom
As of June 30, 2018, our asset-backed revolving credit facility had a borrowing base of $325.0 million, being the maximum amount the Company can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $54.5 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million. There were no amounts drawn against uncommitted borrowing facilities (bank overdrafts) but we had outstanding performance bonds, letters of credit and bank guarantees amounting to $3.3 million (in addition to those outstanding under the asset-backed revolving credit facility).
In total, our committed borrowing headroom was $452.2 million, in addition to cash balances of $305.2 million.
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

We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with Topic 805 “Business Combinations,” in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented we excluded restructuring expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates' business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income from continuing operations	$92.9	$8.3	$122.3	$34.3
Income tax expense	11.5	4.5	23.2	17.0
Net interest and other expenses	36.5	103.9	113.7	159.8
Depreciation and amortization	54.6	53.8	109.6	106.2
EBITDA	195.5	170.5	368.8	317.3
Transaction-related costs	1.3	2.1	6.0	4.1
Impairment of intangibles and other assets	0.1	—	0.4	—
Restructuring expense	2.3	4.1	2.0	5.9
Share-based compensation	1.6	0.9	3.2	1.7
Sponsor fees (included in other operating expenses)	2.1	1.5	4.0	3.0
Impact of fair value adjustment on inventory (included in cost of sales)	0.3	—	0.3	—
Non-recurring inventory adjustments (included in costs of sales)	0.8	—	0.8	—
Other operating expenses (income)	1.0	(0.1)	3.4	—
Other non-recurring adjustments (included in SG&A)	(0.1)	—	(0.1)	—
Adjusted EBITDA	$204.9	$179.0	$388.8	$332.0
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Six months ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$875.1	$769.1	$1,727.1	$1,499.3
Adjusted EBITDA	$204.9	$179.0	$388.8	$332.0
Adjusted EBITDA margin (%)	23.4%	23.3%	22.5%	22.1%

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

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended June 30, 2018	$549.6	$325.5	$875.1
Impact on net sales of movements in currency rates	13.4	3.0	16.4
Impact on net sales from recent acquisitions	—	38.0	38.0
Core revenue for the three months ended June 30, 2018	536.2	284.5	820.7

Net sales for the three months ended July 1, 2017	510.8	258.3	769.1
Increase in net sales on a core basis (core revenue)	$25.4	$26.2	$51.6

Core revenue growth (%)	5.0%	10.1%	6.7%

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the six months ended June 30, 2018	$1,095.6	$631.5	$1,727.1
Impact on net sales of movements in currency rates	45.8	12.8	58.6
Impact on net sales from recent acquisitions	—	72.1	72.1
Core revenue for the six months ended June 30, 2018	1,049.8	546.6	1,596.4

Net sales for the six months ended July 1, 2017	996.4	502.9	1,499.3
Increase in net sales on a core basis (core revenue)	$53.4	$43.7	$97.1

Core revenue growth (%)	5.4%	8.7%	6.5%
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
Net debt represents the net total of:

•	the carrying amount of our debt (bank overdrafts and bank and other loans); and

•	the carrying amount of cash and cash equivalents.

Net debt was as follows:

(dollars in millions)	As of June 30, 2018	As of December 30, 2017
Long-term debt:
—Bank and other loans	$3,012.4	$3,955.7
Cash and cash equivalents	305.2	564.4
Net debt	$2,707.2	$3,391.3
Adjusted EBITDA adjustments for ratio calculation purposes
Our financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, result in a net benefit to Adjusted EBITDA for ratio calculation purposes of $15.1 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is a receivable of $12.1 million as of June 30, 2018 due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $1.4 million and $8.3 million as of June 30, 2018 and December 30, 2017, respectively.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options), and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rate movements. For a discussion of quantitative and qualitative disclosures about market risk, please refer to our annual report from which our exposure to market risk has not materially changed.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings
Information regarding legal proceedings is incorporated into this Part II, Item 1 from note 18 of the notes to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on From 10-Q.

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
101
The following financial information from Gates Industrial Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017, (v) Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ David H. Naemura
	Name:	David H. Naemura
	Title:	Chief Financial Officer

Date: August 2, 2018