Form 10-Q
period 2018-09-29
Gates Industrial Corp plc
filed 2018-11-02
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 1, 2018, there were 289,808,150 ordinary shares of $0.01 par value outstanding.

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
ABOUT THIS QUARTERLY REPORT
Financial Statement Presentation
Gates Industrial Corporation plc is a public limited company that was organized under the laws of England and Wales on September 25, 2017. It is the financial reporting entity following the completion of certain reorganization transactions completed prior to its initial public offering in January 2018, as described further in note 1 to the accompanying unaudited condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$828.4	$760.6	$2,555.5	$2,259.9
Cost of sales	501.2	449.8	1,534.9	1,343.9
Gross profit	327.2	310.8	1,020.6	916.0
Selling, general and administrative expenses	202.7	201.4	621.1	585.5
Transaction-related expenses	0.2	7.2	6.2	11.3
Impairment of intangibles and other assets	0.2	—	0.6	—
Restructuring expense	1.2	2.4	3.2	8.3
Other operating expenses (income)	5.1	(0.1)	12.5	(0.1)
Operating income from continuing operations	117.8	99.9	377.0	311.0
Interest expense	40.2	55.0	139.8	179.0
Other expenses	3.4	10.9	17.5	46.7
Income from continuing operations before taxes	74.2	34.0	219.7	85.3
Income tax expense	7.2	15.9	30.4	32.9
Net income from continuing operations	67.0	18.1	189.3	52.4
Loss (gain) on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.3	(0.1)	0.7	(0.1)
Net income	66.7	18.2	188.6	52.5
Non-controlling interests	(6.8)	(5.0)	(18.9)	(20.0)
Net income attributable to shareholders	$59.9	$13.2	$169.7	$32.5

Earnings per share
Basic
Earnings per share from continuing operations	$0.21	$0.05	$0.60	$0.13
Earnings per share from discontinued operations	—	—	—	—
Net income per share	$0.21	$0.05	$0.60	$0.13

Diluted
Earnings per share from continuing operations	$0.20	$0.05	$0.58	$0.13
Earnings per share from discontinued operations	—	—	—	—
Net income per share	$0.20	$0.05	$0.58	$0.13
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$66.7	$18.2	$188.6	$52.5
Other comprehensive income (loss)
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax (expense) benefit, respectively, of ($1.3), $4.2, ($0.5) and $13.7	(2.2)	59.9	(83.4)	280.4
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0.2, $0, $0.2 and $0	3.8	(26.1)	4.7	(90.9)
Total foreign currency translation movements	1.6	33.8	(78.7)	189.5
Cash flow hedges (Interest rate derivatives):
—Gain (loss) arising in the period, net of tax expense, respectively, of $0, $0, $0 and $0	3.6	(0.2)	13.3	(6.4)
—Reclassification to net income, net of tax benefit (expense), respectively, of $3.3, ($0.4), $2.0 and ($1.4)	4.3	2.4	6.5	7.0
Total cash flow hedges movements	7.9	2.2	19.8	0.6
Available-for-sale investments:
—Net unrealized (loss) gain, net of tax expense, respectively, of $0.1, $0.1, $0.1 and $0	(0.5)	0.3	(0.5)	0.1
Total available-for-sale investment movements	(0.5)	0.3	(0.5)	0.1
Post-retirement benefits:
—Actuarial loss, net of tax benefit, respectively, of $0, $0, $0.1 and $0	—	—	(0.1)	—
—Reclassification of actuarial (gain) loss to net income, net of tax expense, respectively, of $0, $1.1, $0 and $1.1	(0.1)	2.0	(0.4)	2.1
Total post-retirement benefit movements	(0.1)	2.0	(0.5)	2.1
Other comprehensive income (loss)	8.9	38.3	(59.9)	192.3
Comprehensive income for the period	$75.6	$56.5	$128.7	$244.8

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$82.2	$46.3	$130.6	$205.6
—(Loss) income arising from discontinued operations	(0.3)	0.1	(0.7)	0.1
	81.9	46.4	129.9	205.7
Comprehensive (loss) income attributable to non-controlling interests	(6.3)	10.1	(1.2)	39.1
	$75.6	$56.5	$128.7	$244.8
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 29, 2018	As of December 30, 2017
Assets
Current assets
Cash and cash equivalents	$296.3	$564.4
Trade accounts receivable, net	778.2	713.8
Inventories	526.8	457.1
Taxes receivable	7.3	14.1
Prepaid expenses and other assets	108.6	76.8
Total current assets	1,717.2	1,826.2
Non-current assets
Property, plant and equipment, net	761.7	686.2
Goodwill	2,093.8	2,085.5
Pension surplus	57.3	57.7
Intangible assets, net	2,022.0	2,126.8
Taxes receivable	26.0	32.7
Other non-current assets	40.7	38.6
Total assets	$6,718.7	$6,853.7
Liabilities and equity
Current liabilities
Debt, current portion	$32.8	$66.4
Trade accounts payable	402.1	392.0
Taxes payable	29.3	29.0
Accrued expenses and other current liabilities	190.2	210.4
Total current liabilities	654.4	697.8
Non-current liabilities
Debt, less current portion	2,962.7	3,889.3
Post-retirement benefit obligations	155.2	157.1
Taxes payable	79.0	100.6
Deferred income taxes	468.3	517.1
Other non-current liabilities	72.0	63.4
Total liabilities	4,391.6	5,425.3
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 289,808,150 (December 30, 2017: authorized shares: 3,000,000,000; outstanding shares: 245,474,605)	2.9	2.5
—Additional paid-in capital	2,415.5	1,622.6
—Accumulated other comprehensive loss	(787.2)	(747.4)
—Retained earnings	306.6	136.9
Total shareholders’ equity	1,937.8	1,014.6
Non-controlling interests	389.3	413.8
Total equity	2,327.1	1,428.4
Total liabilities and equity	$6,718.7	$6,853.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017
Cash flows from operating activities
Net income	$188.6	$52.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	163.3	158.2
Non-cash currency transaction (gain) loss on net debt and hedging instruments	(35.0)	47.6
Premium paid on redemption of long-term debt	27.0	—
Other net non-cash financing costs	54.9	39.2
Share-based compensation expense	5.5	2.9
Decrease in post-employment benefit obligations, net	(2.5)	(5.6)
Deferred income taxes	(44.0)	(37.0)
Other operating activities	1.5	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(82.6)	(68.6)
—Increase in inventories	(81.0)	(55.8)
—Increase in accounts payable	16.4	30.1
—(Increase) decrease in prepaid expenses and other assets	(24.6)	2.1
—(Decrease) increase in taxes payable	(6.4)	6.6
—Decrease in other liabilities	(38.8)	(24.0)
Net cash provided by operations	142.3	149.9
Cash flows from investing activities
Purchases of property, plant and equipment	(143.0)	(57.8)
Purchases of intangible assets	(11.9)	(6.9)
Net cash paid under corporate-owned life insurance policies	(7.4)	(7.3)
Proceeds from the sale of property, plant and equipment	1.6	1.9
Purchase of businesses, net of cash acquired	(50.9)	(36.7)
Other investing activities	(2.5)	(0.3)
Net cash used in investing activities	(214.1)	(107.1)
Cash flows from financing activities
Issue of shares, net of cost of issuance	799.6	0.6
Deferred offering costs	(8.6)	—
Buy-back of shares	—	(1.6)
Proceeds from long-term debt	—	644.7
Payments of long-term debt	(933.5)	(670.1)
Premium paid on redemption of long-term debt	(27.0)	—
Debt issuance costs paid	—	(17.4)
Dividends paid to non-controlling interests	(23.3)	(17.9)
Other financing activities	5.7	3.5
Net cash used in financing activities	(187.1)	(58.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.2)	16.6
Net (decrease) increase in cash and cash equivalents and restricted cash	(268.1)	1.2
Cash and cash equivalents and restricted cash at the beginning of the period	566.0	528.8
Cash and cash equivalents and restricted cash at the end of the period	$297.9	$530.0
Supplemental schedule of cash flow information
Interest paid	$142.4	$169.2
Income taxes paid, net	$83.7	$64.9
Accrued capital expenditures	$2.5	$1.9
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2016	$2.5	$1,619.0	$(915.9)	$(14.3)	$691.3	$377.1	$1,068.4

Net income	—	—	—	32.5	32.5	20.0	52.5
Other comprehensive income	—	—	173.2	—	173.2	19.1	192.3
Total comprehensive income	—	—	173.2	32.5	205.7	39.1	244.8
Other changes in equity:
—Issue of shares	—	0.6	—	—	0.6	—	0.6
—Buy-back of shares	—	(1.6)	—	—	(1.6)	—	(1.6)
—Share-based compensation	—	2.9	—	—	2.9	—	2.9
—Dividends paid to non-controlling interests	—	—	—	—	—	(17.9)	(17.9)
As of September 30, 2017	$2.5	$1,620.9	$(742.7)	$18.2	$898.9	$398.3	$1,297.2

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	169.7	169.7	18.9	188.6
Other comprehensive loss	—	—	(39.8)	—	(39.8)	(20.1)	(59.9)
Total comprehensive (loss) income	—	—	(39.8)	169.7	129.9	(1.2)	128.7
Other changes in equity:
—Issue of shares	0.4	841.2	—	—	841.6	—	841.6
—Share-based compensation	—	4.7	—	—	4.7	—	4.7
—Dividends paid to non-controlling interests	—	—	—	—	—	(23.3)	(23.3)
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
As of September 29, 2018	$2.9	$2,415.5	$(787.2)	$306.6	$1,937.8	$389.3	$2,327.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc became the indirect owner of all of the equity interests in Omaha Topco Limited (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by affiliates of The Blackstone Group L.P. (“Blackstone” or our “Sponsor”), and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of this ratio. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded on the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information for periods prior to those transactions reflects that of Omaha Topco.
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of September 29, 2018 and December 30, 2017 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the 90 day period from July 1, 2018 to September 29, 2018, with comparative information for the 90 day period from July 2, 2017 to September 30, 2017 and the 272 day period from December 31, 2017 to September 29, 2018, with comparative information for the 272 day period from January 1, 2017 to September 30, 2017.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 29, 2018 and the results of its operations and cash flows for the periods ended September 29, 2018 and September 30, 2017. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2018 fiscal year (unless otherwise noted) of the following new Accounting Standard Updates (each, an “ASU”):

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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in “Revenue Recognition” (Topic 605) (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The standards update provides a single, principles-based, five-step model to be applied to all contracts with customers. The five steps are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU also sets out requirements to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to issuing this ASU, the FASB issued several amendments, listed above, which provide clarification, additional guidance, practical expedients and technical corrections.
We adopted the requirements of Topic 606 as of December 31, 2017, the first day of our 2018 fiscal year, utilizing the modified retrospective method of transition. We have therefore not made any changes to the comparative information which continues to be reported under the prior guidance of Topic 605. As part of the implementation process, we comprehensively reviewed our relationships with our customers and analyzed a number of areas of potential change under Topic 606, including the treatment and calculation of warranty expenses, rebates, branded products, and consignment sales. Management concluded that the impact of Topic 606 on each of these areas on the Company's financial statements was not significant for any of the periods presented or for any of the annual periods that will be included in the Company's 2018 annual consolidated financial statements. No significant changes in net sales or other items in the condensed consolidated financial statements have therefore been made for the three and nine months ended September 29, 2018 in relation to the adoption of Topic 606.
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
We allocate the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the accepted purchase order is considered to be the standalone selling price.
In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, we consider if there is a present right to payment, legal title has been transferred, and whether the risks and rewards of ownership have transferred to the customer. The majority of our net sales therefore continues to be recognized consistently with Topic 605, when products are shipped from our manufacturing or distribution facilities.
As part of our adoption of Topic 606, we elected to use the following practical expedients:

(i)
to exclude disclosures of transaction prices allocated to remaining performance obligations when we expect to recognize such revenue for all periods prior to the date of initial application of Topic 606;

(ii)
to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which is the case in the substantial majority of our contracts with customers;

(iii)	not to assess whether a contract has a significant financing component (as our standard payment terms are less than one year);

(iv)	not to assess whether promised goods are performance obligations if they are immaterial in the context of the contract with the customer;

(v)	to exclude from the measurement of the transaction price all taxes assessed by a governmental authority and collected by Gates from a customer; and

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

In accordance with the transition requirements of these ASUs, the presentation changes to the condensed consolidated statement of cash flows have been made retrospectively with comparative information restated accordingly. This resulted in the reclassification of a cash outflow of $7.3 million for the nine months ended September 30, 2017 related to the payment of premiums paid under our corporate-owned life insurance policies from cash flow from operating activities to cash flows from investing activities. A similar amount is presented as an investing cash outflow for the nine months ended September 29, 2018. In addition, cash and cash equivalents for the purposes of the condensed consolidated statement of cash flows included restricted cash of $1.6 million as of both September 29, 2018 and December 30, 2017, and $1.6 million as of both September 30, 2017 and December 31, 2016.

•	ASU 2017-07 “Compensation-Retirement Benefits” (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post-retirement Benefit Cost
In March 2017, the FASB issued an ASU which requires that an employer report the service cost component of its net periodic pension and other post-retirement costs in the same line item as other compensation costs arising from services rendered by the relevant employees during the period. The other components of net periodic benefit cost (which include the interest cost, expected return on plan assets, gains or losses on settlements and curtailments, the amortization of any prior service cost or credit and prior year actuarial gains or losses) are required to be presented in the statement of operations separately from the service cost component and outside of operating income from continuing operations.
Following adoption of this ASU, we continue to present the service cost component of our net periodic pension and other post-retirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components are now included in the other expenses line, outside of operating income from continuing operations. In accordance with the transition requirements of this ASU, these presentation changes to the statement of operations have been reflected retrospectively. We have adopted the practical expedient of using the amounts disclosed in our historical financial statements as the estimation basis for applying these retrospective presentation requirements. Please refer to note 14 for the components of the net periodic pension and other post-retirement costs that are now reported outside of operating income from continuing operations instead of within selling, general and administrative expenses.

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
Following an assessment of its impact, we have elected to early adopt this ASU during the third quarter of 2018. On adoption, there was no cumulative effect adjustment on retained earnings.

The following ASUs that were also adopted on the first day of the 2018 fiscal year did not have, and we believe will not have, a significant impact on our results, financial position or disclosures:

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
This ASU provides technical corrections and clarifications on various items included in ASU 2016-01, which we have adopted as of the beginning of the 2018 fiscal year. Consistent with our adoption of ASU 2016-01, none of these technical corrections or clarifications have an impact on Gates.
2. Recent accounting pronouncements not yet adopted
The following recent accounting pronouncements are relevant to Gates’ operations but have not yet been adopted.

•	ASU 2016-02 “Leases” (Topic 842)

•	ASU 2018-10 “Leases” (Topic 842): Codification Improvements to Topic 842, Leases

•	ASU 2018-11 “Leases” (Topic 842): Targeted Improvements
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
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The impact on our consolidated financial statements of adopting this ASU, which will affect the recognition, measurement and presentation of leases, is expected to be material given the number and value of leases held. We are gathering and analyzing all relevant lease data and are continuing to evaluate the impact of the ASU.
In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method. Previously, Topic 842 was required to be adopted on a modified retrospective basis; however, entities now have the option of initially applying the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with comparative periods continuing to be presented in accordance with current GAAP (Topic 840, Leases). We currently anticipate adopting Topic 842 using this optional transition method.

•	ASU 2016-13 “Financial Instruments” (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU which broadens the information that an entity must consider when developing its expected credit loss estimate for financial assets. The financial asset must be measured at the net amount expected to be collected.
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
The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The impact on our consolidated financial statements of adopting this ASU, which may affect the recognition, measurement and presentation of taxes, is still being evaluated.

•	ASU 2018-13 “Fair Value Measurement” (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued an ASU to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the consideration of costs and benefits. The amendments remove certain disclosures, clarify other disclosure requirements, and add new disclosure requirements that have been identified as relevant.
The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Most of the amendments should be applied retrospectively to all periods presented, but a few amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance of the Update and delay adoption of the additional disclosures until their effective date. The impact on our consolidated financial statements of adopting this ASU, which will affect our fair value disclosures, is still being evaluated.

•	ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued an ASU to modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments remove certain disclosures, clarify other disclosure requirements, and add new disclosure requirements that have been identified as relevant.
The amendments are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. The impact on our consolidated financial statements of adopting this ASU, which will affect our disclosures, is still being evaluated.

•
ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement). The guidance permits capitalization of costs associated with the implementation of cloud-based software arrangements and aligns the criteria for capitalization with those for purchased or internally-generated computer software intangible assets. Implementation costs meeting the criteria for capitalization would not be classified as intangible assets but would instead be classified as prepaid expenses that are then amortized over the period of the arrangement as an additional expense consistent with the ongoing costs under the cloud computing arrangement.

The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and entities may choose to apply the requirements either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The impact on our consolidated financial statements of adopting this ASU, which may affect the recognition, measurement and presentation of cloud computing software arrangements, is still being evaluated.
3. Acquisitions
Description and financial effect of acquisitions
On April 26, 2018, Gates completed the acquisition of Rapro for $50.9 million, net of cash acquired. Rapro is a Turkey-based business that engineers, manufactures and sells molded and branched hoses and other products, the majority of which are sold into replacement markets. Rapro operates out of two facilities in Izmir, Turkey, with its products serving heavy-duty, commercial and light-vehicle applications.
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
During the nine months ended September 29, 2018 and September 30, 2017, Gates incurred expenses of $1.2 million and $2.9 million, respectively, related directly to these acquisitions, all of which are included in the transaction-related expenses line in the statement of operations.
The fair values of assets acquired and liabilities assumed are as follows:

(dollars in millions)	Rapro	Atlas Hydraulics	Techflow Flexibles
Assets acquired
Accounts receivable	$2.9	$10.3	$1.7
Inventories	5.5	21.2	4.2
Prepaid expenses and other receivables	1.5	0.5	1.7
Taxes receivable	0.1	2.7	—
Property, plant and equipment	1.8	24.5	13.0
Intangible assets	0.1	23.0	3.8
Total assets	11.9	82.2	24.4

Liabilities assumed
Bank loans	1.2	—	—
Accounts payable	3.7	5.5	2.6
Accrued expenses	0.3	2.4	4.8
Other current liabilities	1.8	11.6	0.3
Taxes payable	1.0	0.1	1.9
Deferred income taxes	—	11.6	0.6
Total liabilities	8.0	31.2	10.2
Net assets acquired	$3.9	$51.0	$14.2

Goodwill has been recognized as follows:

(dollars in millions)	Rapro	Atlas Hydraulics	Techflow Flexibles
Consideration, net of cash acquired	$50.9	$74.0	$36.7
Net assets acquired	(3.9)	(51.0)	(14.2)
Goodwill and provisional goodwill	$47.0	$23.0	$22.5
The provisional goodwill of $47.0 million arising from the acquisition of Rapro relates primarily to the expected benefit from the acceleration of our growth strategy within the Fluid Power product line and expansion of our product range and geographic coverage. The acquisition is expected to accelerate our growth in replacement channels, particularly in emerging markets. None of the goodwill recognized is expected to be deductible for income tax purposes.
The acquisition accounting for Rapro’s inventories, property, plant and equipment, intangible assets, certain liabilities and related tax balances has not been completed as of September 29, 2018, and the values associated with the acquisition accounting are therefore still subject to change. Accordingly, goodwill is provisional pending the finalization of the valuation of these net assets.
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

C. Disaggregated net sales
The following table summarizes our net sales by key geographic region:

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
North America	$404.6	$345.9	$1,213.3	$1,049.0
EMEA	207.1	198.3	665.3	583.1
East Asia and India	95.9	98.3	296.9	287.8
Greater China	90.2	83.6	281.7	239.3
South America	30.6	34.5	98.3	100.7
Net Sales	$828.4	$760.6	$2,555.5	$2,259.9
The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Developed	$558.4	$493.1	$1,671.1	$1,466.2
Emerging	270.0	267.5	884.4	793.7
Net Sales	$828.4	$760.6	$2,555.5	$2,259.9
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other expenses, income taxes, depreciation and amortization derived from financial information prepared in accordance with U.S. GAAP.
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	the effect on cost of sales of fair value adjustments to the carrying amount of inventory acquired in business combinations;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expense;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.

E. Net sales and Adjusted EBITDA – continuing operations
Segment asset information is not provided to the chief operating decision maker and therefore segment asset information has not been presented. Due to the nature of Gates’ operations, cash generation and profitability are viewed as the key measures rather than an asset base measure.

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Power Transmission	$512.5	$499.9	$1,608.1	$1,496.3
Fluid Power	315.9	260.7	947.4	763.6
Continuing operations	$828.4	$760.6	$2,555.5	$2,259.9

	Adjusted EBITDA
	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Power Transmission	$119.0	$114.5	$377.6	$342.4
Fluid Power	62.2	49.6	192.4	153.7
Continuing operations	$181.2	$164.1	$570.0	$496.1
Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included above.
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income from continuing operations	$67.0	$18.1	$189.3	$52.4
Income tax expense	7.2	15.9	30.4	32.9
Income from continuing operations before taxes	74.2	34.0	219.7	85.3
Interest expense	40.2	55.0	139.8	179.0
Other expenses	3.4	10.9	17.5	46.7
Operating income from continuing operations	117.8	99.9	377.0	311.0
Depreciation and amortization	53.7	52.0	163.3	158.2
Transaction-related expenses (1)	0.2	7.2	6.2	11.3
Impairment of intangibles and other assets	0.2	—	0.6	—
Restructuring expense	1.2	2.4	3.2	8.3
Share-based compensation	2.3	1.2	5.5	2.9
Sponsor fees (included in other operating expenses)	1.9	1.5	5.9	4.5
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	0.3	—
Non-recurring inventory adjustments (included in costs of sales)	—	—	0.8	—
Other operating expenses (income)	3.2	(0.1)	6.6	(0.1)
Other non-recurring adjustments (included in SG&A)	0.7	—	0.6	—
Adjusted EBITDA	$181.2	$164.1	$570.0	$496.1

(1)
Transaction-related expenses relate primarily to advisory fees recognized in respect of our initial public offering, the acquisition of businesses and other corporate transactions such as debt refinancings.

5. Restructuring initiatives
Gates continues to undertake various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Gates’ businesses and to relocate certain operations to lower cost locations. A majority of the accrual for restructuring expense is expected to be utilized during 2018 and 2019.
Restructuring expense of $1.2 million was recognized during the three months ended September 29, 2018, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. Restructuring expense of $2.4 million was recognized during the prior year period, including $1.9 million in relation to severance costs, largely in the U.S. and Europe.
Restructuring expense of $3.2 million was recognized during the nine months ended September 29, 2018, predominantly in the second quarter of 2018, relating to the items described above. Restructuring expense of $8.3 million was recognized during the nine months ended September 30, 2017, including $6.1 million in relation to severance costs, largely in the U.S., Europe and China.
Restructuring expense recognized in the condensed consolidated statements of operations for each segment were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Power Transmission	$0.9	$1.5	$2.1	$5.6
Fluid Power	0.3	0.9	1.1	2.7
Continuing operations	$1.2	$2.4	$3.2	$8.3
The following summarizes the restructuring activity for the nine month periods ended September 29, 2018 and September 30, 2017, respectively:

(dollars in millions)	As of September 29, 2018	As of September 30, 2017
Balance as of the beginning of the period	$8.6	$5.0
Utilized during the period	(8.3)	(7.1)
Net charge for the period	3.5	6.5
Released during the period	(0.3)	(0.1)
Foreign currency translation	0.1	0.1
Balance as of the end of the period	$3.6	$4.4
Restructuring reserves are included in the accompanying condensed consolidated balance sheet as follows:

(dollars in millions)	As of September 29, 2018	As of September 30, 2017
Accrued expenses and other current liabilities	$3.4	$3.9
Other non-current liabilities	0.2	0.5
	$3.6	$4.4

6. Income taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.
For the three months ended September 29, 2018, we had an income tax expense of $7.2 million on pre-tax income of $74.2 million, which resulted in an effective tax rate of 9.7%, compared with an income tax expense of $15.9 million on pre-tax income of $34.0 million, which resulted in an effective tax rate of 46.8% for the three months ended September 30, 2017. For the nine months ended September 29, 2018, we had an income tax expense of $30.4 million on pre-tax income of $219.7 million, which resulted in an effective tax rate of 13.8% compared with an income tax expense of $32.9 million on pre-tax income of $85.3 million, which resulted in an effective tax rate of 38.6% for the nine months ended September 30, 2017.
The decrease in the effective tax rate for the three and nine months ended September 29, 2018 compared with the prior year periods was due primarily to the beneficial impact of the change in our geographical mix of earnings, which in 2017 included a non-operating loss that was not subject to tax. In 2018 our effective tax rate included the benefit of global restructuring which helped offset the adverse impacts of the 2017 Tax Cuts and Jobs Act (the "Tax Act”). Primary factors of the Tax Act that increased our effective tax rate include the decrease in the U.S. tax rate, the base erosion anti-abuse tax (“BEAT”) and global intangible low-taxed income (“GILTI”). These increases were partially offset by the incentive for foreign-derived intangible income. The three-month period ending September 29, 2018 was reduced further by $5.7 million of discrete items, which included an adjustment to the measurement period provisional estimate associated with the Tax Act.
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Act. In the fourth quarter of 2017, we recorded a provisional benefit of $118.2 million in accordance with SAB 118 for the income tax effects of the Tax Act. The provisional estimate included $153.7 million deferred tax benefit for revaluing our deferred tax liabilities from the U.S. Corporate tax rate of 35% to 21%. For the three months ended September 29, 2018 we recorded a measurement period adjustment of $0.8 million to income tax expense and deferred tax for the revaluation of our deferred tax liabilities. The provisional estimate also included $33.6 million of tax expense for the estimated cost of the mandatory repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings not indefinitely reinvested. For the three months ended September 29, 2018 we recorded a measurement period adjustment of $3.0 million to income tax benefit for the estimated cost of the mandatory deemed repatriation of non-U.S. earnings. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued.
The Tax Act established new provisions for GILTI and BEAT that taxes certain payments between U.S. corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended September 29, 2018, we have included the estimated impacts of both GILTI and BEAT in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.
We have recorded valuation allowances against certain of our deferred tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. However, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of these valuation allowances will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of the Tax Act implications and associated tax planning, and may be material.
7. Earnings per share
Basic income per share represents net income attributable to shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share considers the dilutive effect of potential shares, unless the inclusion of the potential shares would have an anti-dilutive effect. The treasury stock method is used to determine the potential dilutive shares resulting from assumed exercises of equity-related instruments.

The computation of net income per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income attributable to shareholders	$59.9	$13.2	$169.7	$32.5

Weighted average number of shares outstanding	289,783,061	245,483,659	284,750,794	245,535,788
Dilutive effect of share-based awards (number of shares)	8,670,885	9,646,966	8,705,430	7,785,383
Diluted weighted average number of shares outstanding	298,453,946	255,130,625	293,456,224	253,321,171

Basic net income per share	$0.21	$0.05	$0.60	$0.13
Diluted net income per share	$0.20	$0.05	$0.58	$0.13
For the three months ended September 29, 2018 and September 30, 2017, shares totaling 605,164 and 180,540, respectively, were excluded from the diluted income per share calculation because they were anti-dilutive. For the nine months ended September 29, 2018 and September 30, 2017, shares totaling 610,039 and 180,540 shares, respectively, were excluded from the diluted income per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of September 29, 2018	As of December 30, 2017
Raw materials and supplies	$156.1	$128.0
Work in progress	38.5	32.8
Finished goods	332.2	296.3
Total inventories	$526.8	$457.1
9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2017	$1,430.2	$655.3	$2,085.5
Acquisitions	—	48.2	48.2
Foreign currency translation	(36.5)	(3.4)	(39.9)
As of September 29, 2018	$1,393.7	$700.1	$2,093.8
Included in the acquisitions line above is $47.0 million of provisional goodwill arising from the acquisition of Rapro. An additional $1.2 million of goodwill was recognized during the second quarter of 2018 on finalization of the purchase accounting for the Atlas acquisition.

10. Intangible assets

	As of September 29, 2018			As of December 30, 2017
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,025.9	$(509.7)	$1,516.2	$2,051.1	$(424.4)	$1,626.7
—Technology	90.7	(86.8)	3.9	90.8	(86.2)	4.6
—Capitalized software	59.6	(27.1)	32.5	48.3	(22.2)	26.1
	2,176.2	(623.6)	1,552.6	2,190.2	(532.8)	1,657.4
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,689.6	$(667.6)	$2,022.0	$2,703.6	$(576.8)	$2,126.8
During the three months ended September 29, 2018, the amortization expense recognized in respect of intangible assets was $32.3 million, compared with $31.8 million for the three months ended September 30, 2017. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $0.2 million for the three months ended September 29, 2018, compared with an increase of $16.2 million for the three months ended September 30, 2017.
During the nine months ended September 29, 2018, the amortization expense recognized in respect of intangible assets was $98.0 million, compared with $98.3 million for the nine months ended September 30, 2017. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $18.9 million for the nine months ended September 29, 2018, compared with an increase of $76.4 million for the nine months ended September 30, 2017.
11. Derivative financial instruments
We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheet. We designate certain of our currency swaps as net investment hedges and designate our interest rate caps and interest rate swaps as cash flow hedges. The gain or loss on the designated derivative instrument is recognized in OCI and reclassified into net income in the same period or periods during which the hedged transaction affects earnings.
All other derivative instruments not designated in an effective hedging relationship are considered economic hedges and their change in fair value is recognized in net income in each period.
The following table sets out the fair value gain (loss) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net fair value gain (loss) recognized in OCI in relation to:
—Euro-denominated debt	$0.3	$(17.9)	$(11.5)	$(60.5)
—Designated cross currency swaps	3.5	(8.2)	16.2	(30.4)
Total net fair value gain (loss)	$3.8	$(26.1)	$4.7	$(90.9)
During the three months ended September 29, 2018 and the nine months ended September 29, 2018, a net gain of $0.7 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges.

The following table sets out the movement before tax recognized in OCI in relation to the interest rate derivatives:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Movement recognized in OCI in relation to:
—Fair value gain (loss) on interest rate derivatives	$3.6	$(0.2)	$13.3	$(6.4)
—Deferred premium reclassified from OCI to net income	1.0	2.8	4.5	8.4
Total movement	$4.6	$2.6	$17.8	$2.0
During the three and nine months ended September 29, 2018, a net expense of $1.0 million and $4.5 million, respectively, was recognized in interest expense in relation to our cash flow hedges.
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the three months ended September 29, 2018, a net gain of $0.9 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net loss of $5.4 million in the prior year period. During the nine months ended September 29, 2018, a net gain of $1.7 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net loss of $8.4 million in the prior year period.
The fair values of derivative financial instruments were as follows:

	As of September 29, 2018					As of December 30, 2017
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$5.0	$—	$—	$(32.3)	$(27.3)	$3.2	$—	$—	$(42.1)	$(38.9)
—Interest rate caps	3.3	7.2	—	—	10.5	—	0.6	(3.8)	(2.4)	(5.6)
—Interest rate swaps	—	—	—	(1.6)	(1.6)	—	—	—	—	—

Derivatives not designated as hedging instruments:
—Currency forward contracts	1.3	—	(0.3)	—	1.0	0.5	—	(1.6)	—	(1.1)
	$9.6	$7.2	$(0.3)	$(33.9)	$(17.4)	$3.7	$0.6	$(5.4)	$(44.5)	$(45.6)
A. Currency derivatives
As of September 29, 2018, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $109.4 million, compared with $99.2 million as of December 30, 2017, none of which have been designated as hedging instruments. In addition, we hold cross currency swaps that have been designated as net investment hedges. As of September 29, 2018 and December 30, 2017, the notional principal amount of these contracts was $270.0 million.
B. Interest rate caps and interest rate swaps
We use interest rate caps and interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. On June 7, 2018, we entered into two new interest rate caps with a notional amount of €425.0 million which run from July 1, 2019 through June 30, 2023. As of September 29, 2018, the notional amount of the interest rate cap contracts outstanding was $2.7 billion, compared with $2.2 billion as of December 30, 2017.

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
The carrying amount and fair value of our debt are set out below:

	As of September 29, 2018		As of December 30, 2017
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$32.8	$32.6	$66.4	$66.2
Non-current	2,962.7	2,997.2	3,889.3	3,970.7
	$2,995.5	$3,029.8	$3,955.7	$4,036.9
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 1% LIBOR floor on the Dollar Term Loan and a 0% EURIBOR floor on the Euro Term Loan. Their principal amounts, derived from a market price, discounted for illiquidity, are considered to approximate fair value. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors and their fair value is derived from quoted market prices.

C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 29, 2018
Available-for-sale securities	$1.1	$—	$1.1
Derivative assets	$—	$16.8	$16.8
Derivative liabilities	$—	$(34.2)	$(34.2)

As of December 30, 2017
Available-for-sale securities	$2.4	$—	$2.4
Derivative assets	$—	$4.3	$4.3
Derivative liabilities	$—	$(49.9)	$(49.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the nine months ended September 29, 2018 or the year ended December 30, 2017.

13. Debt
Long-term debt, including the current portion and bank overdrafts, was as follows:

(dollars in millions)	As of September 29, 2018	As of December 30, 2017
Secured debt:
—Dollar Term Loan	$1,716.4	$1,729.4
—Euro Term Loan	753.7	785.6
Unsecured debt:
—Dollar Senior Notes	568.0	1,190.0
—Euro Senior Notes	—	282.5
—Other loans	0.7	0.4
Total principal of debt	3,038.8	3,987.9
Deferred issuance costs	(51.1)	(73.2)
Accrued interest	7.8	41.0
Total carrying value of debt	2,995.5	3,955.7
Debt, current portion	32.8	66.4
Debt, less current portion	$2,962.7	$3,889.3
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
In addition, on February 8 and February 9, 2018, Gates redeemed Dollar Senior Notes with a principal of $522.0 million and $100.0 million, respectively. Both of these calls were made at a price of 103.0%, incurring redemption premiums of $15.6 million and $3.0 million, respectively. Interest accrued of $2.0 million and $0.4 million, respectively, was also paid on these dates.
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
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of September 29, 2018, borrowings under this facility bore interest at a rate of 4.99% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 29, 2018, the Euro Term Loan bears interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next Euro Term Loan interest rate re-set date is on December 31, 2018.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively. During the nine months ended September 30, 2017, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $15.0 million and $4.3 million, respectively.
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

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (loss) recognized in statement of operations	$3.5	$(14.0)	$32.6	$(50.3)
Gain (loss) recognized in OCI	0.3	(9.5)	(6.5)	(29.7)
Total gains (losses)	$3.8	$(23.5)	$26.1	$(80.0)
During the three and nine months ended September 29, 2018, the transactional foreign exchange gains recognized in the other expenses line in the statement of operations have been substantially offset by foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
As of September 29, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, on January 31, 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.

Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Loss recognized in statement of operations	$—	$—	$(4.2)	$—
Loss recognized in OCI	—	(8.4)	(5.0)	(30.8)
Total losses	$—	$(8.4)	$(9.2)	$(30.8)
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
As of both September 29, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of September 29, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both September 29, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of September 29, 2018 amounted to $56.7 million, compared with $58.0 million as of December 30, 2017.

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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended September 29, 2018			Three months ended September 30, 2017
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.3	$—	$1.3	$1.4	$—	$1.4
Reported outside of operating income:
—Interest cost	5.8	0.6	6.4	8.0	0.9	8.9
—Expected return on plan assets	(5.6)	—	(5.6)	(7.1)	—	(7.1)
—Amortization of net actuarial gain	—	(0.1)	(0.1)	(0.2)	—	(0.2)
—Settlements	0.1	—	0.1	(4.2)	—	(4.2)
Net periodic benefit cost	$1.6	$0.5	$2.1	$(2.1)	$0.9	$(1.2)

Contributions	$1.7	$1.2	$2.9	$1.9	$1.4	$3.3

	Nine months ended September 29, 2018			Nine months ended September 30, 2017
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$4.0	$—	$4.0	$4.2	$—	$4.2
Reported outside of operating income:
—Interest cost	17.7	1.7	19.4	23.8	2.3	26.1
—Expected return on plan assets	(17.0)	—	(17.0)	(21.2)	—	(21.2)
—Amortization of net actuarial loss (gain)	0.1	(0.5)	(0.4)	—	(0.1)	(0.1)
—Settlements	0.4	—	0.4	(4.2)	—	(4.2)
Net periodic benefit cost	$5.2	$1.2	$6.4	$2.6	$2.2	$4.8

Contributions	$5.7	$3.2	$8.9	$6.3	$3.8	$10.1
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expenses line in the condensed consolidated statement of operations.
For 2018 as a whole, we expect to contribute approximately $5.5 million to our defined benefit pension plans and approximately $6.1 million to our other post-retirement benefit plans.

15. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company's number of shares in issue for the nine month periods ended September 29, 2018 and September 30, 2017, respectively, were as follows:

(number of shares)	As of September 29, 2018	As of September 30, 2017
Balance as of the beginning of the fiscal year	245,474,605	245,627,952
Issuance of shares	44,275,000	80,107
Exercise of share options	58,545	—
Buy back of shares	—	(233,454)
Balance as of the end of the period	289,808,150	245,474,605
The Company has one class of authorized and issued shares, with a par value of $0.01 and each share has equal voting rights.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 31, 2016	$(0.2)	$(6.5)	$(884.1)	$(25.1)	$(915.9)	$(55.4)	$(971.3)
Foreign currency translation	—	—	170.4	—	170.4	19.1	189.5
Cash flow hedges movements	—	—	—	0.6	0.6	—	0.6
Available-for-sale investment movements	0.1	—	—	—	0.1	—	0.1
Post-retirement benefit movements	—	2.1	—	—	2.1	—	2.1
Other comprehensive income	0.1	2.1	170.4	0.6	173.2	19.1	192.3
As of September 30, 2017	$(0.1)	$(4.4)	$(713.7)	$(24.5)	$(742.7)	$(36.3)	$(779.0)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	(58.7)	—	(58.7)	(20.0)	(78.7)
Cash flow hedges movements	—	—	—	19.8	19.8	—	19.8
Available-for-sale investment movements	(0.4)	—	—	—	(0.4)	(0.1)	(0.5)
Post-retirement benefit movements	—	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(0.4)	(0.5)	(58.7)	19.8	(39.8)	(20.1)	(59.9)
As of September 29, 2018	$(0.7)	$12.7	$(801.5)	$2.3	$(787.2)	$(45.6)	$(832.8)

17. Related party transactions
A. Entities affiliated with Blackstone
On July 3, 2014, Blackstone Management Partners L.L.C. (“BMP”) and Blackstone Tactical Opportunities Advisors L.L.C., each affiliates of our Sponsor (the “Managers”), entered into a Transaction and Monitoring Fee Agreement (the “Former Transaction and Monitoring Fee Agreement”) with Omaha Topco. Under this agreement, Omaha Topco and certain of its direct and indirect subsidiaries (collectively the “Monitoring Service Recipients”) engaged the Managers to provide certain monitoring, advisory and consulting services in the following areas:

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended September 29, 2018, Gates incurred $1.9 million, compared with $1.5 million during the prior year period, and during the nine months ended September 29, 2018, Gates incurred $5.9 million, compared with $4.5 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at September 29, 2018 or December 30, 2017.
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
During the periods presented, through to November 2, 2017, Blackstone held a controlling interest in Alliance Automotive Group (“Alliance”), a wholesale distributor of automotive parts in France and the United Kingdom. Net sales by Gates to affiliates of Alliance for the three and nine months ended September 30, 2017 were $5.6 million and $23.4 million, respectively.

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Sales	$0.3	$0.6	$1.4	$1.4
Purchases	$(4.8)	$(2.1)	$(11.3)	$(7.5)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of September 29, 2018, compared with $0.2 million as of December 30, 2017. During the three months ended September 29, 2018, we received dividends of $0 from our equity method investees, compared with $0.1 million in the prior year period. During the nine months ended September 29, 2018, we received dividends of $0.4 million from our equity method investees, compared with $0.4 million in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Sales	$13.7	$14.1	$45.4	$41.7
Purchases	$(5.5)	$(4.7)	$(16.0)	$(15.6)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 29, 2018	As of December 30, 2017
Receivables	$1.5	$1.2
Payables	$(0.2)	$(0.2)
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
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of September 29, 2018, letters of credit were outstanding against the asset-backed revolving facility amounting to $56.7 million, compared with $58.0 million as of December 30, 2017. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.4 million, compared with $3.4 million as of December 30, 2017.
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

C. Warranties
The following summarizes the movements in the warranty liability for the nine month periods ended September 29, 2018 and September 30, 2017, respectively:

(dollars in millions)	As of September 29, 2018	As of September 30, 2017
Balance as of the beginning of the fiscal year	$14.1	$14.3
Charge for the period	9.2	10.5
Payments made	(7.3)	(12.2)
Acquisitions	—	0.2
Released during the period	(0.6)	—
Foreign currency translation	(0.2)	0.6
Balance as of the end of the period	$15.2	$13.4
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

During the nine months ended September 29, 2018, sales into replacement channels accounted for approximately 62% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 29, 2018, sales into first-fit channels accounted for approximately 38% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 8% of our total net sales for the nine months ended September 29, 2018, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.
Results for the three and nine months ended September 29, 2018 compared with the results for the three and nine months ended September 30, 2017
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$828.4	$760.6	$2,555.5	$2,259.9
Cost of sales	501.2	449.8	1,534.9	1,343.9
Gross profit	327.2	310.8	1,020.6	916.0
Selling, general and administrative expenses	202.7	201.4	621.1	585.5
Transaction-related expenses	0.2	7.2	6.2	11.3
Impairment of intangibles and other assets	0.2	—	0.6	—
Restructuring expense	1.2	2.4	3.2	8.3
Other operating expenses (income)	5.1	(0.1)	12.5	(0.1)
Operating income from continuing operations	117.8	99.9	377.0	311.0
Interest expense	40.2	55.0	139.8	179.0
Other expenses	3.4	10.9	17.5	46.7
Income from continuing operations before taxes	74.2	34.0	219.7	85.3
Income tax expense	7.2	15.9	30.4	32.9
Net income from continuing operations	$67.0	$18.1	$189.3	$52.4

Adjusted EBITDA(1)	$181.2	$164.1	$570.0	$496.1
Adjusted EBITDA margin (%)	21.9%	21.6%	22.3%	22.0%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during the three months ended September 29, 2018 were $828.4 million, up by 8.9%, or $67.8 million, compared with net sales during the prior year period of $760.6 million. Our net sales in the three months ended September 29, 2018 were adversely impacted by movements in average currency exchange rates of $16.6 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real ($4.5 million), the Mexican Peso ($2.9 million) and the Indian Rupee ($2.0 million). The weakening of the Turkish Lira, Russian Ruble and the Euro contributed a further $5.2 million of the impact. In addition, the Fluid Power acquisitions of Atlas Hydraulics in the second half of 2017 and of Rapro in April 2018, contributed $29.4 million to our third quarter 2018 net sales. Excluding these impacts, core sales increased by $55.0 million, or 7.2%, during the three months ended September 29, 2018 compared with the prior year period. Of this increase, $33.6 million was driven by higher volumes, with the remainder driven by favorable pricing, a function of our margin protection initiatives in the current inflationary environment.
Core sales in our Power Transmission and Fluid Power businesses grew by 4.7% and 12.1%, respectively, in the three months ended September 29, 2018. The majority of this improvement was driven by double-digit growth in the industrial end markets, which benefited from strong growth across most regions in the three months ended September 29, 2018 compared with the prior year period. North America continued to be the primary contributor to this industrial growth, particularly with our first-fit customers. We continue to prioritize these customers, particularly in the current capacity-constrained environment for Fluid Power. Sales to industrial first-fit customers grew by 14.9% (or $19.8 million) on a core basis in the three months ended September 29, 2018 compared with the prior year period. Sales through our industrial replacement channels were also strong globally, increasing by 10.8% (or $24.0 million) on a core basis compared with the prior year period. Core growth in both our construction and agricultural end markets was 13.8% for the three months ended September 29, 2018. Sales into the construction end market grew in all of our commercial regions, and we saw particular strength in emerging markets and in Europe. Growth in agriculture for the three months ended September 29, 2018 was again driven primarily by North America, focused on our first-fit customers. Core growth in sales to our automotive customers was predominantly in the replacement business which grew by 6.8% on a core basis, more than offsetting the impact of a 4.9% decline in sales to automotive first-fit customers. In dollar terms, the majority of the replacement sales growth came from North America, supported by continued double-digit growth in China. Overall, core sales into emerging and developed markets grew by 8.9% and 4.5%, respectively, in the three months ended September 29, 2018.
Net sales during the nine months ended September 29, 2018 were $2,555.5 million, up by 13.1%, or $295.6 million, compared with net sales during the prior year period of $2,259.9 million. Our net sales for the nine months ended September 29, 2018 were positively impacted by movements in average currency exchange rates of $42.0 million compared with the prior year period, due principally to the strengthening of the Euro ($35.1 million) and the Chinese Renminbi ($12.5 million) against the U.S. dollar, offset partially by the weakening of the Brazilian Real ($7.4 million). In addition, the acquisitions of Techflow Flexibles and Atlas Hydraulics in the second half of 2017, and the acquisition of Rapro in April 2018, contributed $101.5 million to our net sales for the nine months ended September 29, 2018. Excluding these impacts, core sales increased by $152.1 million, or 6.7%, during the nine months ended September 29, 2018 compared with the prior year period. This increase was due primarily to higher volumes of $90.2 million with the remaining benefit coming from favorable, inflation-mitigating pricing.
Core sales in our Power Transmission and Fluid Power businesses grew by 5.1% and 9.8%, respectively, for the nine months ended September 29, 2018. Similar to the quarter ended September 29, 2018, this growth was driven primarily by industrial end markets, which performed well across all regions. During the nine months ended September 29, 2018, sales to industrial first-fit and industrial replacement customers grew on a core basis by 14.2% and 7.3%, respectively. North America was the primary contributor to this industrial growth, with 14.4% core growth in sales to our industrial first-fit customers. Our construction and agricultural end markets increased by 17.2% and 9.9%, respectively, growing on a core basis across most of our commercial regions, particularly in emerging markets. Sales to automotive replacement customers grew on a core basis by 6.7% globally, driven by solid North American and European demand and strong contributions from our well-established businesses in emerging markets, particularly China and South America.

Cost of sales
Cost of sales for the three months ended September 29, 2018 was $501.2 million, an increase of 11.4%, or $51.4 million, compared with $449.8 million for the prior year period. The increase was driven primarily by the acquisition of businesses, which contributed $20.9 million to the increase from the prior year period, in addition to the impacts from higher volumes of $19.1 million. Inflation of $8.3 million and approximately $2 million of start-up costs for our new manufacturing facilities that are coming on-line, offset partially by favorable movements in average currency exchange rates of $5.5 million.
Cost of sales for the nine months ended September 29, 2018 was $1,534.9 million, an increase of 14.2%, or $191.0 million, compared with $1,343.9 million for the prior year period. The increase was driven primarily by the acquisition of businesses, which contributed $76.2 million to the increase from the prior year, and the impacts from higher volumes of $51.9 million. Other contributing factors included unfavorable movements in average currency exchange rates of $35.8 million, a combination of wage and material inflation of $17.5 million, and, to a lesser extent, higher operational costs of $11.5 million. These higher operational costs were due primarily to higher freight costs for expediting products from China to North America to meet Fluid Power demand due to capacity constraints but also included some start-up costs for our new manufacturing facilities that are coming on-line.
Gross profit
Gross profit for the three months ended September 29, 2018 was $327.2 million, up 5.3% from $310.8 million for the prior year period. The increase was driven primarily by the volume growth in net sales as discussed above. The benefit from the recent business acquisitions and favorable pricing were mostly offset by inflationary pressure and unfavorable impacts of movements in average currency exchange rates.
Our gross profit margin dropped by 140 basis points to 39.5% for the three months ended September 29, 2018, down from 40.9% for the prior year period, driven primarily by dilution from our recent acquisitions. This impact was offset partially by the benefit from higher volumes on a partially fixed cost base and favorable pricing mitigating rising material costs in the current inflationary environment.
Gross profit for the nine months ended September 29, 2018 was $1,020.6 million, up 11.4% from $916.0 million for the prior year period, driven broadly by the same factors described above, except that there was a net positive impact from movements in average currency exchange rates of $6.2 million.
Our gross profit margin dropped by 60 basis points to 39.9% for the nine months ended September 29, 2018, down from 40.5% for the prior year period. The recent acquisitions had a 110 basis point dilutive impact on the gross margin for the nine months ended September 29, 2018, which was offset partially by a positive impact from movements in average currency exchange rates. In addition, inflationary pressures on both wages and materials were broadly offset by the benefit from higher volumes on a partially fixed cost base and inflation-mitigating pricing actions.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 29, 2018 were $202.7 million compared with $201.4 million for the prior year period. Increases related to the recent business acquisitions, and expenses associated with operating in a public company environment were largely offset by labor and benefits cost savings of $5.3 million.
SG&A expenses for the nine months ended September 29, 2018 were $621.1 million compared with $585.5 million for the prior year period. This increase of $35.6 million was driven primarily by a $10.5 million increase related to the recent business acquisitions, with the remainder of the increase attributable to a combination of individually minor items, including expenses associated with operating in a public company environment, product line and customer service investments, volume-related increases in variable costs, increases in outbound freight costs, higher duties and taxes in India, and unfavorable impacts from movements in average currency exchange rates.

Transaction-related expenses
Transaction-related expenses for the three months ended September 29, 2018 were $0.2 million, related primarily to acquisition related activities, compared with $7.2 million for the prior year period. The transaction-related expenses incurred in the prior year period included $4.3 million of payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone on acquiring Gates in July 2014. The remainder of the transaction-related expenses in the prior year period were driven primarily by the acquisitions of Techflow Flexibles and Atlas Hydraulics.
Transaction-related expenses for the nine months ended September 29, 2018 were $6.2 million compared with $11.3 million for the prior year period. Expenses for the nine months ended September 29, 2018 included $4.3 million related to our initial public offering, with the remainder of the transaction-related expenses for the period related primarily to the recent business acquisitions. The transaction-related expenses incurred in the prior year period included $4.3 million related to the accounting for the acquisition of Gates by Blackstone in July 2014 as described above and $2.0 million of professional fees incurred as part of the debt refinancing initiated during March 2017. The remainder of the transaction-related expenses were incurred primarily in relation to the acquisitions of Techflow Flexibles and Atlas Hydraulics.
Restructuring expense
A restructuring expense of $1.2 million was recognized during the three months ended September 29, 2018, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. A restructuring expense of $2.4 million was recognized during the prior year period, including $1.9 million in relation to severance costs, largely in the U.S. and Europe.
A restructuring expense of $3.2 million was recognized during the nine months ended September 29, 2018, predominantly in the second quarter of 2018, relating to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. A restructuring expense of $8.3 million was recognized during the prior year period, including $6.1 million in relation to severance costs, largely in the U.S., Europe and China.
Interest expense
Interest expense for the three months ended September 29, 2018 was $40.2 million compared with $55.0 million for the prior year period. Interest expense for the nine months ended September 29, 2018 was $139.8 million compared with $179.0 million for the prior year period. Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Debt:
Dollar Term Loan	$23.0	$22.9	$67.5	$74.0
Euro Term Loan	5.5	6.9	17.3	15.4
Dollar Senior Notes	8.1	17.6	28.4	51.3
Euro Senior Notes	—	3.9	1.3	11.6
Other loans	—	—	—	0.1
	36.6	51.3	114.5	152.4
Amortization of deferred issuance costs	2.5	2.9	23.1	24.5
Other interest expense	1.1	0.8	2.2	2.1
	$40.2	$55.0	$139.8	$179.0
Details of our long-term debt are presented in note 13 to the condensed consolidated financial statements included elsewhere in this report.

Interest expense for the three months and nine months ended September 29, 2018 decreased when compared with the equivalent prior year periods due primarily to the interest saving from the debt repayment in the first quarter of 2018, which we expect to benefit our future interest expense by approximately $54 million per year compared with 2017. Interest expense for the current year benefited further from margin reductions negotiated in 2017. Partially offsetting these benefits in the nine months ended September 29, 2018, was the acceleration of $15.4 million of deferred issuance cost amortization as a consequence of the debt payments made during the first quarter of 2018. A similar impact of $14.2 million was recognized in the prior year period in relation to the debt payments made in April 2017.
Other expenses
Our other expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest income on bank deposits	$(1.0)	$(1.2)	$(2.7)	$(3.3)
Foreign currency (gain) loss on net debt and hedging instruments	3.9	12.5	(8.4)	47.6
Premiums paid on debt redemptions	—	—	27.0	—
Net adjustments related to post-retirement benefits	0.8	(2.6)	2.4	0.6
Other	(0.3)	2.2	(0.8)	1.8
	$3.4	$10.9	$17.5	$46.7
Other expenses for the three months ended September 29, 2018 was $3.4 million, compared with $10.9 million in the prior year period. This change was driven primarily by net foreign currency losses of $3.9 million on net debt and hedging instruments for the three months ended September 29, 2018, compared with net losses of $12.5 million in the prior year period. Underlying this change was the fact that, for the three months ended September 29, 2018, transactional foreign exchange movements on the unhedged portion of our Euro-denominated debt were being substantially offset by similar movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Net adjustments related to post-retirement benefits were an expense of $0.8 million for the three months ended September 29, 2018, compared with a net gain of $2.6 million in the prior year period due to a settlement gain of $3.9 million recognized in the prior year period in relation to an annuity purchase for most of the retirees in our largest U.S. defined benefit pension plan during September 2017.
Other expense for the nine months ended September 29, 2018 was $17.5 million, which decreased from $46.7 million in the prior year period. This decrease was driven primarily by net foreign currency gains of $8.4 million on net debt and hedging instruments for the nine months ended September 29, 2018, compared with net losses of $47.6 million in the prior year period. As noted above, underlying this change was the fact that, for the three months ended September 29, 2018, transactional foreign exchange movements on the unhedged portion of our Euro-denominated debt were being substantially offset by similar movements on Euro-denominated intercompany loans as part of our overall hedging strategy. Also included in the gain for the nine months ended September 29, 2018 was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes. Partially offsetting these decreases in other expenses was the payment of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018.
Net adjustments related to post-retirement benefits were higher by $1.8 million during the nine months ended September 29, 2018 as compared with the prior year period. This was due to a $3.9 million settlement gain recognized in September 2017 in relation to an annuity purchase, as described above, offset partially by the impact of lower net interest on the reduced net obligation during the nine months ended September 29, 2018 as compared with the prior year period.
Income tax expense
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date pre-tax income. The tax effects of unusual or infrequently occurring items, including the effects of changes in tax laws or rates, are reported in the interim period in which they occur.

For the three months ended September 29, 2018, we had an income tax expense of $7.2 million on pre-tax income of $74.2 million, which resulted in an effective tax rate of 9.7%, compared with an income tax expense of $15.9 million on pre-tax income of $34.0 million, which resulted in an effective tax rate of 46.8% for the three months ended September 30, 2017. For the nine months ended September 29, 2018, we had an income tax expense of $30.4 million on pre-tax income of $219.7 million, which resulted in an effective tax rate of 13.8% compared with an income tax expense of $32.9 million on pre-tax income of $85.3 million, which resulted in an effective tax rate of 38.6% for the nine months ended September 30, 2017.
The decrease in the effective tax rate for the three and nine months ended September 29, 2018 compared with the prior year periods was due primarily to the beneficial impact of the change in our geographical mix of earnings, which in 2017 included a non-operating loss that was not subject to tax. In 2018 our effective tax rate included the benefit of global restructuring which helped offset the adverse impacts of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). Primary factors of the Tax Act that increased our effective tax rate include the decrease in the U.S. tax rate, the base erosion anti-abuse tax (“BEAT”) and global intangible low-taxed income (“GILTI”). These increases were partially offset by the incentive for foreign-derived intangible income. The three-month period ending September 29, 2018 was reduced further by $5.7 million of discrete items, which included an adjustment to the measurement period provisional estimate associated with the Tax Act.
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Act. In the fourth quarter of 2017, we recorded a provisional benefit of $118.2 million in accordance with SAB 118 for the income tax effects of the Tax Act. The provisional estimate included $153.7 million deferred tax benefit for revaluing our deferred tax liabilities from the U.S. Corporate tax rate of 35% to 21%. For the three months ended September 29, 2018 we recorded a measurement period adjustment of $0.8 million to income tax expense and deferred tax for the revaluation of our deferred tax liabilities. The provisional estimate also included $33.6 million of tax expense for the estimated cost of the mandatory repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings not indefinitely reinvested. For the three months ended September 29, 2018 we recorded a measurement period adjustment of $3.0 million to income tax benefit for the estimated cost of the mandatory deemed repatriation of non-U.S. earnings. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued.
The Tax Act established new provisions for GILTI and BEAT that taxes certain payments between U.S. corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018. For the period ended September 29, 2018, we have included the estimated impacts of both GILTI and BEAT in the annual effective tax rate. However, due to the complexity of these provisions, we continue to monitor additional regulatory and administrative guidance to further refine the impacts.
We have recorded valuation allowances against certain of our deferred tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. However, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of these valuation allowances will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of the Tax Act implications and associated tax planning, and may be material.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 29, 2018 was $181.2 million, an increase of 10.4% or $17.1 million, compared with the prior year period Adjusted EBITDA of $164.1 million. The Adjusted EBITDA margin was 21.9% for the three months ended September 29, 2018, a 30 basis point increase from the prior year period margin of 21.6%. The increase in Adjusted EBITDA was driven primarily by higher sales of $67.8 million, which resulted in additional gross profit of $16.4 million as described above.
Adjusted EBITDA for the nine months ended September 29, 2018 was $570.0 million, an increase of 14.9% or $73.9 million, compared with Adjusted EBITDA of $496.1 million for the prior year period. Adjusted EBITDA margin was 22.3% for the nine months ended September 29, 2018, a 30 basis point increase from the prior year period margin of 22.0%. The increase in Adjusted EBITDA was driven primarily by higher sales of $295.6 million, which resulted in additional gross profit of $104.6 million as described above. Partially offsetting this increase were higher SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”

Analysis by Operating Segment
Power Transmission (61.9% and 62.9%, respectively, of Gates’ net sales for the three and nine months ended September 29, 2018)

	Three months ended
(dollars in millions)	September 29, 2018	September 30, 2017	Period over Period Change
Net sales	$512.5	$499.9	2.5%
Adjusted EBITDA	$119.0	$114.5	3.9%
Adjusted EBITDA margin (%)	23.2%	22.9%

	Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	Period over Period Change
Net sales	$1,608.1	$1,496.3	7.5%
Adjusted EBITDA	$377.6	$342.4	10.3%
Adjusted EBITDA margin (%)	23.5%	22.9%
Net sales in Power Transmission for the three months ended September 29, 2018 were $512.5 million, an increase of 2.5%, or $12.6 million, when compared with prior year period net sales of $499.9 million. Excluding the adverse impact of movements in average currency exchange rates of $10.9 million, core sales increased by 4.7%, or $23.5 million, compared with the prior year period. The majority of this increase was due to higher sales volumes of $16.3 million, with the remainder due to pricing actions taken in response to inflation.
Net sales in Power Transmission for the nine months ended September 29, 2018 were $1,608.1 million, an increase of 7.5%, or $111.8 million, when compared with the prior year period net sales of $1,496.3 million. Excluding the positive impact of movements in average currency exchange rates of $34.9 million, core sales increased by 5.1%, or $76.9 million, compared with the prior year period. The majority of this increase was due to higher sales volumes of $59.1 million and remainder due to pricing actions taken in response to inflation.
Power Transmission's core growth was driven by sales to automotive replacement customers, which grew by 7.3% and 9.4% during the three and nine months ended September 29, 2018 compared with the prior year periods, due primarily to strong demand in North America and Europe. Sales to industrial customers grew by mid- to high-single digits during both the three and nine months ended September 29, 2018 compared with the prior year periods, offsetting some softness in sales to automotive first-fit customers, particularly in Europe. Industrial sales to the transportation end market were particularly strong, with core growth of 10.0% and 9.3% for the three and nine months ended September 29, 2018, respectively, compared with the prior year periods. On a regional basis, in addition to the strength in North America, we saw strong growth in emerging markets, particularly in China, which had core growth of 9.9% and 12.3% for the three and nine months ended September 29, 2018, respectively, compared with the prior year periods.
Our Power Transmission Adjusted EBITDA for the three months ended September 29, 2018 was $119.0 million, an increase of 3.9% or $4.5 million, compared with prior year period Adjusted EBITDA of $114.5 million. The increase in Adjusted EBITDA was driven primarily by a volume-related increase of $2.9 million in gross profit, combined with a favorable $1.5 million impact on SG&A from movements in average currency exchange rates. Adjusted EBITDA margin for the three months ended September 29, 2018 was 23.2%, a 30 basis point improvement over the prior year period Adjusted EBITDA margin of 22.9%, driven primarily by pricing actions and volume-related procurement and operating efficiencies, offset partially by inflation and net unfavorable movements in average currency exchange rates.
Our Power Transmission Adjusted EBITDA for the nine months ended September 29, 2018 was $377.6 million, an increase of 10.3% or $35.2 million, compared with the prior year period Adjusted EBITDA of $342.4 million. Movements in average currency exchange rates drove $7.7 million of this increase. Excluding this impact, the increase in Adjusted EBITDA was driven primarily by higher sales of $111.8 million, which was the primary driver of a $50.3 million increase in gross profit. Adjusted EBITDA margin for the nine months ended September 29, 2018 was 23.5%, a 60 basis point improvement over the prior year period Adjusted EBITDA margin of 22.9%, driven by similar impacts as described above for the three month period.

Fluid Power (38.1% and 37.1%, respectively, of Gates’ net sales for the three and nine months ended September 29, 2018)

	Three months ended
(dollars in millions)	September 29, 2018	September 30, 2017	Period over Period Change
Net sales	$315.9	$260.7	21.2%
Adjusted EBITDA	$62.2	$49.6	25.4%
Adjusted EBITDA margin (%)	19.7%	19.0%

	Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	Period over Period Change
Net sales	$947.4	$763.6	24.1%
Adjusted EBITDA	$192.4	$153.7	25.2%
Adjusted EBITDA margin (%)	20.3%	20.1%
Net sales in Fluid Power for the three months ended September 29, 2018 were $315.9 million, an increase of 21.2%, or $55.2 million, compared with net sales during the prior year period of $260.7 million. Excluding the adverse impact of movements in average currency exchange rates of $5.7 million and the benefit of $29.4 million from the recent business acquisitions, core sales increased by 12.1%, or $31.5 million, compared with the prior year period. This increase was due in approximately equal parts to higher volumes and pricing actions taken in response to inflation.
Net sales in Fluid Power for the nine months ended September 29, 2018 were $947.4 million, an increase of 24.1%, or $183.8 million, compared with net sales during the prior year period of $763.6 million. Excluding the positive impact of movements in average currency exchange rates of $7.1 million and the benefit of $101.5 million from the recent business acquisitions, core sales increased by 9.8%, or $75.2 million, compared with the prior year period. This increase was due in approximately equal parts to higher volumes and pricing actions taken in response to inflation.
Core sales growth in both the three and nine months ended September 29, 2018 was driven almost exclusively by sales to industrial customers, particularly in the construction and general industrial end markets. We continued to see strong demand for hydraulics products, particularly in mobile industrial applications. Fluid Power had core growth across all of its commercial regions for both the three and nine months ended September 29, 2018, with strong growth continuing in the emerging markets, particularly in Asia. During the three months ended September 29, 2018, East Asia and India grew by 16.4% compared with the prior year period, predominantly in construction, with a similar performance for the nine month period.
 Adjusted EBITDA for the three months ended September 29, 2018 was $62.2 million, an increase of 25.4%, or $12.6 million, compared with the prior year period Adjusted EBITDA of $49.6 million. Recent business acquisitions contributed $6.6 million of this increase. The remainder of the increase was driven by the benefit to gross profit from higher volumes and pricing actions, offset partially by a combination of raw material inflation and unfavorable movements in average exchange rates. The Adjusted EBITDA margin consequently increased by 70 basis points.
 Adjusted EBITDA for the nine months ended September 29, 2018 was $192.4 million, an increase of 25.2%, or $38.7 million, compared with the prior year period Adjusted EBITDA of $153.7 million. Recent business acquisitions contributed $17.4 million of this increase. Consistent with the three month period, the remainder of the increase was driven by the benefit from higher volumes and pricing actions, offset partially by higher SG&A expenses, higher costs associated with capacity constraints and net unfavorable movements in average exchange rates. The Adjusted EBITDA margin consequently increased by 20 basis points.

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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Management believes that the level of working capital as of September 29, 2018 is sufficient for Gates’ present requirements.
Cash Flow
Nine months ended September 29, 2018 compared with the nine months ended September 30, 2017
Cash provided by operations was $142.3 million during the nine months ended September 29, 2018 compared with cash provided by operations of $149.9 million during the prior year period. Operating cash inflow before movements in operating assets and liabilities was $359.3 million during the nine months ended September 29, 2018 compared with $259.5 million during the prior year period, an increase of $99.8 million which was due largely to the improved operational performance of Gates which flowed through to operating income. Movements in operating assets and liabilities during the nine months ended September 29, 2018 gave rise to a decrease of $217.0 million in cash compared with a decrease of $109.6 million in the prior year period. This decrease, or further use of cash, was driven primarily by the build of working capital due to increased demand.
Net cash used in investing activities during the nine months ended September 29, 2018 was $214.1 million, compared with $107.1 million in the prior year period. Capital expenditures increased by $90.2 million from $64.7 million in the nine months ended September 30, 2017 to $154.9 million in the nine months ended September 29, 2018, driven primarily by expenditures on the expansion of one of our existing facilities and on two new facilities that are being built to expand production capacity in our Fluid Power segment. During the nine months ended September 29, 2018, we also purchased the Rapro business for $50.9 million, net of cash acquired, whereas in the prior year period we used $36.7 million to acquire Techflow Flexibles.
Net cash used in financing activities was $187.1 million during the nine months ended September 29, 2018, compared with $58.2 million net cash used in financing activities in the prior year period. This net outflow in the nine months ended September 29, 2018 related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. We paid a further $18.8 million in quarterly amortization payments under the term loans. The net cash outflow from financing activities in the prior year period was driven by payments of long-term debt of $670.1 million and debt issuance costs paid of $17.4 million, offset by the receipt of proceeds of $644.7 million. These cash flows related almost entirely to the debt refinancing transactions completed in April 2017. In addition, dividend payments to non-controlling shareholders of our joint venture operations were $23.3 million during the nine months ended September 29, 2018, compared with $17.9 million in the prior year period.

Indebtedness
During the periods presented, our long-term debt in issue consisted principally of two term loans and two unsecured notes. Our long-term debt as of September 29, 2018 and December 30, 2017 was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 29, 2018	As of December 30, 2017	As of September 29, 2018	As of December 30, 2017
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,428.2	$2,467.8	$2,470.1	$2,515.0
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	566.6	1,487.5	568.0	1,472.5
Other debt	0.7	0.4	0.7	0.4
	$2,995.5	$3,955.7	$3,038.8	$3,987.9
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
Dollar and Euro Term Loans
Gates’ secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of September 29, 2018, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 4.99% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 29, 2018, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively. During the nine months ended September 30, 2017, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $15.0 million and $4.3 million, respectively.
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

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (loss) recognized in statement of operations	$3.5	$(14.0)	$32.6	$(50.3)
Gain (loss) recognized in OCI	0.3	(9.5)	(6.5)	(29.7)
Total gains (losses)	$3.8	$(23.5)	$26.1	$(80.0)
During the three and nine months ended September 29, 2018, the transactional foreign exchange gains recognized in the other expenses line in the statement of operations were substantially offset by foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of September 29, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Loss recognized in statement of operations	$—	$—	$(4.2)	$—
Loss recognized in OCI	—	(8.4)	(5.0)	(30.8)
Total losses	$—	$(8.4)	$(9.2)	$(30.8)
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
As of both September 29, 2018 and December 30, 2017, there were $0 drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of September 29, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.

As of September 29, 2018 and December 30, 2017, there were $0 drawings for cash under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $56.7 million and $58.0 million as of September 29, 2018 and December 30, 2017, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the nine months ended September 29, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our net sales and 66% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 29, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 138% of our total assets and approximately 120% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 51% of our total assets and approximately 39% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the nine months ended September 29, 2018, our net debt decreased by $692.1 million from $3,391.3 million as of December 30, 2017 to $2,699.2 million as of September 29, 2018. The primary driver of this decrease was the net cash proceeds of $799.1 million received from our initial public offering and cash provided by operating activities during the nine months ended September 29, 2018 of $142.3 million. Partially offsetting this decrease in net debt was capital expenditures of $154.9 million, the acquisition of Rapro for $50.9 million, the payment of the debt redemption premiums of $27.0 million and the payment of dividends of $23.3 million to non-controlling shareholders of our joint venture operations.
Movements in foreign currency had a favorable net impact of $7.7 million on net debt during the nine months ended September 29, 2018, the majority of the movement relating to the impact on our Euro-denominated debt of the weakening of the Euro against the U.S. dollar.
Borrowing Headroom
As of September 29, 2018, our asset-backed revolving credit facility had a borrowing base of $325.0 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $56.7 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $453.3 million, in addition to cash balances of $296.3 million.
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

Management uses Adjusted EBITDA as its key profitability measure. This is a non-GAAP measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. We use Adjusted EBITDA as our measure of segment profitability to assess the performance of our businesses and it is used for total Gates as well because we believe it is important to consider our profitability on a basis that is consistent with that of our operating segments, as well as that of our peer companies with a similar leveraged, private equity ownership history. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our businesses.
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	the effect on cost of sales of fair value adjustments to the carrying amount of inventory acquired in business combinations;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expense;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with Topic 805 “Business Combinations,” in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented we excluded restructuring expense that reflects specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates' business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income from continuing operations	$67.0	$18.1	$189.3	$52.4
Income tax expense	7.2	15.9	30.4	32.9
Net interest and other expenses	43.6	65.9	157.3	225.7
Depreciation and amortization	53.7	52.0	163.3	158.2
EBITDA	171.5	151.9	540.3	469.2
Transaction-related expenses	0.2	7.2	6.2	11.3
Impairment of intangibles and other assets	0.2	—	0.6	—
Restructuring expense	1.2	2.4	3.2	8.3
Share-based compensation	2.3	1.2	5.5	2.9
Sponsor fees (included in other operating expenses)	1.9	1.5	5.9	4.5
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	0.3	—
Non-recurring inventory adjustments (included in costs of sales)	—	—	0.8	—
Other operating expenses (income)	3.2	(0.1)	6.6	(0.1)
Other non-recurring adjustments (included in SG&A)	0.7	—	0.6	—
Adjusted EBITDA	$181.2	$164.1	$570.0	$496.1
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Nine months ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$828.4	$760.6	$2,555.5	$2,259.9
Adjusted EBITDA	$181.2	$164.1	$570.0	$496.1
Adjusted EBITDA margin (%)	21.9%	21.6%	22.3%	22.0%
Core growth reconciliations
Core sales growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals. We present core growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by the impact of an acquisition or disposal. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the trading performance of our businesses. The closest GAAP measure is net sales.

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 29, 2018	$512.5	$315.9	$828.4
Impact on net sales of movements in currency rates	10.9	5.7	16.6
Impact on net sales from recent acquisitions	—	(29.4)	(29.4)
Core revenue for the three months ended September 29, 2018	523.4	292.2	815.6

Net sales for the three months ended September 30, 2017	499.9	260.7	760.6
Increase in net sales on a core basis (core revenue)	$23.5	$31.5	$55.0

Core revenue growth (%)	4.7%	12.1%	7.2%

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 29, 2018	$1,608.1	$947.4	$2,555.5
Impact on net sales of movements in currency rates	(34.9)	(7.1)	(42.0)
Impact on net sales from recent acquisitions	—	(101.5)	(101.5)
Core revenue for the nine months ended September 29, 2018	1,573.2	838.8	2,412.0

Net sales for the nine months ended September 30, 2017	1,496.3	763.6	2,259.9
Increase in net sales on a core basis (core revenue)	$76.9	$75.2	$152.1

Core revenue growth (%)	5.1%	9.8%	6.7%
Net Debt
Management uses net debt, rather than the narrower measure of cash and cash equivalents and restricted cash which forms the basis for the condensed consolidated statement of cash flows, as a measure of our liquidity and in assessing the strength of our balance sheet.
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
Net debt represents the net total of:

•	the carrying amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of September 29, 2018	As of December 30, 2017
Debt	$2,995.5	$3,955.7
Cash and cash equivalents	296.3	564.4
Net debt	$2,699.2	$3,391.3
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $9.6 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is a receivable of $11.8 million as of September 29, 2018 due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $1.2 million and $8.3 million as of September 29, 2018 and December 30, 2017, respectively.

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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 29, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings
Information regarding legal proceedings is incorporated into this Part II, Item 1 from note 18 of the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

3.2	Articles of Association of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.1	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan.*†
10.2	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan.*†
10.3	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director).*†
10.4	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee).*†
10.5	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan.*†
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017, (iii) Condensed Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017, (v) Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*    Filed herewith.
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

Date: November 2, 2018