Form 10-K
period 2018-12-29
Gates Industrial Corp plc
filed 2019-02-14
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-38366

Gates Industrial Corporation plc
(Exact Name of Registrant as Specified in its Charter)

England and Wales	98-1395184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1144 Fifteenth Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 744-1911
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $744.7 million.
As of February 7, 2019, there were 289,890,932 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2019 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in our forward-looking statements. These factors include but are not limited to those described under “Part I - Item 1A. Risk Factors” of the this Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (this “annual report”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
ABOUT THIS ANNUAL REPORT
Financial Statement Presentation
Gates Industrial Corporation plc is a public limited company that was organized under the laws of England and Wales on September 25, 2017. It is the financial reporting entity following the completion of certain reorganization transactions completed prior to its initial public offering (“IPO”) in January 2018, as described further in note 1 to the accompanying consolidated financial statements.
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
All amounts in this annual report are expressed in United States of America (the “United States” or “U.S.”) dollars, unless indicated otherwise.
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

•
“Fiscal 2018” refers to the fiscal period ended December 29, 2018, “Fiscal 2017” refers to the fiscal year ended December 30, 2017, “Fiscal 2016” refers to the fiscal year ended December 31, 2016, and “Fiscal 2015” refers to the fiscal year ended January 2, 2016;

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
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2018 net sales of $3,347.6 million.
Our History and Recent Developments
On October 1, 1911, Charles Gates, Sr. purchased the Colorado Tire and Leather Company, a manufacturer of steel-studded bands of leather that attached to tires to extend their mileage. In 1917, the Company commercialized the V-belt, which used rubber and woven threading instead of rope belts, which were more commonly used at that time. In 1963, we built the first of many international facilities in Erembodegem, Belgium, followed by Jacarei, Brazil, in 1973. In 1986, we acquired the Uniroyal Power Transmission Company, which included an interest in the Unitta joint venture that lay the groundwork for Gates’ growth in the Asia-Pacific region. We have financial and operational control over the joint venture, and as such, consolidate it in our financial statements.
In 1996, Gates was acquired by a publicly held engineering firm based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by funds affiliated with The Blackstone Group L.P. in July 2014 and in 2015, established a new executive leadership team with the appointment of Ivo Jurek as Chief Executive Officer and David Naemura as Chief Financial Officer.

We have developed an active acquisition pipeline and the organizational capability to integrate acquired companies. In 2018, we acquired Rapro, based in Turkey, and in 2017 we closed two transactions, Techflow Flexibles in the U.K. and Atlas Hydraulics in North America. All three of our recent acquisitions have been focused on expanding our presence in industrial markets with new products, capabilities, capacity and geographic reach. In addition, we continue to invest organically in new production capacity. During Fiscal 2018, we opened two new facilities located in Poland and in Mexico, and we also expanded our Changzhou facility in China.
Our Solutions
We operate our business on a product-line basis through our two reporting segments - Power Transmission and Fluid Power. See note 5 of our audited consolidated financial statements included elsewhere in this report for additional information.
We sell our products under the Gates brand in all geographies and end markets. Our power transmission segment includes elastomer drive belts and related components used to efficiently transfer motion in a broad range of applications. Power transmission products represented approximately 63% of our total net sales for Fiscal 2018. Our fluid power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses used to convey various fluids. Our fluid power products represented approximately 37% of our net sales for Fiscal 2018.
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
We have a broad portfolio of both power transmission and fluid power products in the end markets we serve. We have a long history of focusing on customer engagement and training, driving product innovation and providing best-in-class order fulfilment services. This allows us to maintain a consistently high level of customer satisfaction, driving continued loyalty among our customer base.
Power Transmission. Our Power Transmission solutions enable and control motion. They are used in applications in which belts, chains, cables, geared transmissions or direct drives transfer power from an engine or motor to another part or system. Belt-based power transmission drives typically consist of either a synchronous belt or an asynchronous belt (V-belt, CVT belt or Micro-V® belt) and related components (sprockets, pulleys, water pumps, tensioners or other accessories). Within our Power Transmission segment, we offer solutions across the following key application platforms:

•	Stationary drives: fixed drive systems such as those used in a factory driving a machine or pump, or on a grain elevator driving the lift auger;

•	Mobile drives: drives on a piece of mobile machinery such as a combine harvester or a road compactor, or in applications such as the brush head of a vacuum cleaner;

•
Engine systems: synchronous drives and related components for cam shafts and auxiliary drives and asynchronous accessory drives for A/C compressors, power steering, alternators and starter/generator systems;

•	Personal mobility: drives on motorcycles, scooters, bicycles, snowmobiles and other power sports vehicles that are used to transfer power between the power source and the drive wheel(s) or track; and

•	Vertical lift: elevators, cargo lifts and other applications in which a belt, cable, chain or other lifting mechanism is used to carry load.
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
During Fiscal 2018, Gates introduced a new Micro-V® platform for engine accessory drive systems. The combination of newly developed material compounds and product design reduces belt weight and results in lower bending stiffness. These improvements enable tighter pulley configurations and reduced drive bending losses as compared to existing belt technologies; lower losses result in reduced energy consumption, CO2 emissions and heat generation.
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

Our power transmission products are used in a broad range of applications in end markets including construction, agriculture, transportation, automotive, energy, general industrial and consumer products. The majority of our Fiscal 2018 net sales came from the replacement markets, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-developed distribution channels. For example, a combine harvester in North America has over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through an established channel. Similarly, in the North American automotive replacement market, maintenance intervals are well defined and miles driven per vehicle are increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively immature distribution channels. As they continue to develop, these replacement markets represent a significant long-term opportunity for growth.
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
Fluid Power. Our Fluid Power solutions are used in applications in which hoses and rigid tubing assemblies either transfer power hydraulically or convey fluids, gases or granular materials from one location to another. Within our Fluid Power segment, we offer solutions across the following key application platforms:

•	Stationary hydraulics: applications within stationary machinery, such as an injection molding machine or a manufacturing press;

•	Mobile hydraulics: applications used to power various implements in mobile equipment used in construction, agriculture, mining and other heavy industries;

•	Engine systems: applications for engine systems such as coolant, fuel, A/C, turbocharger, air intake and selective catalytic reduction for diesel emissions; and

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
During Fiscal 2018, Gates introduced a new hydraulic hose family that is lighter weight and more flexible. Made with high-performance reinforcement and a robust, abrasion-resistant cover, the MXT line of hydraulic hose is a universally applicable, high-performance product that meets the needs of diversified applications.

Engine Hose. Our engine hose products perform a variety of conveyance functions in engine applications in gasoline-powered, hybrid and electric vehicles. Engine system applications for which Gates provides solutions include coolant (radiator, heater), air system (turbocharger, intake, vacuum, crankcase ventilation), fuel, oil (transmission oil cooling, power steering) and emissions/Diesel Exhaust Filtration (“DEF”) systems.
Industrial Hose. Our industrial hoses are capable of transferring a wide range of substances-chemicals, food and beverages, petroleum, fuels, bulk materials, water, steam and air-to meet the requirements of diverse applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning and construction. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to enable hose performance at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. We also offer a wide range of couplings to provide complete assembly solutions to our customers.
Our fluid power products are used in numerous applications, including construction, agriculture, transportation, automotive, energy and general industrial. The largest portion of our Fiscal 2018 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications. Approximately 16% of our Fiscal 2018 fluid power revenue came from products sold into the automotive end market, almost all of which was served through the higher-margin replacement channel.
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
Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. As of December 29, 2018, approximately 62% of our net sales were generated from replacement markets and 38% from first-fit markets globally. Our mix of replacement sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and replacement channel. For example, in emerging markets such as China, our business is characterized by a higher first-fit presence, given the relatively underdeveloped replacement channels and newer average age of cars. We believe that ultimately our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 72% and 69% of our Fiscal 2018 net sales, respectively, were derived from these higher-margin replacement channels. In the vast majority of the applications we service, we do not need to have been the first-fit provider to service these applications in the replacement markets.

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
In addition to our products, we offer digital tools and other content to distributors, installers and end users of equipment containing our products. We also assist with customer training on product installation and early identification of wear-and-tear on components, which helps drive sales for our channel customers while mitigating the risk of equipment failure for end users.
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
Customers
We maintain long-standing relationships with many customers, who range from local distributors with one location to large, global manufacturers of equipment. No single customer accounted for more than 10% of our Fiscal 2018 net sales.
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
Manufacturing
We have a global, “in region, for region” manufacturing footprint and regional service model that enable us to operate efficiently and effectively in proximity to our customers. We operate 64 manufacturing facilities and service centers as well as several major technical centers giving us a presence in 29 countries throughout the world. Our in-country deployment of manufacturing and technical resources enables us to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.
Competition
We operate in competitive markets and industries that are also very fragmented. We offer our products and solutions across numerous and varied end markets and geographies through over 120 locations in 29 countries. Consequently, we have many competitors across our various markets and product offerings. These competitors and the degree of competition vary by product line, geographic scope, end market and channel. Although each of our markets and product offerings has many competitors, no single competitor competes with us with respect to all of our products, solutions, channels and end markets. Our global presence makes it difficult for smaller regional and low-cost country manufacturers to penetrate our markets. We differentiate ourselves on the basis of product performance and quality, breadth of portfolio, customer support and training, service level, fill rates and product availability.
Research, Development and Intellectual Property
Applied R&D is important to our businesses and integral to our leading market positions. We have engineering teams in the U.S., Canada, the U.K., Germany, Spain, Poland, Turkey, Japan, China, Brazil, India, Mexico, Korea and Thailand that focus on the introduction of new and improved products with a particular emphasis on energy efficiency and safety, the application of technology to reduce unit and operating costs and improving services to our customers.
As of December 29, 2018, we held more than 2,500 patents and trademarks in various jurisdictions. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.

Materials and Suppliers
We use a wide variety of materials, resulting in a highly diversified mix of inputs, which are sourced from a variety of suppliers around the world. Generally, we seek to obtain materials in the regions where our products are manufactured to minimize transportation and other costs. As of December 29, 2018, we had not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials in excess of those required to meet our production schedules.

We continually seek to manage commodity and raw material costs using various strategies, including working with our suppliers to mitigate costs, exploring material substitution opportunities, combining purchase requirements across regions and changing suppliers when appropriate.
Environmental
Our operations, products and properties are subject to extensive U.S. and foreign federal, state, local, and provincial laws and regulations relating to environmental, health and safety (“EHS”) protection, including laws and regulations governing air emissions, wastewater discharges, waste management and disposal, substances in products, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Under certain environmental laws, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. We are currently performing environmental investigations and/or remediation at a number of former and current facilities in the U.S. and Canada and are incurring costs in relation to a number of offsite waste disposal sites.
Employees
As of December 29, 2018, we employed approximately 14,200 full time employees worldwide. Approximately 6,000 of our employees were located in North America, 3,700 in EMEA, 3,800 in China and East Asia and 700 in South America. Some of our employees are members of labor unions and over many years we have been able to maintain successful relationships with the unions and employment organizations. To date, employee relations have been flexible and constructive as we continue to pursue lean manufacturing improvements in our plants.
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website, free of charge, at http://investors.gates.com as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
Our business and operating results have been, and will continue to be, affected by worldwide and regional economic conditions, including conditions in the end markets we serve. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles. Our customers may experience deterioration of their businesses, cash flow shortages or difficulty obtaining financing as a result of the effects of contraction or low levels of economic growth, disruptions in the financial markets, weak consumer and business confidence, high levels of unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges affecting the global economy, as happened following the global recession in 2008. For example, our historical results have been highly correlated to global industrial activity and utilization and decreases in such activity or utilization may impact our business, financial condition and results of operations. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our suppliers, distributors and vendors may experience similar conditions, which may impact their ability to fulfill their obligations to us. If conditions in the global economy or in the regions and major end markets that we serve deteriorate, demand for our products may be decline and our results of operations, financial position and cash flows could be materially adversely affected.
We are subject to economic, political and other risks associated with international operations, and this could adversely affect our business and our strategy to capitalize on our global reach.
One of our key strategies is to capitalize on our global commercial reach, and a substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2018, approximately 62% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 120 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors, suppliers and customers, are subject to risks associated with doing business internationally, including:

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
The U.S. administration has publicly supported certain potential tax and trade proposals, modifications to international trade policy and other changes which may affect U.S. trade relations with other countries. In addition, economic and political uncertainty arose out of the June 23, 2016 vote in the U.K. that resulted in the decision to leave the European Union (the “E.U.”). It is possible that these or other changes, if enacted, may impact or require us to modify our current business practices. At the present time, it is unclear as to the ultimate impact of these changes, policies or proposals and, as such, we are unable to determine the effect, if any, that such changes, policies or proposals would have on our business.
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
We purchase our energy, steel, aluminum, rubber and rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly. While we strive to avoid this risk by using price escalation mechanisms with respect to our raw materials in certain of our customer contracts and we also seek to offset our increased costs with gains achieved through operational efficiencies, if we are unable to pass increases in the costs of our raw materials on to our customers, we experience a lag in our ability to pass increases to our customers, or operational efficiencies are not achieved, our operating margins and results of operations may be materially adversely affected.
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
Certain of our businesses sell a significant amount of their products to key channel partners, including distributors, which have valuable relationships with end users. Some of these channel partners may also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these channel partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business, financial condition and results of operations. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of channel partners and customers in certain of our end markets could adversely impact our profitability.
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
We have been reducing costs in all of our businesses and have discontinued product lines, divested non-core businesses, consolidated manufacturing operations and reduced our employee population in some locations. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors and we may not be able to maintain the level of cost savings that we have achieved depending on our ability to successfully complete these efforts. In connection with the implementation and maintenance of our cost reduction measures, we may face delays in anticipated workforce reductions, a decline in employee morale and a potential inability to meet operational targets due to an inability to retain or recruit key employees.

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
Filing, prosecuting and defending patents on our products in all countries and jurisdictions throughout the world would be prohibitively expensive, and the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the U.S.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where the ability to enforce our patent rights is not as strong as in the U.S. These products may compete with our products, and our intellectual property rights may not be effective or sufficient to prevent such competition. In addition, we may face significant expenses in connection with the protection of our intellectual property rights outside the U.S. If we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business, financial condition and results of operations may be adversely affected.
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
We have incurred, and will continue to incur, both operating and capital costs to comply with EHS laws and regulations, including costs associated with the clean-up and investigation of some of our current and former properties and offsite disposal locations. We are currently performing environmental investigations or remediation at a number of former and current facilities in the U.S. and Canada. We have incurred and will continue to incur costs to investigate and/or remediate conditions at those sites. We are also incurring costs associated with contamination at a number of offsite waste disposal sites. In the future, we may incur similar liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of companies whose liabilities we may have assumed or acquired. In addition, we are subject to personal injury and/or property damage claims alleging losses arising from hazardous materials associated with our current or former operations, facilities or products. The discovery of previously unknown contamination, the imposition of new clean-up requirements, or new claims for property damage, personal injury or damage to natural resources arising from environmental matters or hazardous materials could result in additional costs or liabilities that could have a negative effect on our business, financial condition and results of operations.
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
See “We may be subject to recalls, product liability claims or may incur costs related to product warranties that may materially and adversely affect our business” for additional risks relating to EHS regulations applicable to our products.

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
We may acquire businesses or assets that we may not be able to successfully integrate and we may be unable to recoup our investment in these businesses or assets.
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
We may not be able to effectively integrate recent and future acquisitions or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. As a result, we may not be able to recoup our investment in those acquisitions or achieve the economic benefits that we anticipate from these acquisitions. Our efforts to integrate these businesses or assets could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses or assets could cause the interruption of, or loss of momentum in, the activities of our existing business and the diversion of management’s attention. Furthermore:

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
As of December 29, 2018, we had approximately 14,200 employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. Any of these factors may have a materially adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized workforces. If one or more of our customers experience a material work stoppage, it could similarly have a material adverse effect on our business, results of operations and financial condition.
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
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or have obligations to contribute to. As of December 29, 2018, the unfunded amount of our defined benefit pension plans on a worldwide basis was approximately $52.2 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
The loss or financial instability of any significant customer or customers could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2018, our top ten customers accounted for approximately 23% of our consolidated net sales and 34.6% of our trade accounts receivable balance as of December 29, 2018, and our largest customer accounted for approximately 9% of our consolidated net sales and 17.2% of our trade accounts receivable balance as of December 29, 2018. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We are subject to income taxes in various jurisdictions in which we operate. As a result of Gates Industrial Corporation plc being U.K. tax resident, the Company is within the scope of U.K. corporation tax including the controlled foreign company regime. We consider that the non-U.K. entities held directly or indirectly by the Company would not give rise to a material charge under the U.K. controlled foreign companies rules. However, changes to, or adverse interpretations of, these rules, or changes in the future activities of the group, may alter this position and could impact the group’s effective tax rate.
Our tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations. We are also subject to examination by taxing authorities of our income tax returns for tax years 2015 to 2017 in the U.S. and for tax years 2008 to 2017 in other major foreign jurisdictions. The results of audits, examinations and other contests related to previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. Additionally, tax rates, tax laws or their implementation, and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse effect on the business, financial condition, results of operation and prospects of the Company.

We are subject to changes in legislative, regulatory and legal developments involving taxes and the interpretation of those laws is subject to challenge by the relevant governmental authorities.
We are subject to U.K., U.S. federal and state, and other countries’ and jurisdictions’, income, payroll, property, sales and use, fuel, and other types of taxes. These laws and regulations are inherently complex and the Company and its subsidiaries will be obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, the ultimate outcome of which could have a material adverse effect on the business, financial condition, results of operation and prospects of the Company.
Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results of operations, financial conditions and liquidity. In this regard, U.S. federal income tax laws were enacted in Fiscal 2017 by the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act is complex and continues to be further clarified with supplemental guidance, thus the impact of certain aspects of its provisions on us is uncertain. In addition, the U.S., the E.U. and member states along with numerous other countries are currently engaged in establishing fundamental changes to tax laws affecting the taxation of multinational corporations including pursuant to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. The U.K. has already enacted significant measures in this regard. Further, the U.K.’s decision to leave the E.U. may result in changes to the interpretation and application of tax laws and regulations including changes to the interpretations of double tax treaties which could lead to significant changes in the U.K. tax burden of the Company. In addition, it may become more difficult for cash to be repatriated to U.K. companies without the application of withholding tax and the tax treatment of the interest on any intra-group loans may be impacted by these changes, both resulting in significant changes to the tax burden of the Company. Any such developments in the U.S. or in other countries could materially affect our tax burden and/or have a negative impact on our ability to compete in the global marketplace.
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
We may not qualify for benefits under the tax treaties entered into between the U.K. and other countries.
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
In accordance with Topic 740 “Income Taxes,” each quarter we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. This topic requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.
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
We are highly leveraged. As of December 29, 2018, the total principal amount of our debt was $3,027.1 million. Subject to the limits contained in the credit agreements that govern our senior secured credit facilities, the indenture that governs our notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 29, 2018, after taking into account our interest rate derivatives, $1,258.8 million (equivalent), or 41.6%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
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
If there is an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.
Repayment of our debt is dependent on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.
Our subsidiaries own all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to the obligors of our indebtedness, by dividend, debt repayment or otherwise.
Unless they are obligors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on such indebtedness or to make funds available to the notes issuers for that purpose. Our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each non-guarantor subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our non-guarantor subsidiaries. While limitations on our subsidiaries restrict their ability to pay dividends or make other intercompany payments to the obligors of our indebtedness, these limitations are subject to certain qualifications and exceptions.
In the event that the obligors of our indebtedness are unable to receive distributions from subsidiaries, they may be unable to make required principal and interest payments on our indebtedness.
Risks Related to the Ownership of our Ordinary Shares
Our Sponsor and its affiliates control us and their interests may conflict with ours or yours in the future.
Our Sponsor and its affiliates beneficially owned approximately 84.2% of our outstanding ordinary shares as of February 7, 2019. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by such Sponsor. Even when our Sponsor and its affiliates cease to own ordinary shares representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.

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
Our Sponsor controls a majority of the combined voting power of all classes of our shares entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•	are not required to have a compensation committee that is composed entirely of independent directors; and

•	are not required to have a nominating and corporate governance committee that is composed entirely of independent directors.
We intend to continue to utilize these exemptions. As a result, we currently do not have a majority of the directors on our board that have been affirmatively determined to be independent by our board. In addition, our compensation committee and nominating and governance committees are not comprised entirely of directors that have been affirmatively determined to be independent by our board. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our ordinary shares. Substantially all of our outstanding ordinary shares are available for resale in the public market. Registration of the sale of these ordinary shares would permit their sale into the market immediately. The market price of our ordinary shares could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our ordinary shares or other securities or to use our ordinary shares as consideration for acquisitions of other businesses, investments or other corporate purposes.

Pursuant to a registration rights agreement, we have granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. These shares represented approximately 84.2% of our outstanding ordinary shares as of February 7, 2019. These shares also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations.
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management and the experts named in this annual report.
There is doubt as to whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in the U.K. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the U.K. will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The U.S. and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.
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
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test”. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
If at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.
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
On completion of the IPO, as noted below, the new ordinary shares were issued to a nominee for The Depository Trust Company (“DTC”) and corresponding book-entry interests credited in the facilities of DTC. On the basis of current law, no charges to U.K. stamp duty or stamp duty reserve tax (“SDRT”) are expected to arise on the issue of the ordinary shares into DTC’s facilities or on transfers of book-entry interests in ordinary shares within DTC’s facilities and investors are strongly encouraged to hold ordinary shares in book-entry form through the facilities of DTC.
A transfer of title in the ordinary shares from within the DTC system to a purchaser out of DTC and any subsequent transfers that occur entirely outside the DTC system, will attract a charge to stamp duty at a rate of 0.5% of any consideration, which is payable by the transferee of the ordinary shares. Any such duty must be paid and the relevant transfer document, if any, stamped by HM Revenue & Customs (“HMRC”) before the transfer can be registered in our company books. However, if those ordinary shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have a presence in over 120 locations in 29 countries across the Americas, Europe, Asia and Australia. Our corporate operations center is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Colorado, Luxembourg, Shanghai, China and Singapore.
As of December 29, 2018, the carrying amount of our property, plant and equipment was $756.3 million of which $2.2 million related to assets held under capital leases. This compares to a carrying amount of our property, plant and equipment of $686.2 million as of December 30, 2017, of which $2.4 million related to assets held under capital leases.
Included in property, plant and equipment are land and buildings with a total carrying amount of $256.3 million as of December 29, 2018, compared with $213.4 million as of December 30, 2017, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, predominantly in North America. As of December 29, 2018, Gates owned 33 of these facilities, including 24 manufacturing or service centers.
Gates leases a further 101 locations. These leased locations included 40 manufacturing or service centers as of December 29, 2018. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares began trading publicly on the New York Stock Exchange (“NYSE”) under the symbol “GTES” on January 25, 2018. Prior to that time there was no public market for our ordinary shares. As of February 7, 2019, there were two holders of record of our ordinary shares. This stockholder figure does not include a substantially greater number of holders whose ordinary shares are held by these recordholders.
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
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, we did not pay any dividends on our shares.
Item 6. Selected Financial Data
Upon completion of the IPO of the Company’s shares in January 2018, the Company undertook certain reorganization transactions (the “Transactions”) such that Gates Industrial Corporation plc now owns indirectly all of the equity interests in Omaha Topco, an exempted limited company incorporated in the Cayman Islands with limited liability and has become the holding company of the Gates business. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded at the historical cost basis when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the Transactions.
The following table sets forth the selected historical consolidated financial information of Gates Industrial Corporation plc, which therefore reflects the historical consolidated financial information of Omaha Topco and the Predecessor to Omaha Topco, Pinafore Holdings B.V., for the periods and dates indicated. The balance sheet data as of December 29, 2018 and December 30, 2017 and the statement of operations and cash flow data for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 have been derived from the audited consolidated financial statements of Gates Industrial Corporation plc included elsewhere in this annual report. The balance sheet data as of January 2, 2016 and the statement of operations and cash flow data for Post-Acquisition Predecessor 2014 and Pre-Acquisition Predecessor 2014 have been derived from the audited consolidated financial statements of Omaha Topco that are not included in this annual report. The balance sheet data as of January 3, 2015 has been derived from the unaudited consolidated balance sheet of Omaha Topco that is not included in this annual report and has been prepared on the same basis as the audited consolidated financial statements.
You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included elsewhere in this annual report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report. See also “About this Annual Report—Financial Statement Presentation.”

(dollars in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Post- Acquisition Predecessor 2014	Pre- Acquisition Predecessor 2014
Statement of operations data:
Net sales	$3,347.6	$3,041.7	$2,747.0	$2,745.1	$1,445.1	$1,597.1
Net income (loss) from continuing operations	271.7	182.0	71.9	50.9	(86.9)	14.3
Loss (gain) on disposal of discontinued operations, net of tax	0.6	(0.7)	(12.4)	—	2.3	0.1
Loss from discontinued operations, net of tax benefit	—	—	—	—	—	47.9
Net income (loss)	271.1	182.7	84.3	50.9	(89.2)	(33.7)
Non-controlling interests	25.8	31.4	26.6	26.0	7.7	11.5
Net income (loss) attributable to shareholders	$245.3	$151.3	$57.7	$24.9	$(96.9)	$(45.2)
Basic earnings per share data
Earnings (loss) per share from continuing operations	$0.86	$0.62	$0.18	$0.10	$(0.39)
Earnings (loss) per share from discontinued operations	—	—	0.05	—	(0.01)
Net income (loss) per share	$0.86	$0.62	$0.23	$0.10	$(0.40)
Diluted earnings per share data
Earnings (loss) per share from continuing operations	$0.84	$0.60	$0.18	$0.10	$(0.39)
Earnings (loss) per share from discontinued operations	—	—	0.05	—	(0.01)
Net income (loss) per share	$0.84	$0.60	$0.23	$0.10	$(0.40)

(dollars in millions)	As of December 29, 2018	As of December 30, 2017	As of December 31, 2016	As of January 2, 2016	As of January 3, 2015
Balance sheet data:
Total assets	$6,722.6	$6,853.7	$6,383.3	$6,565.6	$7,143.5
Debt, long term and current portion	$3,005.0	$3,955.7	$3,836.9	$3,907.3	$4,002.3
Item 7. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.

Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to first-fit manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
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
During the year ended December 29, 2018, sales into replacement channels accounted for approximately 62% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the year ended December 29, 2018, sales into first-fit channels accounted for approximately 38% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 8% of our total net sales for the year ended December 29, 2018, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

Results for the year ended December 29, 2018 compared with the results for the year ended December 30, 2017
Summary Gates Performance

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Net sales	$3,347.6	$3,041.7
Cost of sales	2,017.0	1,823.7
Gross profit	1,330.6	1,218.0
Selling, general and administrative expenses	805.8	777.1
Transaction-related expenses	6.7	18.1
Impairment of intangibles and other assets	0.6	2.8
Restructuring expenses	6.4	17.4
Other operating expenses (income)	14.3	(0.3)
Operating income from continuing operations	496.8	402.9
Interest expense	175.9	234.6
Other expenses	17.4	58.8
Income from continuing operations before taxes	303.5	109.5
Income tax expense (benefit)	31.8	(72.5)
Net income from continuing operations	$271.7	$182.0

Adjusted EBITDA(1)	$755.8	$669.1
Adjusted EBITDA margin (%)	22.6%	22.0%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the year ended December 29, 2018 were $3,347.6 million, up by 10.1%, or $305.9 million, compared with net sales during the prior year of $3,041.7 million. Our net sales for the year ended December 29, 2018 were positively impacted by movements in average currency exchange rates of $18.9 million compared with the prior year, due principally to the strengthening of the euro ($30.9 million) against the U.S. dollar, offset partially by the weakening of the Brazilian Real ($11.0 million). In addition, the acquisitions of Techflow Flexibles and Atlas Hydraulics in the second half of 2017, and the acquisition of Rapro in April 2018, contributed $107.2 million to our net sales for the year ended December 29, 2018. Excluding these acquisition and foreign currency exchange impacts, core sales increased by $179.8 million, or 5.9%, during the year ended December 29, 2018 compared with the prior year. This increase was due in roughly equal measures to higher volumes and favorable pricing in response to both foreign currency fluctuations as well as raw material inflation.
Core sales in our Power Transmission and Fluid Power businesses grew by 3.6% and 10.5%, respectively, for the year ended December 29, 2018. This growth was driven primarily by industrial end markets, which performed well across all regions. During the year ended December 29, 2018, sales to industrial first-fit and industrial replacement customers grew on a core basis by 12.9% and 7.1%, respectively. North America was the primary contributor to this industrial growth, with 12.8% core growth in sales to our industrial first-fit customers and core growth of $50.1 million in sales to industrial customers in total. Our construction and agriculture end markets increased by 16.1% and 14.8%, respectively, growing on a core basis across most of our commercial regions, particularly in emerging markets. Sales to the general industrial end market grew by 7.4%, contributing a further $44.0 million to our core growth. Sales to automotive replacement customers grew on a core basis by 6.8% globally, driven by solid North American and European demand and strong contributions from our well-established businesses in emerging markets, particularly China and South America. Our overall growth was offset partially by a contraction in sales to automotive first-fit customers, our smallest channel, where growth was relatively flat across most regions in dollar terms, but sales to Power Transmission customers in EMEA decreased by $23.5 million compared with the prior year, driven primarily by declining vehicle production and related concerns around future emissions regulations.

Cost of sales
Cost of sales for the year ended December 29, 2018 was $2,017.0 million, an increase of 10.6%, or $193.3 million, compared with $1,823.7 million for the prior year. The increase was driven primarily by the acquisition of businesses, which contributed $82.1 million to the increase from the prior year, and the impacts from higher volumes of $55.1 million. Other contributing factors included unfavorable movements in average currency exchange rates of $12.2 million and a combination of wage and material inflation of $28.6 million.
Gross profit
Gross profit for the year ended December 29, 2018 was $1,330.6 million, up 9.2% from $1,218.0 million for the prior year, driven primarily by the volume growth in net sales described above. The benefit of $25.1 million from our recent business acquisitions was offset by wage and material inflation of $28.6 million.
Our gross profit margin dropped by 30 basis points to 39.7% for the year ended December 29, 2018, down from 40.0% for the prior year. The recent acquisitions had a 60 basis point dilutive impact on the gross margin for the year ended December 29, 2018. This decrease was offset partially by the benefit from higher volumes on a partially fixed cost base and benefits from procurement initiatives. Inflationary pressures eroded a further 90 basis points of our gross profit margin, and we incurred approximately $6 million of start-up costs in relation to our new facilities that have recently come online as well as other footprint optimization actions. These negative impacts were more than offset by the benefit from favorable pricing in response to both foreign currency fluctuations as well as raw material inflation.
Selling, general and administrative expenses
SG&A expenses for the year ended December 29, 2018 were $805.8 million compared with $777.1 million for the prior year. This increase of $28.7 million was driven primarily by an $11.6 million increase related to the recent business acquisitions and a $10.5 million increase in outbound freight costs, including costs of expediting shipments to meet Fluid Power demand due to capacity constraints. The remainder of the increase related to new expenses associated with operating in a public company environment, product line and customer service investments, and volume-related increases in variable costs, offset partially by savings related to labor and benefits.
Transaction-related expenses
Transaction-related expenses for the year ended December 29, 2018 were $6.7 million compared with $18.1 million for the prior year. Expenses for the year ended December 29, 2018 included $4.7 million related to our IPO, with the remainder of the transaction-related expenses for the year related primarily to the recent business acquisitions. The transaction-related expenses incurred in the prior year included $4.8 million of costs related to our IPO and a further $6.6 million related to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone on acquiring Gates in July 2014. The debt refinancings completed in April 2017 and November 2017 cost a further $2.0 million in professional fees. The remainder of the expenses incurred during the prior year related primarily to acquisition activities, primarily the acquisitions of Techflow Flexibles and Atlas Hydraulics.
Restructuring expenses
Restructuring expenses of $7.3 million, of which $0.9 million was recognized in cost of sales, were recognized during the year ended December 29, 2018, predominantly in the second and fourth quarters of 2018, relating to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business. Restructuring expenses of $17.4 million were recognized during the prior year, including $13.6 million in relation to severance costs, primarily in Europe and the U.S. associated with organizational rationalizations.

Interest expense
Interest expense for the year ended December 29, 2018 was $175.9 million compared with $234.6 million for the prior year. Our interest expense was as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Debt:
Dollar Term Loan	$86.7	$96.9
Euro Term Loan	22.8	22.0
Dollar Senior Notes	36.6	69.2
Euro Senior Notes	1.2	15.7
Other loans	—	0.1
	147.3	203.9
Amortization of deferred issuance costs	25.6	27.9
Other interest expense	3.0	2.8
	$175.9	$234.6
Details of our long-term debt are presented in note 15 to the consolidated financial statements included elsewhere in this report.
Interest expense for the year ended December 29, 2018 decreased when compared with the prior year due primarily to the interest saving from the debt repayment in the first quarter of 2018, which we expect to benefit our future interest expense by approximately $54 million per year compared with 2017. Interest expense for the current year benefited further from margin reductions negotiated in 2017. Partially offsetting these benefits in the year ended December 29, 2018, was the acceleration of $15.4 million of deferred issuance cost amortization as a consequence of the debt payments made during the first quarter of 2018. A similar impact of $14.2 million was recognized in the prior year in relation to the debt payments made in April 2017.
Other expenses
Our other expenses were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Interest income on bank deposits	$(3.7)	$(4.6)
Foreign currency (gain) loss on net debt and hedging instruments	(8.7)	57.4
Premiums paid on debt redemptions	27.0	—
Net adjustments related to post-retirement benefits	3.1	2.5
Other	(0.3)	3.5
	$17.4	$58.8
Other expenses for the year ended December 29, 2018 was $17.4 million, which decreased from $58.8 million in the prior year. This decrease was driven primarily by net foreign currency gains of $8.7 million on net debt and hedging instruments for the year ended December 29, 2018, compared with net losses of $57.4 million in the prior year. Underlying this change was the fact that transactional foreign exchange movements on the unhedged portion of our euro-denominated debt are now being substantially offset by similar movements on euro-denominated intercompany loans. Also included in the gain for the year ended December 29, 2018 was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes. Partially offsetting these decreases in other expenses was the payment of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018.

Income tax expense
For the year ended December 29, 2018, we had an income tax expense of $31.8 million on pre-tax income of $303.5 million, which resulted in an effective tax rate of 10.5% compared with an income tax benefit of $72.5 million on pre-tax income of $109.5 million, which resulted in an effective tax rate of (66.2)% for the year ended December 30, 2017. The change in the effective tax rate for the year ended December 29, 2018 as compared to the year ended December 30, 2017, is primarily the result of the $118.2 million tax benefit related to the impacts of the Tax Cuts and Jobs Act in the previous year. In addition, our effective tax rate for the year ended December 29, 2018 was beneficially impacted by manufacturing incentives, company owned life insurance, release of unrecognized tax benefits, and tax on international operations including the effects of state tax, totaling $33.0 million. These reductions in our effective tax rate were partially offset by changes in valuation allowances of $8.8 million.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 29, 2018 was $755.8 million, an increase of 13.0% or $86.7 million, compared with Adjusted EBITDA of $669.1 million for the prior year. Adjusted EBITDA margin was 22.6% for the year ended December 29, 2018, a 60 basis point increase from the prior year margin of 22.0%. The increase in Adjusted EBITDA was driven primarily by higher sales of $305.9 million, which resulted in additional gross profit of $112.6 million as described above, $25.1 million of which related to our recent business acquisitions. Partially offsetting this increase were higher SG&A expenses, as described above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (62.7% of Gates’ net sales for the year ended December 29, 2018)

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	Year over year change (%)
Net sales	$2,098.8	$2,009.4	4.5%
Adjusted EBITDA	$492.2	$458.1	7.4%
Adjusted EBITDA margin (%)	23.5%	22.8%
Net sales in Power Transmission for the year ended December 29, 2018 were $2,098.8 million, an increase of 4.5%, or $89.4 million, when compared with the prior year net sales of $2,009.4 million. Excluding the positive impact of movements in average currency exchange rates of $17.8 million, core sales increased by 3.6%, or $71.6 million, compared with the prior year. The majority of this increase was due to higher sales volumes of $44.7 million and remainder due to pricing actions in response to foreign currency fluctuations and raw material inflation.
Power Transmission's core growth was driven by sales to automotive replacement customers, which grew by 8.9% during the year ended December 29, 2018 compared with the prior year, due primarily to strong demand in North America, Europe and China. Sales to industrial customers grew by 4.0% during the year ended December 29, 2018 compared with the prior year, offsetting some softness in sales to automotive first-fit customers, particularly in Europe. Industrial sales to the construction and industrial transportation end markets were particularly strong, with core growth of 13.1% and 8.5%, respectively, for the year ended December 29, 2018, compared with the prior year. On a regional basis, in addition to the strength in North America and EMEA, we saw solid growth in emerging markets during the year ended December 29, 2018, but this was offset partially by weaker demand in the fourth quarter, particularly in China.
Our Power Transmission Adjusted EBITDA for the year ended December 29, 2018 was $492.2 million, an increase of 7.4% or $34.1 million, compared with the prior year Adjusted EBITDA of $458.1 million. Movements in average currency exchange rates drove $7.2 million of this increase. Excluding this impact, the increase in Adjusted EBITDA was driven primarily by higher core sales of $71.6 million, which was the primary driver of a $43.0 million increase in gross profit. SG&A expenses increased by $10.4 million, related primarily to higher outbound freight resulting from capacity constraints, particularly in North America. Adjusted EBITDA margin for the year ended December 29, 2018 was 23.5%, a 70 basis point improvement over the prior year Adjusted EBITDA margin of 22.8%, driven primarily by the benefits of inflation-mitigating pricing actions.

Fluid Power (37.3% of Gates’ net sales for the year ended December 29, 2018)

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	Year over year change (%)
Net sales	$1248.8	$1032.3	21.0%
Adjusted EBITDA	$263.6	$211.0	24.9%
Adjusted EBITDA margin (%)	21.1%	20.4%
Net sales in Fluid Power for the year ended December 29, 2018 were $1,248.8 million, an increase of 21.0%, or $216.5 million, compared with net sales during the prior year of $1,032.3 million. Excluding the positive impact of movements in average currency exchange rates of $1.1 million and the benefit of $107.2 million from the recent business acquisitions, core sales increased by 10.5%, or $108.2 million, compared with the prior year. This increase was due in approximately equal parts to higher volumes and pricing actions taken in response to foreign currency fluctuations and raw material inflation.
Core sales growth for the year ended December 29, 2018 was driven almost exclusively by sales to industrial customers, particularly in the construction and general industrial end markets. We continued to see strong demand for hydraulics products, particularly in mobile industrial applications. Fluid Power had core growth across all of its commercial regions for the year ended December 29, 2018, with strong growth continuing in the emerging markets.
 Adjusted EBITDA for the year ended December 29, 2018 was $263.6 million, an increase of 24.9%, or $52.6 million, compared to the prior year Adjusted EBITDA of $211.0 million. Recent business acquisitions contributed $16.4 million of this increase. The remainder of the increase was driven by the benefit from higher volumes and pricing actions ($77.7 million in total), offset partially by $33.8 million of higher operational costs, primarily material and wage inflation but also including start-up costs related to our new facilities. In addition, SG&A expenses were $5.7 million higher, driven primarily by higher freight costs associated with expediting shipments to meet demand due to constrained capacity. As a result of the above, our Adjusted EBITDA margin increased by 70 basis points compared with the prior year.

Results for the year ended December 30, 2017 compared with the results for the year ended December 31, 2016
Summary Gates Performance

	For the year ended
(dollars in millions)	December 30, 2017	December 31, 2016
Net sales	$3,041.7	$2,747.0
Cost of sales	1,823.7	1,686.2
Gross profit	1,218.0	1,060.8
Selling, general and administrative expenses	777.1	737.7
Transaction-related expenses	18.1	0.4
Impairment of intangibles and other assets	2.8	3.2
Restructuring expenses	17.4	11.4
Other operating (income) expenses	(0.3)	2.8
Operating income from continuing operations	402.9	305.3
Interest expense	234.6	216.3
Other expenses (income)	58.8	(4.0)
Income from continuing operations before taxes	109.5	93.0
Income tax (benefit) expense	(72.5)	21.1
Net income from continuing operations	$182.0	$71.9

Adjusted EBITDA(1)	$669.1	$594.9
Adjusted EBITDA margin (%)	22.0%	21.7%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the year ended December 30, 2017 were $3,041.7 million, up by 10.7%, or $294.7 million, compared with net sales during the prior year of $2,747.0 million. Our net sales for the year ended December 30, 2017 were positively impacted by movements in average currency exchange rates of $13.4 million compared with the prior year, due principally to the strengthening of the Euro against the U.S. dollar. In addition, the acquisitions of Techflow Flexibles and Atlas Hydraulics during the year ended December 30, 2017 together contributed a further $33.4 million to the increase in net sales compared with the prior year. Techflow Flexibles is based in the U.K. and specializes in high-pressure flexible hoses and Atlas Hydraulics is a North American fully-integrated product engineering, manufacturing, and commercial business headquartered in Ontario, Canada.
Core sales growth, which both excludes the impact of exchange rate movements and the first year of sales from acquired businesses, was 9.0% or $246.7 million. Core growth was driven primarily by higher sales volumes of $232.9 million.
Sales in our Power Transmission and Fluid Power businesses grew on a core basis by 7.3% and 12.5%, respectively, reflecting $136.4 million and $110.3 million, respectively, in dollar terms. Core growth in the Power Transmission business was driven primarily by the continued recovery in industrial end markets, particularly in Asia, which grew by 20.4%. Core growth in our Fluid Power business was driven by strong volume growth in the infrastructure and agriculture end markets, which grew by 17.5% or $62.5 million on a core basis during the year ended December 30, 2017 compared with the prior year. The majority of this growth came from recovering industrial demand in North America and from China.
Cost of sales
Cost of sales for the year ended December 30, 2017 was $1,823.7 million, an increase of 8.2%, or $137.5 million, compared with $1,686.2 million for the prior year. The increase was driven primarily by higher volumes which accounted for $138.7 million of the year-over-year increase.

Gross profit
Gross profit for the year ended December 30, 2017 was $1,218.0 million, up 14.8% from $1,060.8 million during the prior year. Expressed as a percentage of sales, our gross profit margin increased to 40.0% during the year ended December 30, 2017 from 38.6% during the prior year. This 140 basis point improvement over the prior year was driven primarily by the benefit of increased volumes on our partially fixed cost base. During the year ended December 30, 2017, productivity improvements from the implementation of our Gates Operating System initiatives largely offset the impact of wage and raw material inflation compared with the prior year.
Selling, general and administrative expenses
SG&A expenses for the year ended December 30, 2017 were $777.1 million compared with $737.7 million for the prior year. This increase of $39.4 million was driven primarily by higher selling and distribution expenses of $28.5 million, which increased broadly in line with the higher net sales during the year ended December 30, 2017 and higher labor and benefits costs of $10.9 million as we continue to invest in our commercial function. These higher costs were partially offset by lower intangible asset amortization of $17.7 million compared with the prior year.
Transaction-related expenses
Transaction-related expenses for the year ended December 30, 2017 were $18.1 million compared with $0.4 million for the prior year. Expenses for the year ended December 30, 2017 included $4.8 million related to our IPO and a further $6.6 million related to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone on acquiring Gates in July 2014. The debt refinancings completed in April 2017 and November 2017 cost a further $2.0 million in professional fees. The remainder of the costs incurred during the year ended December 30, 2017 related primarily to acquisition activities, primarily the acquisitions of Techflow Flexibles and Atlas Hydraulics.
Restructuring expenses
Restructuring expenses of $17.4 million were recognized during the year ended December 30, 2017, including $13.6 million in relation to severance costs, primarily in Europe and the U.S. associated with organizational rationalizations.
Restructuring expenses of $11.4 million were recognized during the prior year, including $7.3 million in relation to severance costs, largely in North America and Europe.
Interest expense
Interest expense for the year ended December 30, 2017 was $234.6 million compared with $216.3 million for the prior year. Our interest expense was as follows:

	For the year ended
(dollars in millions)	December 30, 2017	December 31, 2016
Debt:
Dollar Term Loan	$96.9	$110.2
Euro Term Loan	22.0	9.3
Dollar Senior Notes	69.2	62.0
Euro Senior Notes	15.7	14.5
Other loans	0.1	—
	203.9	196.0
Amortization of deferred issuance costs	27.9	17.6
Other interest expense	2.8	2.7
	$234.6	$216.3
Details of our long-term debt are presented in note 15 to the consolidated financial statements included elsewhere in this report.

Interest expense for the year ended December 30, 2017 increased over the prior year due to the debt refinancing completed in April 2017 which caused a $14.2 million acceleration of deferred financing costs on the Dollar Term Loan due to the $650 million partial repayment of that tranche. This impact was offset partially by a lower interest charge incurred due to the partial Dollar Term Loan repayment on April 7, 2017. The interest on the Euro Term Loan increased from $9.3 million in the prior year to $22.0 million in the year ended December 30, 2017 as a result of the additional debt of €466.2 million drawn on April 7, 2017, offset partially by a reduction in the rate of interest on this facility. The interest associated with the dollar notes increased due to the additional $150 million of debt incurred on March 30, 2017 as part of the refinancing.
Other expenses
Our other expenses were as follows:

	For the year ended
(dollars in millions)	December 30, 2017	December 31, 2016
Interest income on bank deposits	$(4.6)	$(3.0)
Foreign currency loss (gain) on net debt and hedging instruments	57.4	(7.2)
Net adjustments related to post-retirement benefits	2.5	6.4
Other	3.5	(0.2)
	$58.8	$(4.0)
Other expense for the year ended December 30, 2017 was $58.8 million, which increased from $4.0 million of other income in the prior year driven primarily by the impacts of movements in currency exchange rates on unhedged net debt and derivative instruments. Included in unhedged debt as of December 30, 2017 is €388.1 million of the additional €466.2 million Euro Term Loan debt borrowing drawn in April 2017, which did not qualify for net investment hedging.
Income tax (benefit) expense
For the year ended December 30, 2017, we had income tax benefit of $72.5 million on pre-tax income of $109.5 million, resulting in an effective tax rate of (66.2%) compared with an income tax expense of $21.1 million on pre-tax income of $93.0 million, which resulted in an effective income tax rate of 22.7% for the prior year. The change in the effective tax rate for the year ended December 30, 2017 is primarily the result of the $118.2 million tax benefit related to the impacts of the Tax Cuts and Jobs Act enacted on December 22, 2017. In addition, our effective tax rate was further reduced by manufacturing incentives, company owned life insurance and the net impacts of state tax and deferred tax rate changes of $27.6 million. These reductions were offset partially by unrecognized tax benefits and tax on international operations of $23.8 million.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 30, 2017 was $669.1 million, an increase of 12.5% or $74.2 million, compared with Adjusted EBITDA of $594.9 million for the prior year. Adjusted EBITDA margin was 22.0% for the year ended December 30, 2017, a 30 basis point increase from the prior year margin of 21.7%. Excluding the businesses we acquired during the year ended December 30, 2017, this margin expansion would have been 50 basis points. The increase in Adjusted EBITDA was driven primarily by higher sales volumes of $86.8 million and productivity improvements in costs of sales of $25.7 million, partially offset by wage and raw material inflation of $24.7 million, and SG&A spend of $28.6 million.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”

Analysis by Operating Segment
Power Transmission (66.1% of Gates’ net sales for the year ended December 30, 2017)

	For the year ended
(dollars in millions)	December 30, 2017	December 31, 2016	Year over year change (%)
Net sales	$2,009.4	$1,862.1	7.9%
Adjusted EBITDA	$458.1	$408.5	12.1%
Adjusted EBITDA margin (%)	22.8%	21.9%
Net sales in Power Transmission for the year ended December 30, 2017 were $2,009.4 million, an increase of 7.9%, or $147.3 million, when compared with the prior year net sales of $1,862.1 million. Excluding the positive impact of movements in average currency exchange rates of $10.9 million, core sales increased by 7.3%, or $136.4 million, compared with the prior year. The increase was due primarily to higher sales volumes, which drove $128.3 million of the growth.
Just over half of the volume gains arose from sales to the industrial end markets, with sales to the general industrial end market being the largest driver. Growth in sales to this end market, which comprised 21.0% of Power Transmission sales for the year ended December 30, 2017, was 12.7% or $47.5 million, benefiting from the sustained industrial recovery, particularly in Asia. The remainder of the sales volume growth arose in the automotive end market, which grew by 5.8% compared with the prior year, driven primarily by the continued strong demand in China.
Our Power Transmission Adjusted EBITDA for the year ended December 30, 2017 was $458.1 million, an increase of 12.1% or $49.6 million, compared with the prior year Adjusted EBITDA of $408.5 million. The increase in Adjusted EBITDA was driven primarily by higher sales volumes of $41.9 million and productivity improvements of $18.7 million; offset partially by wage and raw material inflation of $18.5 million. Adjusted EBITDA margin for the year ended December 30, 2017 was 22.8%, a 90 basis point improvement over the prior year Adjusted EBITDA margin of 21.9%, due to the factors discussed above.
Fluid Power (33.9% of Gates’ net sales for the year ended December 30, 2017)

	For the year ended
(dollars in millions)	December 30, 2017	December 31, 2016	Year over year change (%)
Net sales	$1032.3	$884.9	16.7%
Adjusted EBITDA	$211.0	$186.4	13.2%
Adjusted EBITDA margin (%)	20.4%	21.1%
Net sales in Fluid Power for the year ended December 30, 2017 were $1,032.3 million, an increase of 16.7%, or $147.4 million, compared with net sales during the prior year of $884.9 million. Excluding the positive impact of movements in average currency exchange rates of $2.5 million and the benefit from the recent business acquisitions, core sales increased by 12.5%, or $110.3 million, compared with the prior year. This increase was due primarily to higher volumes.
Volumes grew across all of our end markets during the year ended December 30, 2017 compared with the prior year, with almost all of this increase arising from sales to the industrial end markets, which comprise the majority of our Fluid Power net sales, and in particular, the infrastructure and agriculture end markets, which comprised approximately 40% of Fluid Power’s net sales for the year ended December 30, 2017. Sales improved across all regions, but particularly in North America and China, which grew by $63.3 million and $21.9 million, respectively.
 Adjusted EBITDA for the year ended December 30, 2017 was $211.0 million, an increase of 13.2%, or $24.6 million, compared to the prior year Adjusted EBITDA of $186.4 million. The increase in Adjusted EBITDA was driven by higher sales volumes of $44.9 million, productivity improvements of $7.0 million; offset partially by wage and raw material inflation of $12.3 million and higher labor-related SG&A spend of $12.6 million, related primarily to investments in our commercial and research and development functions. The increase in SG&A spend was driven by a combination of higher selling and distribution costs related to the higher sales volumes and wage inflation. The Adjusted EBITDA margin was 20.4%, a 70 basis points decrease from the prior year margin of 21.1% due to the factors discussed above.

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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Management believes that the level of working capital as of December 29, 2018 is sufficient for Gates’ present requirements.
Cash Flow
Year ended December 29, 2018 compared with the year ended December 30, 2017
Cash provided by operations was $313.5 million during the year ended December 29, 2018 compared with cash provided by operations of $319.9 million during the prior year. Operating cash inflow before movements in operating assets and liabilities was $478.0 million during the year ended December 29, 2018 compared with $340.6 million during the prior year, an increase of $137.4 million which was due largely to the improved operational performance of Gates which flowed through to operating income. Movements in operating assets and liabilities during the year ended December 29, 2018 gave rise to a decrease of $164.5 million in cash compared with a decrease of $20.7 million in the prior year. This decrease, or further use of cash, was driven primarily by the build of working capital due to increased demand.
Net cash used in investing activities during the year ended December 29, 2018 was $243.6 million, compared with $227.0 million in the prior year. Capital expenditures increased by $71.6 million from $111.1 million in the year ended December 30, 2017 to $182.7 million in the year ended December 29, 2018, driven primarily by the expansion of one of our existing facilities and the finalization of two new facilities that have been built to expand production capacity in our Fluid Power segment. During the year ended December 29, 2018, we also purchased the Rapro business for $50.9 million, net of cash acquired; in the prior year we used $110.7 million to acquire Techflow Flexibles and Atlas Hydraulics.
Net cash used in financing activities was $198.9 million during the year ended December 29, 2018, compared with $75.3 million net cash used in financing activities in the prior year. This net outflow in the year ended December 29, 2018 related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. We paid a further $18.8 million in quarterly amortization payments under the term loans. The net cash outflow from financing activities in the prior year was driven by payments of long-term debt of $676.9 million and debt issuance costs paid of $18.8 million, offset by the receipt of proceeds of $644.7 million. These cash flows related almost entirely to the debt refinancing transactions completed in April 2017. In addition, dividend payments to non-controlling shareholders of certain majority-owned subsidiaries were $35.2 million during the year ended December 29, 2018, compared with $24.6 million in the prior year.

Year ended December 30, 2017 compared with the year ended December 31, 2016
Cash provided by operations was $319.9 million during the year ended December 30, 2017 compared with cash provided by operations of $376.7 million during the prior year. Operating cash inflow before movements in operating assets and liabilities was $340.6 million during the year ended December 30, 2017 compared with $279.9 million during the prior year, an increase of $60.7 million which was due largely to the improved operational performance of Gates which flowed through to operating income. Movements in operating assets and liabilities during the year ended December 30, 2017 gave rise to a decrease of $20.7 million in cash compared with an increase of $96.8 million in the prior year. This decrease, or further use of cash, was driven primarily by the build of inventory due to increased production, with a corresponding increase in trade payables being offset partially by a $24.6 million increase in trade receivable balances linked directly to our increased sales. In addition, in the year ended December 31, 2016, cash provided by operations included the receipt of a tax refund in the U.S. of $41.3 million related to returns filed in prior periods.
Net cash used in investing activities during the year ended December 30, 2017 was $227.0 million, compared with $67.9 million in the prior year. Capital expenditures increased by $43.0 million from $68.1 million in the year ended December 31, 2016 to $111.1 million in the year ended December 30, 2017, driven primarily by expenditures on our two new facilities that are being built to expand production capacity in our Fluid Power segment. During the year ended December 30, 2017, we also purchased the Techflow Flexibles and Atlas Hydraulics businesses for $110.7 million, net of cash acquired.
Net cash used in financing activities was $75.3 million during the year ended December 30, 2017, compared with $110.8 million net cash used in financing activities in the prior year. In both periods, the majority of the net cash outflows from financing activities related to net repayments of debt. Net cash used in financing activities was lower during the year ended December 30, 2017 compared with the prior year primarily because of an excess cash flow payment of $38.2 million to our term loan lenders made in the first quarter of 2016 that did not recur in 2017. In addition, dividend payments to non-controlling shareholders of certain majority-owned subsidiaries in the prior year were $14.3 million lower in the year ended December 30, 2017 compared with the prior year. Partially offsetting these year-over-year decreases in financing cash outflows was $18.8 million of financing costs incurred in the year ended December 30, 2017 in relation to the debt refinancings completed in April 2017 and November 2017.
Indebtedness
During the periods presented, our long-term debt in issue consisted principally of two term loans and two unsecured notes. Our long-term debt as of December 29, 2018 and December 30, 2017 was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 29, 2018	As of December 30, 2017	As of December 29, 2018	As of December 30, 2017
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,428.7	$2,467.8	$2,458.5	$2,515.0
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	575.7	1,487.5	568.0	1,472.5
Other debt	0.6	0.4	0.6	0.4
	$3,005.0	$3,955.7	$3,027.1	$3,987.9
Details of our long-term debt are presented in note 15 to our consolidated financial statements included elsewhere in this annual report.
During January 2018, upon completion of our initial public offering, the applicable margins on each of the term loans was reduced by a further 0.25%, as agreed as part of the refinancing completed in November 2017.
During the first quarter of 2018, we redeemed in full the outstanding €235.0 million of Euro Senior Notes and made partial redemptions of the Dollar Senior Notes. All of these prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded by the net proceeds from our initial public offering of approximately $799.1 million, with the remainder of the funds coming from excess cash on hand.

In addition, in connection with certain reorganization transactions, a wholly-owned U.S. subsidiary of Gates Global LLC, has entered into intercompany agreements pursuant to which it became the principal obligor under the Term Loans and Senior Notes for U.S. federal income tax purposes and agreed to make future payments due on these tranches of debt. As a result, interest on these debt tranches is U.S. source income.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of December 29, 2018, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 5.09% per annum. The Dollar Term Loan interest rate is reset on the last business day of each month. As of December 29, 2018, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the year ended December 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively. During the year ended December 30, 2017, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $19.3 million and $6.3 million, respectively.
Under the terms of the credit agreement, Gates is obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2018 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment was required to be made in 2019.
During the periods presented, foreign exchange gains (losses) were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Gain (loss) recognized in statement of operations	$43.6	$(60.2)
(Loss) gain recognized in OCI	(6.0)	(36.5)
Total gains (losses)	$37.6	$(96.7)
During the year ended December 29, 2018, the transactional foreign exchange gains recognized in the other expenses line in the statement of operations were substantially offset by foreign exchange losses on euro-denominated intercompany loans.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of December 29, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' euro investments.

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Loss recognized in statement of operations	$(4.2)	$—
Loss recognized in OCI	(5.0)	(36.8)
Total losses	$(9.2)	$(36.8)

Revolving Credit Facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. In addition, as part of this amendment, the facility size was increased from $125.0 million to $185.0 million.
As of both December 29, 2018 and December 30, 2017, there were no amounts outstanding under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of December 29, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of December 29, 2018 and December 30, 2017, there were no amounts outstanding under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $57.8 million and $58.0 million as of December 29, 2018 and December 30, 2017, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the year ended December 29, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our net sales and 63% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 29, 2018, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 78% of our total assets and approximately 66% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 61% of our total assets and approximately 22% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the year ended December 29, 2018, our net debt decreased by $809.7 million from $3,391.3 million as of December 30, 2017 to $2,581.6 million as of December 29, 2018. The primary driver of this decrease was the net cash proceeds of $799.1 million received from our initial public offering and cash provided by operating activities during the year ended December 29, 2018 of $313.5 million. Partially offsetting this decrease in net debt was capital expenditures of $182.7 million, the acquisition of Rapro for $50.9 million, the payment of the debt redemption premiums of $27.0 million and the payment of dividends of $35.2 million to non-controlling shareholders of our joint venture operations.
Movements in foreign currency had a favorable net impact of $16.0 million on net debt during the year ended December 29, 2018, the majority of the movement relating to the impact on our euro-denominated debt of the weakening of the euro against the U.S. dollar.
Borrowing Headroom
As of December 29, 2018, our asset-backed revolving credit facility had a borrowing base of $325.0 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $57.8 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $452.2 million, in addition to cash balances of $423.4 million.

Cash Balances
As of December 29, 2018, our total cash and cash equivalents were $423.4 million, compared with $564.4 million as of December 30, 2017.
Restricted cash was $1.2 million as of December 29, 2018, compared to $1.6 million as of December 30, 2017, primarily $1.0 million as of December 29, 2018 and $1.4 million as of December 30, 2017 was held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $130.3 million and $135.1 million as of December 29, 2018 and December 30, 2017, respectively.
Off-Balance Sheet Arrangements
We have not entered into any transaction, agreement or other contractual arrangement that is considered to be an off-balance sheet arrangement that is required to be disclosed other than operating lease commitments.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 29, 2018 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $81.9 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of operating leases and purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Bank overdrafts and debt:
—Principal	$3,027.1	$25.0	$50.1	$617.7	$2,334.3
—Interest payments(1)(2)	746.5	149.8	314.8	254.9	27.0
Derivative financial instruments(3)	105.2	18.4	46.3	40.5	—
Capital leases	2.0	0.3	0.7	0.7	0.3
Operating leases	178.0	25.0	39.5	27.0	86.5
Post-retirement benefits(4)	10.9	10.9	—	—	—
Indemnified tax liabilities	3.3	0.7	2.5	0.1	—
Purchase obligations(5)	54.6	35.5	13.3	5.8	—
Total	$4,127.6	$265.6	$467.2	$946.7	$2,448.1

(1)	Future interest payments include payments on fixed and floating rate debt.

(2)	Floating rate interest payments are estimated based on market interest rates and terms prevailing as of December 29, 2018.

(3)	Payments on foreign currency derivatives, interest rate caps and currency forwards are estimated based on market rates prevailing as of December 29, 2018.

(4)
Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2019. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.

(5)
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
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	the effect on cost of sales of fair value adjustments to the carrying amount of inventory acquired in business combinations;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expense;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with Topic 805 “Business Combinations,” in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented we excluded restructuring expense that reflects specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of our business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net income from continuing operations	$271.7	$182.0	$71.9
Income tax expense (benefit)	31.8	(72.5)	21.1
Net interest and other expenses	193.3	293.4	212.3
Depreciation and amortization	218.5	212.2	240.8
EBITDA	715.3	615.1	546.1
Transaction-related expenses(1)	6.7	18.1	0.4
Impairment of intangibles and other assets	0.6	2.8	3.2
Restructuring expenses	6.4	17.4	11.4
Share-based compensation	6.0	5.4	4.2
Sponsor fees (included in other operating expenses)	8.0	6.7	6.1
Impact of fair value adjustment on inventory (included in cost of sales)(2)	0.3	1.2	—
Inventory adjustments (included in cost of sales)(3)	1.2	2.0	21.7
Acquisition-related costs (included in cost of sales)	—	0.7	—
Benefit from sale of inventory impaired in a prior period(4)	—	—	(1.0)
Duplicate expenses incurred on facility relocation	5.2	—	—
Severance-related expenses (included in cost of sales)	1.7	—	—
Other adjustments (included in SG&A)	4.4	(0.3)	2.8
Adjusted EBITDA	$755.8	$669.1	$594.9

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

(3)
These adjustments include, in Fiscal 2018, an inventory impairment related to a restructuring activity in Malaysia and, in Fiscal 2017, the impairment of inventory in Singapore related to an earlier restructuring activity. During Fiscal 2016, Gates changed its accounting convention to expense maintenance, repair and operations assets below a nominal value threshold and also revised its methods for estimating the write down for excess or obsolete raw materials and work in progress. These changes, comprising $17.7 million of this line item, were made to bring consistency to our global inventory management.

(4)
This benefit relates to inventory sold during the second quarter of 2016 that had been previously impaired as part of a restructuring initiative. The initial impairment was excluded from Adjusted EBITDA when it was recognized in an earlier period. For consistency, the recovery in the value of the inventory through its sale has therefore also been excluded from Adjusted EBITDA, to the extent of the original impairment recognized on the inventory sold.

Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$3,347.6	$3,041.7	$2,747.0
Adjusted EBITDA	$755.8	$669.1	$594.9
Adjusted EBITDA margin (%)	22.6%	22.0%	21.7%

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

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 29, 2018	$2,098.8	$1,248.8	$3,347.6
Impact on net sales of movements in currency rates	(17.8)	(1.1)	(18.9)
Impact on net sales from recent acquisitions	—	(107.2)	(107.2)
Core revenue for the year ended December 29, 2018	2,081.0	1,140.5	3,221.5

Net sales for the year ended December 30, 2017	2,009.4	1,032.3	3,041.7
Increase in net sales on a core basis (core revenue)	$71.6	$108.2	$179.8

Core revenue growth (%)	3.6%	10.5%	5.9%

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 30, 2017	$2,009.4	$1,032.3	$3,041.7
Impact on net sales of movements in currency rates	(10.9)	(2.5)	(13.4)
Impact on net sales from recent acquisitions	—	(33.4)	(33.4)
Core revenue for the year ended December 30, 2017	1,998.5	996.4	2,994.9

Net sales for the year ended December 31, 2016	1,862.1	884.9	2,747.0
Increase in net sales on a core basis (core revenue)	$136.4	$111.5	$247.9

Core revenue growth (%)	7.3%	12.6%	9.0%
Net Debt
Management uses net debt, rather than the narrower measure of cash and cash equivalents and restricted cash which forms the basis for the consolidated statement of cash flows, as a measure of our liquidity and in assessing the strength of our balance sheet.
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
Net debt represents the net total of:

•	the carrying amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Debt	$3,005.0	$3,955.7
Cash and cash equivalents	423.4	564.4
Net debt	$2,581.6	$3,391.3

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this annual report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $12.1 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this annual report is a receivable of $11.8 million as of December 29, 2018 due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by certain of those indirect parent entities of Gates Global LLC of $1.1 million and $8.3 million as of December 29, 2018 and December 30, 2017, respectively.
Critical Accounting Estimates and Judgments
Details of our significant accounting policies are set out in note 2 to our audited consolidated financial statements included elsewhere in this annual report.
When applying our accounting policies, we must make assumptions, judgments and estimates concerning the future that affect reported amounts of assets, liabilities, revenue and expenses. We makes these assumptions, estimates and judgments based on factors such as historical experience, the observance of trends in the industries in which we operate and information available from our customers and other outside sources. Due to the inherent uncertainty involved in making assumptions, estimates and judgments, the actual outcomes could be different. The policies discussed below are considered by management to be more critical than other policies because their application involves a significant amount of estimation uncertainty that increases the risk of a material adjustment to the carrying amounts of our assets and liabilities.
Net Sales
We derive our net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world.
In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract.
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

Taxation
We are subject to income tax in most of the jurisdictions in which we operate. Management is required to exercise significant judgment in determining our provision for income taxes. Management’s judgment is required in relation to unrecognized tax benefits whereby additional current tax may become payable in the future following the audit by tax authorities of previously-filed tax returns. It is possible that the final outcome of these unrecognized tax benefits may differ from management’s estimates.
Management assesses unrecognized tax benefits based upon an evaluation of the facts, circumstances and information available at the balance sheet date. Provision is made for unrecognized tax benefits to the extent that the amounts previously taken or expected to be taken in tax returns exceeds the tax benefits that are recognized in the consolidated financial statements in respect of the tax positions. A tax benefit is recognized in the consolidated financial statements only if management considers that it is more likely than not that the tax position will be sustained on examination by the relevant tax authority solely on the technical merits of the position and is measured as the largest amount of tax benefit that will more likely than not be realized upon settlement assuming that the tax authority has full knowledge of all relevant information. Provisions for unrecognized tax benefits are reviewed regularly and are adjusted to reflect events such as the expiration of limitation periods for assessing tax, guidance given by the tax authorities and court decisions.
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
We have recorded valuation allowances against certain of our deferred tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. For the year ended December 29, 2018 we released a portion of our valuation allowance against our U.S. foreign tax credits, as a result of the indirect impacts of U.S. tax reform. The release resulted in a non-cash benefit to income tax expense of approximately $25 million. Additionally, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of our valuation allowances other than those released during the fourth quarter, will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of future earnings.
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
The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of forward currency swaps used to manage those profiles, were as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Cash and cash equivalents by currency:
—U.S. dollar	$170.8	$305.0
—Euro	45.0	51.1
—Chinese Yuan Renminbi	59.8	60.4
—Japanese Yen	35.6	33.6
—Other	112.2	114.3
	$423.4	$564.4
Principal amount of debt by currency:
—U.S. dollar	$2,014.4	$2,649.4
—Euro	1,012.7	1,338.5
	$3,027.1	$3,987.9
As described in note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2017 and Fiscal 2018 we had designated a portion of our Euro Term Loans, and, prior to their repayment in January 2018, €235.0 million of our Euro Notes, as well as a €254.5 million cross currency swap as hedges of a portion of our net investment in euro-denominated foreign operations. Changes in the value of these instruments resulting from fluctuations in the euro to U.S. dollar exchange rate are accordingly recorded as foreign currency translation adjustments within other comprehensive income.
Interest Rate Risk
Our prevailing market risk on interest rates is the potential fluctuation in interest costs and in the fair value of long-term debt resulting from movements in interest rates.

We use interest rate derivatives as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. The interest rate caps are designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. The following table summarizes the key terms of the active interest rate derivatives held by the Company:

	Notional principal amount ($ millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 29, 2018
Maturity date:
—June 2019	$1,000.0	—%	1.3%	1.8%	—%	3 month LIBOR
—June 2020	$200.0	—%	0.3%	0.8%	—%	3 month LIBOR
As of December 30, 2017
Maturity date:
—June 2019	$1,000.0	—%	1.3%	0.7%	—%	3 month LIBOR
—June 2020	$200.0	—%	0.3%	—%	—%	3 month LIBOR
The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 29, 2018				As of December 30, 2017
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$0.8	$0.8	$—	$—	$2.4	$2.4
Cash and cash equivalents	193.7	—	229.7	423.4	417.8	—	146.6	564.4
Restricted cash	—	—	1.2	1.2	—	—	1.6	1.6
	193.7	—	231.7	425.4	417.8	—	150.6	568.4
Financial liabilities:
Debt	(1,258.8)	(1,768.0)	(0.3)	(3,027.1)	(1,315.0)	(2,672.5)	(0.4)	(3,987.9)
Obligations under finance leases	—	(1.1)	—	(1.1)	—	(1.4)	—	(1.4)
	(1,258.8)	(1,769.1)	(0.3)	(3,028.2)	(1,315.0)	(2,673.9)	(0.4)	(3,989.3)
	$(1,065.1)	$(1,769.1)	$231.4	$(2,602.8)	$(897.2)	$(2,673.9)	$150.2	$(3,420.9)
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
We have established long-term credit ratings of B2 Stable with Moody’s and B+ Stable with Standard & Poor’s. Credit ratings are subject to regular review by the credit rating agencies and may change in response to economic and commercial developments.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 29, 2018, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 29, 2018. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 29, 2018.
We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in this annual report. This annual report does not include an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Ivo Jurek	/s/ David H. Naemura
Ivo Jurek	David H. Naemura
Chief Executive Officer	Chief Financial Officer
February 14, 2019	February 14, 2019
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2019 annual general meeting of shareholders (our “2019 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of December 29, 2018, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 29, 2018, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 29, 2018, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships And Related Person Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 29, 2018, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 29, 2018, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits

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

10.1	Shareholders Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.2	Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.3	Monitoring Fee Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.4	Support and Services Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.5
Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).

10.6
Amended and Restated Credit Agreement, dated as of January 24, 2018 (incorporated by reference from Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).

10.7
Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference from Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).

10.8
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

10.9
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

10.10
Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).

10.11
ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto (incorporated by reference from Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).

10.12
Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties (incorporated by reference from Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).

10.13
Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties (incorporated by reference from Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).

10.14
Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).

10.15	Gates Industrial Corporation plc 2014 Stock Incentive Plan.*†
10.16
Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek, David Naemura, Walter Lifsey, and Rasmani Bhattacharya).*†

10.17	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Roger Gaston).*†
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek).*†
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Roger Gaston).*†
10.20	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan.*†
10.21	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan.*†
10.22	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan.*†
10.23
Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018(File No. 001-38366)).†

10.24
Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, Filed on May 3, 2018 (File No. 001-38366)).†

10.25
Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018(File No. 001-38366)).†

10.26
Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018(File No. 001-38366)).†

10.27
Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee) (incorporated by reference from Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018(File No. 001-38366)).†

10.28
Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018(File No. 001-38366)).†

10.29
Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018 (incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2018 (File No. 001-38366)).†

10.30
Form of Director and Officer Deed of Indemnity (incorporated by reference from Exhibit 10.12 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310)).†

10.31	Form of Executive Severance Plan (incorporated by reference from Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).†
10.32	Form of Executive Change in Control Plan (incorporated by reference from Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, filed on December 27, 2017 (File No. 333-222310)).†
10.33
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

101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 29, 2018, December 30, 2017 and December 31, 2016 (ii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 (iii) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 (v) Consolidated Statements of Shareholders' Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, and (vi) Notes to the Consolidated Financial Statements.*

*    Filed herewith.
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

Date: February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(principal executive officer)

/s/ David H. Naemura	Chief Financial Officer
David H. Naemura	(principal financial officer)
and Gates' authorized representative in the United States

/s/ David M. Wisniewski	Chief Accounting Officer
David M. Wisniewski	(principal accounting officer)

/s/ David L. Calhoun	Director
David L. Calhoun

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Julia C. Kahr	Director
Julia C. Kahr

/s/ John Plant	Director
John Plant

/s/ Terry Klebe	Director
Terry Klebe

/s/ Karyn Ovelmen	Director
Karyn Ovelmen

/s/ James W. Ireland	Director
James W. Ireland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 14, 2019

We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$3,347.6	$3,041.7	$2,747.0
Cost of sales	2,017.0	1,823.7	1,686.2
Gross profit	1,330.6	1,218.0	1,060.8
Selling, general and administrative expenses	805.8	777.1	737.7
Transaction-related expenses	6.7	18.1	0.4
Impairment of intangibles and other assets	0.6	2.8	3.2
Restructuring expenses	6.4	17.4	11.4
Other operating expenses (income)	14.3	(0.3)	2.8
Operating income from continuing operations	496.8	402.9	305.3
Interest expense	175.9	234.6	216.3
Other expenses (income)	17.4	58.8	(4.0)
Income from continuing operations before taxes	303.5	109.5	93.0
Income tax expense (benefit)	31.8	(72.5)	21.1
Net income from continuing operations	271.7	182.0	71.9
Loss (gain) on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.6	(0.7)	(12.4)
Net income	271.1	182.7	84.3
Less: non-controlling interests	25.8	31.4	26.6
Net income attributable to shareholders	$245.3	$151.3	$57.7

Earnings per share
Basic
Earnings per share from continuing operations	$0.86	$0.62	$0.18
Earnings per share from discontinued operations	—	—	0.05
Earnings per share	$0.86	$0.62	$0.23

Diluted
Earnings per share from continuing operations	$0.84	$0.60	$0.18
Earnings per share from discontinued operations	—	—	0.05
Earnings per share	$0.84	$0.60	$0.23
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$271.1	$182.7	$84.3
Other comprehensive income (loss)
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax (expense) benefit, respectively, of ($1.2), $15.0, and ($5.6)	(134.9)	280.2	(196.3)
— Gain (loss) on net investment hedges, net of tax benefit, respectively, of $0, $0, and $0.3	9.8	(109.4)	33.7
Total foreign currency translation movements	(125.1)	170.8	(162.6)
Cash flow hedges (Interest rate derivatives):
— Loss arising in the period, net of tax expense, respectively, of $0, $0 and $0	(4.5)	(2.0)	(7.0)
—Reclassification to net income, net of tax benefit (expense), respectively, of $4.7, ($2.0) and ($1.3)	10.1	9.6	4.1
Total cash flow hedges movements	5.6	7.6	(2.9)
Available-for-sale investments:
—Net unrealized loss net of tax benefit, respectively, of $0, $0.1 and $0.1	—	(0.2)	(0.4)
—Reclassification to net income of gain on investments sold, net of tax expense, respectively, of $0, $0 and $0	—	—	(0.3)
Total available-for-sale investment movements	—	(0.2)	(0.7)
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit (expense), respectively, of $2.2, ($5.4) and $2.3	(5.3)	20.2	(6.4)
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1, $0 and $0.2	(0.5)	—	(0.3)
Total post-retirement benefit movements	(5.8)	20.2	(6.7)
Other comprehensive (loss) income	(125.3)	198.4	(172.9)
Comprehensive income (loss) for the period	$145.8	$381.1	$(88.6)

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$138.7	$319.1	$(110.7)
—(Loss) income arising from discontinued operations	(0.6)	0.7	12.4
	138.1	319.8	(98.3)
Comprehensive income attributable to non-controlling interests	7.7	61.3	9.7
	$145.8	$381.1	$(88.6)
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 29, 2018	As of December 30, 2017
Assets
Current assets
Cash and cash equivalents	$423.4	$564.4
Trade accounts receivable, net of allowances of $7.4 and $6.8	742.3	713.8
Inventories	537.6	457.1
Taxes receivable	7.2	14.1
Prepaid expenses and other assets	104.1	76.8
Total current assets	1,814.6	1,826.2
Non-current assets
Property, plant and equipment, net	756.3	686.2
Goodwill	2,045.9	2,085.5
Pension surplus	52.6	57.7
Intangible assets, net	1,990.6	2,126.8
Taxes receivable	27.9	32.7
Other non-current assets	34.7	38.6
Total assets	$6,722.6	$6,853.7
Liabilities and equity
Current liabilities
Debt, current portion	$51.6	$66.4
Trade accounts payable	424.0	392.0
Taxes payable	19.2	29.0
Accrued expenses and other current liabilities	184.2	210.4
Total current liabilities	679.0	697.8
Non-current liabilities
Debt, less current portion	2,953.4	3,889.3
Post-retirement benefit obligations	155.9	157.1
Taxes payable	81.9	100.6
Deferred income taxes	439.5	517.1
Other non-current liabilities	79.2	63.4
Total liabilities	4,388.9	5,425.3
Commitments and contingencies (note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 289,847,574 (December 30, 2017: authorized shares: 3,000,000,000; outstanding shares: 245,474,605)	2.9	2.5
—Additional paid-in capital	2,416.9	1,622.6
—Accumulated other comprehensive loss	(854.3)	(747.4)
—Retained earnings	381.9	136.9
Total shareholders’ equity	1,947.4	1,014.6
Non-controlling interests	386.3	413.8
Total equity	2,333.7	1,428.4
Total liabilities and equity	$6,722.6	$6,853.7
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities
Net income	$271.1	$182.7	$84.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	218.5	212.2	240.8
Non-cash currency transaction (gain) loss on net debt and hedging instruments	(45.5)	57.4	3.1
Premium paid on redemption of long-term debt	27.0	—	—
Other net non-cash financing costs	65.6	47.6	13.7
Share-based compensation expense	6.0	5.4	4.2
Decrease in post-employment benefit obligations, net	(4.6)	(7.4)	(5.8)
Deferred income taxes	(64.9)	(162.8)	(54.3)
Impairments of intangibles and other assets	0.6	4.8	3.2
Loss (gain) on disposal of businesses	0.6	(0.9)	(10.1)
Other operating activities	3.6	1.6	0.8
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(49.6)	(24.6)	(44.8)
—(Increase) decrease in inventories	(96.1)	(45.4)	39.5
—Increase in accounts payable	42.1	49.9	50.2
—(Increase) decrease in prepaid expenses and other assets	(27.5)	2.3	(2.1)
—(Decrease) increase in taxes payable	(15.3)	6.5	35.0
—(Decrease) increase in other liabilities	(18.1)	(9.4)	19.0
Net cash provided by operations	313.5	319.9	376.7
Cash flows from investing activities
Purchases of property, plant and equipment	(166.1)	(101.1)	(59.0)
Purchases of intangible assets	(16.6)	(10.0)	(9.1)
Net cash paid under corporate-owned life insurance policies	(7.4)	(6.4)	(5.1)
Proceeds from the sale of property, plant and equipment	1.3	2.3	5.2
Purchase of businesses, net of cash acquired	(50.9)	(110.7)	—
Other investing activities	(3.9)	(1.1)	0.1
Net cash used in investing activities	(243.6)	(227.0)	(67.9)
Cash flows from financing activities
Issue of shares, net of underwriting costs	799.7	0.6	1.1
Other offering costs	(8.6)	(2.3)	—
Repurchase of shares	—	(1.6)	(2.0)
Proceeds from long-term debt	—	644.7	0.1
Payments of long-term debt	(933.5)	(676.9)	(67.3)
Premium paid on redemption of long-term debt	(27.0)	—	—
Debt issuance costs paid	—	(18.8)	—
Dividends paid to non-controlling interests	(35.2)	(24.6)	(38.9)
Other financing activities	5.7	3.6	(3.8)
Net cash used in financing activities	(198.9)	(75.3)	(110.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12.4)	19.6	(9.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(141.4)	37.2	188.6
Cash and cash equivalents and restricted cash at the beginning of the period	566.0	528.8	340.2
Cash and cash equivalents and restricted cash at the end of the period	$424.6	$566.0	$528.8
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$157.9	$198.0	$198.8
Income taxes paid, net	$114.0	$84.8	$41.7
Accrued capital expenditures	$1.0	$1.7	$3.9
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 2, 2016	$2.5	$1,615.7	$(759.9)	$(72.0)	$786.3	$406.3	$1,192.6
Net income	—	—	—	57.7	57.7	26.6	84.3
Other comprehensive loss, net	—	—	(156.0)	—	(156.0)	(16.9)	(172.9)
Total comprehensive (loss) income	—	—	(156.0)	57.7	(98.3)	9.7	(88.6)
Other changes in equity:
—Issuance of shares	—	1.1	—	—	1.1	—	1.1
—Repurchase of shares	—	(2.0)	—	—	(2.0)	—	(2.0)
—Share-based compensation	—	4.2	—	—	4.2	—	4.2
—Dividends paid to non-controlling interests	—	—	—	—	—	(38.9)	(38.9)
As of December 31, 2016	2.5	1,619.0	(915.9)	(14.3)	691.3	377.1	1,068.4
Net income	—	—	—	151.3	151.3	31.4	182.7
Other comprehensive income, net	—	—	168.5	—	168.5	29.9	198.4
Total comprehensive income	—	—	168.5	151.3	319.8	61.3	381.1
Other changes in equity:
—Issuance of shares	—	0.6	—	—	0.6	—	0.6
—Repurchase of shares	—	(1.5)	—	(0.1)	(1.6)	—	(1.6)
—Share-based compensation	—	4.5	—	—	4.5	—	4.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(24.6)	(24.6)
As of December 30, 2017	2.5	1,622.6	(747.4)	136.9	1,014.6	413.8	1,428.4
Net income	—	—	—	245.3	245.3	25.8	271.1
Other comprehensive loss, net	—	—	(106.9)	(0.3)	(107.2)	(18.1)	(125.3)
Total comprehensive (loss) income	—	—	(106.9)	245.0	138.1	7.7	145.8
Other changes in equity:
—Issuance of shares	0.4	841.3	—	—	841.7	—	841.7
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
—Share-based compensation	—	6.0	—	—	6.0	—	6.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(35.2)	(35.2)
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Consolidated Financial Statements
1. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Following the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc now owns indirectly all of the equity interests in Omaha Topco, which is incorporated in the Cayman Islands, and has become the holding company of the Gates business. The previous owners of Omaha Topco were The Blackstone Group L.P. (“Blackstone” or our “Sponsor”), various investment funds managed by Blackstone, and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these consolidated financial statements have been retrospectively adjusted to reflect the effect of the split. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded at the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information reflects that of Omaha Topco.
In these consolidated financial statements and related notes, all references to the “Gates”, “we”, “us”, “our” refer, unless the context requires otherwise, to the Company and its subsidiaries.
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Gates is comprised of two operating segments: Power Transmission and Fluid Power.
2. Significant accounting policies
A. Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated.
The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior period, except for the adoption of the following new Accounting Standard Updates (each, an “ASU”) at the beginning of our 2018 fiscal year:

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
We adopted the requirements of Topic 606 as of December 31, 2017, the first day of our 2018 fiscal year, utilizing the modified retrospective method of transition. We have therefore not made any changes to the comparative information which continues to be reported under the prior guidance of Topic 605. As part of the implementation process, we comprehensively reviewed our relationships with our customers and analyzed a number of areas of potential change under Topic 606, including the treatment and calculation of warranty expenses, rebates, branded products, and consignment sales. Management concluded that the impact of Topic 606 on each of these areas on the Company's financial statements was not significant for any of the periods presented. No significant changes in net sales or other items in the consolidated financial statements have therefore been made for the year ended December 29, 2018 in relation to the adoption of Topic 606.
Gates derives its net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Our products are sold in more than 120 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia and India. We have a long-standing presence in each of these regions, including our emerging markets, which include China, Southeast Asia, Eastern Europe and South America. We sell to a large variety of customers in many sectors of the industrial and consumer markets, with no significant exposure to any one customer or market.
In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract.
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
In accordance with the transition requirements of these ASUs, the presentation changes to the consolidated statement of cash flows have been made retrospectively with comparative information restated accordingly. This resulted in the reclassification of a net cash outflow of $6.4 million and $5.1 million for the years ended December 30, 2017 and December 31, 2016, respectively, related to the payment of premiums paid under our corporate-owned life insurance policies from cash flow from operating activities to cash flows from investing activities. For the year ended December 29, 2018, $7.4 million is presented as a net investing cash outflow.
In addition, cash and cash equivalents for the purposes of the consolidated statement of cash flows now includes restricted cash of $1.2 million as of December 29, 2018, and $1.6 million as of both December 30, 2017, and December 31, 2016. Previously, changes in restricted cash were presented as net cash flows from investing activities.

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
Following adoption of this ASU, we continue to present the service cost component of our net periodic pension and other post-retirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components are now included in the other expenses line, outside of operating income from continuing operations. In accordance with the transition requirements of this ASU, these presentation changes to the statement of operations have been reflected retrospectively. We have adopted the practical expedient of using the amounts disclosed in our historical financial statements as the estimation basis for applying these retrospective presentation requirements. Please refer to note 17 for the components of the net periodic pension and other post-retirement costs that are now reported outside of operating income from continuing operations instead of within cost of sales or selling, general and administrative expenses.

•	ASU 2017-12 “Derivatives and Hedging” (Topic 815): Targeted Improvements to Accounting for Hedging Activities

•	ASU 2018-16 “Derivatives and Hedging” (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
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
The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early application is permitted in any interim period after issuance of ASU 2017-12. An entity should apply a cumulative effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income and retained earnings as of the beginning of the fiscal year that the entity adopts. The amended presentation and disclosure guidance is required only prospectively.
Following an assessment of its impact, we early adopted this ASU during the third quarter of 2018. On adoption, there was no cumulative effect adjustment on retained earnings.
The following ASUs that were also adopted on the first day of the 2018 fiscal year did not have, and we believe will not have, a significant impact on our results of operations, financial position or disclosures:

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
This ASU provides technical corrections and clarifications on various items included in ASU 2016-01, which we have adopted as of the beginning of the 2018 fiscal year. Consistent with our adoption of ASU 2016-01, none of these technical corrections or clarifications had an impact on Gates.
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 29, 2018 and December 30, 2017 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended December 29, 2018 (“Fiscal 2018”), December 30, 2017 (“Fiscal 2017”) and December 31, 2016 (“Fiscal 2016”).
C. Basis of consolidation
The consolidated financial statements include the results of operations, cash flows and assets and liabilities of Gates and its majority-owned subsidiaries, and our share of the results of our equity method investees.
We consolidate entities in which we have a controlling interest or when we are considered the primary beneficiary of a variable interest entity. The consolidated financial statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the non-controlling parties’ ownership interest is presented as a non-controlling interest. Intercompany transactions and balances, and any unrealized profits or losses arising from intercompany transactions, are eliminated on consolidation.

D. Foreign currency transactions and translation
Transactions denominated in currencies other than the entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction loss included in operating income from continuing operations during Fiscal 2018 was $4.0 million, compared with a loss of $7.6 million in Fiscal 2017 and a gain of $3.3 million in Fiscal 2016. We also recognized net financing-related foreign currency transaction gains within other (expense) income of $8.7 million during Fiscal 2018, compared with a loss of $57.4 million in Fiscal 2017 and a loss of $1.9 million in Fiscal 2016.
On consolidation, the results of operations of entities whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the weighted average exchange rate for the period and their assets and liabilities are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Currency translation differences are recognized within other comprehensive income (“OCI”) as a separate component of accumulated OCI. In the event that a foreign operation is sold, or substantially liquidated, the cumulative currency translation differences that are attributable to the operation are reclassified to net income.
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
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model under Topic 606 to all contracts. The five steps are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation.
In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract.
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

F. Selling, general and administrative expenses
Shipping and handling costs
Costs of outbound shipping and handling are included in selling, general and administrative expenses. During Fiscal 2018, we recognized shipping and handling costs of $159.9 million, compared with $147.0 million in Fiscal 2017 and $132.8 million in Fiscal 2016.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $71.4 million in Fiscal 2018, compared with $68.6 million in Fiscal 2017 and $68.5 million in Fiscal 2016. These costs related primarily to product development and also to technology to enhance manufacturing processes.
G. Restructuring expenses
Restructuring expenses are incurred in major projects undertaken to rationalize and improve our cost competitiveness. Restructuring expenses incurred during the periods presented are analyzed in note 16.
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
Restructuring expenses other than termination benefits and lease exit costs are recognized only when the Company has incurred a related liability.
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
Consideration transferred in a business combination is measured at the aggregate of the fair values of the assets acquired, liabilities assumed, debt issued and equity instruments issued in exchange for control over the acquired business. Acquisition-related costs are recognized in net income in the period in which they are incurred.
Any non-controlling interests in the acquired business are measured at their fair value at the acquisition date.
Identifiable assets and liabilities of the acquired business are measured at their fair value at the acquisition date.
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report provisional amounts for the items for which the accounting is incomplete. If, within a maximum of one year after the acquisition date, new information is obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date, adjustments are made to the amounts recognized, or new assets and liabilities recognized with a corresponding adjustment to goodwill. Otherwise, any adjustments to the provisional amounts are recognized in net income.

I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For all reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2018, Fiscal 2017, or Fiscal 2016.
To identify a potential impairment of goodwill, the fair value of the reporting unit to which the goodwill is allocated is compared with its carrying amount, including goodwill. We calculate fair values using a weighted blend of income and market approaches. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the fair value is lower than the carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill allocated to that reporting unit.
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

Customer relationships	15 to 17 years
Technology	2 to 7 years
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
Land and assets under construction are not depreciated. Depreciation of property, plant and equipment, other than land and assets under construction, is generally expensed on a straight-line basis over their estimated useful lives. The Company’s estimated useful lives of items of property, plant and equipment are in the following ranges:

Buildings and improvements	30 to 50 years
Leasehold improvements	Shorter of lease term or useful life
Machinery, equipment and vehicles	2 to 25 years
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 29, 2018, inventories whose cost was determined on a LIFO basis represented 31.6% of the total carrying amount of inventories compared with 29.2% as of December 30, 2017.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheet, includes cash given as collateral under letters of credit for insurance and regulatory purposes.
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
We recognize all derivative financial instruments as either assets or liabilities at fair value on the balance sheet date. The accounting for the change in the fair value is recognized in net income based on the nature of the items being hedged unless the financial instrument has been designated in an effective cash flow or net investment hedging relationship, in which case the change in fair value is recognized in OCI.

(vii) Investments
Equity investments are measured at fair value. Subsequent to the adoption of ASU 2016-01 “Financial Instruments” at the beginning of Fiscal 2018, changes in the fair value of equity investments are recognized in net income. Prior to this, changes in their fair values were recognized in OCI.
(viii) Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities that are held at fair value, or for which fair values are presented in these consolidated financial statements, have been categorized into one of three levels to reflect the degree to which observable inputs are used in determining the fair values. Where a change in the determination of the fair value of a financial asset or liability results in a transfer between the levels of the fair value hierarchy, we recognize that transfer at the end of the reporting period.
O. Post-retirement benefits
Post-retirement benefits comprise pension benefits provided to employees and other benefits, mainly healthcare, provided to certain employees in North America.
We account for our post-retirement benefit plans in accordance with Topic 715 “Compensation – Retirement Benefits”, which is based on the principle that the cost of providing these benefits is recognized in net income over the service periods of the participating employees.
For defined benefit plans, the net obligation or surplus arising from providing the benefits is recognized as a liability or an asset determined by actuarial valuations of each of the plans that are carried out annually by independent qualified actuaries as of the year end balance sheet date. Benefit obligations are measured using the projected unit credit method. Plan assets (if any) are measured at fair value. We recognize the service cost component of our net periodic pension and other postretirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components of the net periodic benefit cost (which include the interest cost, the expected return on plan assets, gains or losses on settlements and curtailments, the amortization of prior year service cost or credit and prior year actuarial gains and losses) are included in the other (expenses) income line, outside of operating income from continuing operations.
Actuarial gains and losses represent differences between the expected and actual returns on the plan assets, gains and losses on the plan liabilities and the effect of changes in actuarial assumptions. We use the “corridor approach” whereby, to the extent that cumulative actuarial gains and losses exceed 10% of the greater of the market related value of the plan assets and the projected benefit obligation at the beginning of the fiscal year, they are reclassified from accumulated other comprehensive income to net income over the average remaining service periods of participating employees.
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
We recognize compensation expense based on the fair value of the awards, measured using either the share price on the date of grant, a Black-Scholes option-pricing model or a Monte-Carlo valuation model, depending on the nature of the award. Fair value is determined at the date of grant and reflects market and performance conditions and all non-vesting conditions.
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

For liability awards, the fair value is remeasured each period and the change in fair value is recognized in net income for the period with a corresponding change in the outstanding liability.
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
Management assesses unrecognized tax benefits based upon an evaluation of the facts, circumstances and information available at the balance sheet date. Provision is made for unrecognized tax benefits to the extent that the amounts previously taken or expected to be taken in tax returns exceeds the tax benefits that are recognized in the consolidated financial statements in respect of the tax positions. A tax benefit is recognized in the consolidated financial statements only if management considers that it is more likely than not that the tax position will be sustained on examination by the relevant tax authority solely on the technical merits of the position and is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement assuming that the tax authority has full knowledge of all relevant information. Provisions for unrecognized tax benefits are reviewed regularly and are adjusted to reflect events such as the expiration of limitation periods for assessing tax, guidance given by the tax authorities and court decisions.
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
Deferred tax is provided on taxable temporary differences arising on investments in foreign subsidiaries, except where we intend, and are able, to reinvest such amounts on a permanent basis or to remit such amounts in a tax free manner.
R. Use of estimates
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for rebates, post-retirement benefits, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, share-based compensation, product warranties and income taxes. Estimates and assumptions used are based on factors such as historical experience, the observance of trends in the industries in which we operate and information available from our customers and other outside sources. Due to the inherent uncertainty involved in making assumptions and estimates, actual outcomes could differ from those assumptions and estimates.

3. Recent accounting pronouncements not yet adopted
The following recent accounting pronouncements are relevant to our operations but have not yet been adopted.

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
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method. Previously, Topic 842 was required to be adopted on a modified retrospective basis; however, entities now have the option of initially applying the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with comparative periods continuing to be presented in accordance with current GAAP (Topic 840 "Leases"). We will be adopting Topic 842 using this optional transition method.
A number of practical expedients exist to facilitate the transition to the new guidance. We will elect to apply the following practical expedients under Topic 842:
a.Reassessment of leases existing on the effective date:

i.	An entity need not reassess whether any expired or existing contracts are or contain leases.

ii.
An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases).

iii.	An entity need not reassess initial direct costs for any existing leases.
b.Use of hindsight in determining the lease term for all leases existing as of the effective date.
The above expedients will be applied consistently to all of our leases.
The impact on our consolidated financial statements of adopting this ASU, which will affect the recognition, measurement and presentation of leases, is expected to be material given the number and value of leases held. We are continuing to analyze all relevant lease data to finalize the impact of this ASU.

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

4. Acquisitions
Description and financial effect of acquisitions
In April 2018, we completed the acquisition of Rapro for $50.9 million, net of cash acquired. Rapro is a Turkey-based business that engineers, manufactures and sells molded and branched hoses and other products, the majority of which are sold into replacement markets. Rapro operates out of two facilities in Izmir, Turkey, with its products serving heavy-duty, commercial and light-vehicle applications.
In October 2017, we completed the acquisition of Atlas Hydraulics for $74.0 million, net of cash acquired. Atlas Hydraulics is a fully-integrated product engineering, manufacturing, and commercial business headquartered in Ontario, Canada. With locations in Canada, the U.S. and Mexico, the company specializes in the design, manufacture, and supply of hydraulic tube and hose assemblies.
In June 2017, we purchased 100% of GTF Engineering and Services UK Limited, the owner of the majority of the net assets of Techflow Flexibles, for $36.7 million. Techflow Flexibles is a fully integrated engineering, manufacturing and commercial operation based in the U.K. that specializes in high-pressure flexible hoses.
All of the above acquired businesses are included in the Fluid Power reporting segment.
During the years ended December 29, 2018 and December 30, 2017, we incurred expenses of $1.8 million and $3.0 million, respectively, related directly to these acquisitions, all of which are included in the transaction-related expenses line in the statement of operations.
The fair values of assets acquired and liabilities assumed are as follows:

(dollars in millions)	Rapro	Atlas Hydraulics	Techflow Flexibles
Assets acquired
Accounts receivable	$2.9	$10.3	$1.7
Inventories	5.6	21.2	4.2
Prepaid expenses and other receivables	2.5	0.5	1.7
Taxes receivable	0.1	2.7	—
Property, plant and equipment	3.5	24.5	13.0
Intangible assets	13.1	23.0	3.8
Total assets	27.7	82.2	24.4

Liabilities assumed
Bank loans	1.2	—	—
Accounts payable	3.7	5.5	2.6
Accrued expenses	0.3	2.4	4.8
Other current liabilities	1.8	11.6	0.3
Taxes payable	1.0	0.1	1.9
Deferred income taxes	3.2	11.6	0.6
Total liabilities	11.2	31.2	10.2
Net assets acquired	$16.5	$51.0	$14.2
Goodwill has been recognized as follows:

(dollars in millions)	Rapro	Atlas Hydraulics	Techflow Flexibles
Consideration, net of cash acquired	$50.9	$74.0	$36.7
Net assets acquired	(16.5)	(51.0)	(14.2)
Goodwill	$34.4	$23.0	$22.5

The goodwill of $34.4 million arising from the acquisition of Rapro relates primarily to the expected benefit from the acceleration of our growth strategy within the Fluid Power product line and expansion of our product range and geographic coverage. The acquisition is expected to accelerate our growth in replacement channels, particularly in emerging markets. None of the goodwill recognized is expected to be deductible for income tax purposes.
The goodwill of $23.0 million arising from the acquisition of Atlas Hydraulics relates primarily to the expansion of our presence in industrial markets through increased manufacturing capacity and geographic reach. None of the goodwill recognized is expected to be deductible for income tax purposes.
The goodwill of $22.5 million arising from the acquisition of Techflow Flexibles relates largely to the expected enhancement to our ability to make and supply long-length and large-diameter hoses, primarily for the oil & gas exploration and production industries. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma information has not been presented for these acquisitions because it is not material.
5. Segment information
A. Background
Topic 280 “Segment Reporting” requires segment information provided in the consolidated financial statements to reflect the information that is provided to the chief operating decision maker for the purposes of making decisions about allocating resources and in assessing the performance of each segment. The chief executive officer (“CEO”) of Gates serves as the chief operating decision maker.
The segment information provided in these consolidated financial statements reflects the information that is used by the chief operating decision maker for the purposes of making decisions about allocating resources and in assessing the performance of each segment. These decisions are based on net sales and Adjusted EBITDA (defined below).
Certain amounts relating to prior periods have been reclassified in this footnote to conform to the current year presentation.
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
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA included primarily:

•	non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	the effect on cost of sales of fair value adjustments to the carrying amount of inventory acquired in business combinations;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
D. Disaggregated net sales, Adjusted EBITDA and segment assets – continuing operations
The following table summarizes our net sales by segment:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Power Transmission	$2,098.8	$2,009.4	$1,862.1
Fluid Power	1,248.8	1,032.3	884.9
Continuing operations	$3,347.6	$3,041.7	$2,747.0
The following table summarizes our net sales by key geographic region:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
U.S.	$1,278.0	$1,148.1	$1,057.6
Rest of North America	344.9	283.0	261.6
U.K.	94.9	84.8	72.7
Rest of EMEA	757.3	696.1	630.8
East Asia and India	399.2	386.7	365.4
Greater China	369.7	337.1	268.7
South America	103.6	105.9	90.2
Net Sales	$3,347.6	$3,041.7	$2,747.0
The following table summarizes our net sales by emerging and developed markets:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Developed	$2,157.4	$1,964.4	$1,801.5
Emerging	1,190.2	1,077.3	945.5
Net Sales	$3,347.6	$3,041.7	$2,747.0
The following table summarizes Adjusted EBITDA by segment:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Power Transmission	$492.2	$458.1	$408.5
Fluid Power	263.6	211.0	186.4
Continuing operations	$755.8	$669.1	$594.9
Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included above.

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net income from continuing operations	$271.7	$182.0	$71.9
Income tax expense (benefit)	31.8	(72.5)	21.1
Income from continuing operations before taxes	303.5	109.5	93.0
Interest expense	175.9	234.6	216.3
Other expenses (income)	17.4	58.8	(4.0)
Operating income from continuing operations	496.8	402.9	305.3
Depreciation and amortization	218.5	212.2	240.8
Transaction-related expenses(1)	6.7	18.1	0.4
Impairment of intangibles and other assets	0.6	2.8	3.2
Restructuring expenses	6.4	17.4	11.4
Share-based compensation	6.0	5.4	4.2
Sponsor fees (included in other operating expenses)	8.0	6.7	6.1
Impact of fair value adjustment on inventory (included in cost of sales)(2)	0.3	1.2	—
Inventory adjustments (included in cost of sales)(3)	1.2	2.0	21.7
Acquisition-related costs (included in cost of sales)	—	0.7	—
Benefit from sale of inventory impaired in a prior period(4)	—	—	(1.0)
Duplicate expenses incurred on facility relocation	5.2	—	—
Severance-related expenses (included in cost of sales)	1.7	—	—
Other adjustments (included in SG&A)	4.4	(0.3)	2.8
Adjusted EBITDA	$755.8	$669.1	$594.9

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

(3)
These adjustments include, in Fiscal 2018, an inventory impairment related to a restructuring activity in Malaysia and, in Fiscal 2017, the impairment of inventory in Singapore related to an earlier restructuring activity. During Fiscal 2016, Gates changed its accounting convention to expense maintenance, repair and operations assets below a nominal value threshold and also revised its methods for estimating the write down for excess or obsolete raw materials and work in progress. These changes, comprising $17.7 million of this line item, were made to bring consistency to our global inventory management.

(4)
This benefit relates to inventory sold during the second quarter of 2016 that had been previously impaired as part of a restructuring initiative. The initial impairment was excluded from Adjusted EBITDA when it was recognized in an earlier period. For consistency, the recovery in the value of the inventory through its sale has therefore also been excluded from Adjusted EBITDA, to the extent of the original impairment recognized on the inventory sold.

Segment asset information is not provided to the chief operating decision maker and therefore segment asset information has not been presented. Due to the nature of Gates’ operations, cash generation and profitability are viewed as the key measures rather than an asset base measure.

E. Selected geographic information

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Property, plant and equipment, net by geographic location
U.S.	$212.5	$198.9
Rest of North America	107.4	79.4
U.K.	33.3	35.7
Rest of EMEA	157.3	120.1
East Asia and India	75.6	86.5
Greater China	149.3	141.8
South America	20.9	23.8
	$756.3	$686.2
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 39.2% of Gates’ net sales by destination from continuing operations during Fiscal 2018, compared with 38.5% during Fiscal 2017 and 38.5% during Fiscal 2016. During Fiscal 2018, 2017 and 2016, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 17.2% and 10.7%, respectively, of our total trade accounts receivable balance as of December 29, 2018, compared with 14.9% and 10.8%, respectively, as of December 30, 2017. These concentrations are due to the extended payment terms common in the industry in which they operate.
6. Income taxes
A. Income tax recognized in net income
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Act. In the fourth quarter of 2017, we recorded a provisional benefit of $118.2 million in accordance with SAB 118 for the income tax effects of the Tax Act. The provisional estimate included $153.7 million deferred tax benefit for revaluing our deferred tax liabilities from the U.S. Corporate tax rate of 35% to 21%. For the year ended December 29, 2018, we recorded a measurement period adjustment of $1.4 million to income tax expense and deferred tax for the revaluation of our deferred tax liabilities. The provisional estimate included $1.9 million of deferred tax expense for the disallowance of certain incentive-based compensation under Internal Revenue Code Section 162(m). For the year ended December 29, 2018, we recorded a measurement period adjustment of $1.9 million to reverse the provisional estimate for the disallowance of certain incentive-based compensation under Internal Revenue code Section 162(m). The provisional estimate also included $33.6 million of tax expense for the cost of the mandatory repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings not indefinitely reinvested. For the year ended December 29, 2018, we recorded a measurement period adjustment of $3.0 million to income tax benefit for the estimated cost of the mandatory deemed repatriation of non-U.S. earnings. During the year ended December 29, 2018, we have concluded on the 2017 tax impacts of the Tax Act and all adjustments to our provisional estimate have been reported.
The Tax Act established new provisions for global intangible low-taxed income (“GILTI”) and the base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. corporations and their subsidiaries. We are subject to both the GILTI and BEAT provisions beginning January 1, 2018 and have elected to treat any GILTI inclusions as a permanent difference within our effective tax rate calculation.

We have recorded valuation allowances against certain of our deferred tax assets, and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. For the year ended December 29, 2018, we released a portion of our valuation allowance against our U.S. foreign tax credits, as a result of the indirect impacts of U.S. tax reform. The release resulted in a non-cash benefit to income tax expense of approximately $25 million. Additionally, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to conclude that a portion of our valuation allowances, other than those released during the fourth quarter, will no longer be required. A reduction in valuation allowances would result in an increase in our net deferred tax assets and a corresponding non-cash decrease in income tax expense in the period in which the reduction is recorded. The exact timing and amount of any such reduction is subject to change based on our continued evaluation of future earnings.
Income from continuing operations before taxes for the year ended December 29, 2018 has been reported as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
U.K.	$(12.8)	$1.0	$24.6
U.S.	(43.3)	(63.1)	(110.6)
Other	359.6	171.6	179.0
Income from continuing operations before income taxes	$303.5	$109.5	$93.0
Income tax expense (benefit) on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Current tax
U.K.	$0.8	$2.8	$0.7
U.S.	9.0	7.8	9.5
Other foreign	86.9	79.7	65.1
Total current tax expense	$96.7	$90.3	$75.3
Deferred tax
U.K.	$2.8	$0.9	$0.9
U.S.	(45.3)	(141.6)	(29.5)
Other foreign	(22.4)	(22.1)	(25.6)
Total deferred tax benefit	(64.9)	(162.8)	(54.2)
Income tax expense (benefit)	$31.8	$(72.5)	$21.1

Reconciliation of the reported income tax expense (benefit) to the amount of income tax expense that would result from applying the statutory tax rate to the income from continuing operations before taxes:

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
U.K. corporation tax expense at 19%	19.0%
U.S. corporation tax expense at 35%		35.0%	35.0%
Effect of:
—State tax provision, net of Federal benefit	(1.5)%	2.5%	(6.0)%
—Provision for unrecognized tax benefits	(1.3)%	2.7%	2.6%
—Company Owned Life Insurance	(2.8)%	(12.1)%	(14.4)%
—Tax on international operations(1)	(1.1)%	45.1%	(5.2)%
—Manufacturing incentives	(4.2)%	(5.8)%	(10.7)%
—Change in valuation allowance(2)	2.9%	111.7%	(160.7)%
—Deferred tax rate changes	0.2%	(146.8)%	130.3%
—Currency exchange rate movements	0.1%	(105.1)%	40.5%
—Other permanent differences	(0.8)%	6.6%	11.3%
Income tax expense (benefit)	10.5%	(66.2)%	22.7%

(1)
“Tax on international operations” includes U.S. tax on foreign earnings, unremitted earnings of foreign subsidiaries, and effects of differences between statutory and foreign tax rates each of which was reported separately in Fiscal 2017 and Fiscal 2016. In addition, for Fiscal 2018, it also includes the effects of global funding structures and the Tax Act.

(2)
“Change in valuation allowance” for the year ended December 29, 2018 is comprised primarily of an accrual of $33.8 million of additional valuation allowance for losses and other attributes generated, offset partially by a release of $25.0 million of valuation allowance against our U.S. foreign tax credits as a result of the indirect impacts of U.S. tax reform.

B. Deferred tax assets (liabilities)
Deferred tax assets (liabilities) recognized by Gates were as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Deferred tax assets:
Accounts receivable	$4.0	$3.5
Inventories	6.2	4.7
Property, plant and equipment	5.2	5.5
Accrued expenses	41.9	45.7
Post-retirement benefit obligations	30.5	30.5
Compensation	15.2	8.9
Net operating losses	932.3	946.1
Capital loss carryforward	126.3	134.6
Credits	157.1	174.7
Interest	48.5	—
Other items	12.5	2.0
	$1,379.7	$1,356.2
Valuation allowances	(1,191.5)	(1,216.2)
Total deferred tax assets	$188.2	$140.0
Deferred tax liabilities:
Inventories	(21.6)	(19.3)
Property, plant and equipment	(51.5)	(52.4)
Intangible assets	(482.9)	(517.2)
Post-retirement benefit obligations	(9.7)	(10.7)
Net investment in subsidiaries	(55.9)	(46.6)
Other items	(1.0)	(5.1)
Total deferred tax liabilities	$(622.6)	$(651.3)
Net deferred tax liabilities	$(434.4)	$(511.3)
As of December 29, 2018 and December 30, 2017:

•
Gates had U.S. federal, U.K. and foreign operating tax losses amounting to $3,573.3 million, compared with $3,603.5 million as of December 30, 2017, and U.S. state operating tax losses amounting to $182.4 million, compared with $291.4 million as of December 30, 2017. Operating losses of $3,437.9 million can be carried forward indefinitely and $317.8 million have expiration dates between 2019 and 2038. After valuation allowances of $916.3 million, we recognized a deferred tax asset of $16.1 million, compared with $23.4 million as of December 30, 2017, in respect of these losses;

•
Gates had U.S. state and U.K. capital tax losses amounting to $743.2 million, compared with $792.3 million as of December 30, 2017. Capital losses of $743.1 million can be carried forward indefinitely and $0.1 million expire in 2028. After valuation allowances of $126.3 million, compared with $134.6 million as of December 30, 2017, we recognized no deferred tax asset in respect of these losses;

•
Gates had U.S. federal and U.K. interest expense carried forward amounting to $197.1 million, compared with $0 as of December 30, 2017. Interest expense carried forward can be carried forward indefinitely. After valuation allowances of $3.9 million compared with $0 as of December 30, 2017, we recognized a deferred tax asset of $44.5 million in respect of interest expense carried forward;

•
Gates had U.S. federal foreign tax credits amounting to $145.7 million, compared with $148.0 million as of December 30, 2017, which expire between 2021 and 2028. After valuation allowance of $136.3 million, we recognized a deferred tax asset of $9.4 million, compared with no deferred tax asset that was recognized as of December 30, 2017, in respect of these tax credits; and

•
Gates had other tax credits amounting to $11.4 million, compared with $26.7 million as of December 30, 2017, of which $0.8 million can be carried forward indefinitely and $10.6 million expire between 2019 and 2029. We recognized a deferred tax asset of $3.7 million, compared with $18.9 million as of December 30, 2017, in respect of these tax credits.

At December 29, 2018, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,758.7 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred tax liability of $55.9 million on $898.1 million of taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
C. Unrecognized tax benefits
Unrecognized tax benefits represent the difference between the tax benefits that we are able to recognize for financial reporting purposes and the tax benefits that we have recognized or expect to recognize in filed tax returns. As of December 29, 2018, Gates had unrecognized tax benefits, net of competent authority and other offsets, of $54.2 million, compared with $60.9 million as of December 30, 2017, and $56.5 million as of December 31, 2016, which, if recognized, would affect our annual effective tax rate.
Changes in the balance of unrecognized tax benefits were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
At the beginning of the period	$106.1	$106.3	$88.8
Increases for tax positions related to the current period	0.4	5.5	15.7
Increases for tax positions related to prior periods	0.2	4.6	18.1
Decreases for tax positions related to prior periods	(1.5)	(2.8)	(10.2)
Decreases related to settlements	—	(0.7)	—
Decreases due to lapsed statute of limitations	(21.0)	(11.8)	(6.0)
Foreign currency translation	(4.1)	5.0	(0.1)
At the end of the period	$80.1	$106.1	$106.3
Gates recognizes interest and penalties relating to unrecognized tax benefits in income tax expense. As of December 29, 2018, Gates had accrued $13.4 million, compared with $13.9 million as of December 30, 2017, and $11.7 million as of December 31, 2016, for the payment of interest and penalties on unrecognized tax benefits. The decrease in the accrual resulted principally from the release of interest on positions that were statute barred or released in accordance with the administrative practices of the respective jurisdiction. During Fiscal 2018, $0.2 million was recognized as income tax benefit, compared with $1.5 million and $2.7 million that were recognized as income tax expense during Fiscal 2017 and Fiscal 2016, respectively.
As of December 29, 2018, Gates unrecognized tax benefits consisted primarily of tax positions related to transfer pricing and audits in multiple jurisdictions. We believe that it is reasonably possible that a decrease of up to $4.9 million of unrecognized tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in multiple jurisdictions. As of December 29, 2018, tax years 2015 to 2017 remain subject to examination in the U.S. and the tax years 2008 to 2017 remain subject to examination in other major foreign jurisdictions where Gates conducts business.
State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period of up to two years after notification.
7. Discontinued operations
During Fiscal 2018, we recognized a net loss of $0.6 million, compared with a gain of $0.7 million during Fiscal 2017 and $12.4 million during Fiscal 2016, in relation to businesses disposed of in prior periods. The majority of the net gain in Fiscal 2016 related to the release of reserves for tax indemnifications made to buyers of businesses sold by Gates in prior periods. These releases were triggered primarily by the expiration of statutes of limitations on historical tax periods.

8. Earnings per share
Basic earnings per share represents net income attributable to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share considers the dilutive effect of potential shares, unless the inclusion of the potential shares would have an anti-dilutive effect. The treasury stock method is used to determine the potential dilutive shares resulting from assumed exercises of equity-related instruments.
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 29, 2018	December 30, 2017	December 31, 2016
Net income attributable to shareholders	$245.3	$151.3	$57.7

Weighted average number of shares outstanding	285,906,693	245,520,533	245,683,929
Dilutive effect of share-based awards (number of shares)	5,791,580	4,970,295	2,676,258
Diluted weighted average number of shares outstanding	291,698,273	250,490,828	248,360,187

Basic earnings per share	$0.86	$0.62	$0.23
Diluted earnings per share	$0.84	$0.60	$0.23
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, 932,515, 180,538 and 3,181,930 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
9. Inventories

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Raw materials and supplies	$152.1	$128.0
Work in progress	38.4	32.8
Finished goods	347.1	296.3
Total inventories	$537.6	$457.1
10. Property, plant and equipment

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Cost
Land and buildings	$313.3	$262.1
Machinery, equipment and vehicles	736.0	678.6
Assets under construction	84.3	68.8
	1,133.6	1,009.5
Less: Accumulated depreciation and impairment	(377.3)	(323.3)
Total	$756.3	$686.2
During Fiscal 2018, the depreciation expense in relation to the above assets was $87.8 million, compared with $81.3 million during Fiscal 2017 and $91.3 million during Fiscal 2016. During Fiscal 2018, $4.5 million of interest was capitalized to property, plant and equipment in relation to the construction of qualifying assets. No interest was capitalized during either Fiscal 2017 or Fiscal 2016.
During Fiscal 2018, an impairment of property, plant and equipment of $2.7 million was recognized, which included $2.1 million reported in restructuring expenses in relation to the planned closure of a facility in Europe. No significant impairments were recognized in relation to property, plant and equipment during Fiscal 2017 or Fiscal 2016.
Property, plant and equipment includes assets held under capital leases with a carrying amount of $2.2 million as of December 29, 2018, compared with $2.4 million as of December 30, 2017.

Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.
11. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2016	$1,323.0	$589.3	$1,912.3
Reclassification of goodwill between segments	7.2	(7.2)	—
Acquisitions	—	44.3	44.3
Foreign currency translation	100.0	28.9	128.9
As of December 30, 2017	$1,430.2	$655.3	$2,085.5
Acquisitions	—	35.6	35.6
Foreign currency translation	(56.1)	(19.1)	(75.2)
As of December 29, 2018	$1,374.1	$671.8	$2,045.9
As described further in note 4, in April 2018, Gates completed the acquisition of Rapro, and in June 2017 and October 2017, Gates completed the acquisitions of the Techflow Flexibles and Atlas Hydraulics businesses, respectively.
Included in the acquisitions line above for Fiscal 2018 is $34.4 of goodwill arising from the acquisition of Rapro. An additional $1.2 of goodwill was recognized during the second quarter of 2018 on finalization of the purchase accounting for the Atlas acquisition.
During Fiscal 2017, Gates transitioned its operations to align around its two primary product line businesses, Power Transmission and Fluid Power, including reorganizing the management team roles and responsibilities, introducing global product management functions, centralizing cost functions, implementing new processes and systems, and changing internal reports presented to the chief operating decision maker to reflect this strategic refocus on product lines. This change in the way in which Gates is managed necessitated a change in our reportable operating segments from regional segments to product line segments, which occurred during the third quarter of 2017.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2018, Fiscal 2017 or Fiscal 2016.
12. Intangible assets

	As of December 29, 2018			As of December 30, 2017
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
Customer relationships	$2,017.4	$(534.8)	$1,482.6	$2,051.1	$(424.4)	$1,626.7
Technology	90.6	(87.0)	3.6	90.8	(86.2)	4.6
Capitalized software	64.2	(29.2)	35.0	48.3	(22.2)	26.1
	$2,172.2	$(651.0)	$1,521.2	$2,190.2	$(532.8)	$1,657.4
Indefinite-lived:
Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,685.6	$(695.0)	$1,990.6	$2,703.6	$(576.8)	$2,126.8
During Fiscal 2018, no significant impairments were recognized, compared with an impairment of $1.0 million recognized in relation to technology and know-how during Fiscal 2017 and a computer software impairment of $2.0 million recognized during Fiscal 2016. Refer to note 14.D. for additional detail on assets measured at fair value on a non-recurring basis.
During Fiscal 2018, the amortization expense recognized in respect of intangible assets was $130.7 million, compared with $130.9 million for Fiscal 2017 and $149.5 million for Fiscal 2016. In addition, movements in foreign currency exchange rates resulted in an decrease of $35.3 million in Fiscal 2018, compared with an increase of $78.3 million in Fiscal 2017, in the net carrying value of total intangible assets.

The amortization expense for the next five years is estimated to be as follows:

Fiscal year	(dollars in millions)
2019	$128.8
2020	128.8
2021	128.8
2022	122.6
2023	120.9
13. Derivative financial instruments
We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
We recognize derivative instruments as either assets or liabilities in the consolidated balance sheet. We designate certain of our currency swaps as net investment hedges and designate our interest rate caps and interest rate swaps as cash flow hedges. The gain or loss on derivative instruments designated as cash flow hedges is recognized in OCI and reclassified into net income in the same period or periods during which the hedged transaction affects earnings.
All other derivative instruments not designated in an effective hedging relationship are considered economic hedges and their change in fair value is recognized in net income in each period.
The following table sets out the fair value gain (loss) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net fair value gain (loss) recognized in OCI in relation to:
—Euro-denominated debt	$(11.0)	$(73.3)	$19.3
—Designated cross currency swaps	20.8	(36.1)	14.1
Total net fair value gain (loss)	$9.8	$(109.4)	$33.4
During the year ended December 29, 2018, a net gain of $2.5 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges.
The following table sets out the movement before tax recognized in OCI in relation to the interest rate derivatives:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Movement recognized in OCI in relation to:
—Fair value loss on interest rate derivatives	$(4.5)	$(2.0)	$(7.0)
—Deferred premium reclassified from OCI to net income	5.4	11.6	5.4
Total movement	$0.9	$9.6	$(1.6)
During the year ended December 29, 2018, a net expense of $5.7 million was recognized in interest expense in relation to our cash flow hedges.
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the year ended December 29, 2018, a net gain of $2.4 million was recognized in selling, general and administrative expenses on the fair value of these currency contracts, compared with a net loss of $2.8 million in Fiscal 2017 and a net loss of $0.2 million in Fiscal 2016.

The fair values of derivative financial instruments were as follows:

	As of December 29, 2018					As of December 30, 2017
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$5.4	$—	$—	$(27.5)	$(22.1)	$3.2	$—	$—	$(42.1)	$(38.9)
—Interest rate caps	3.5	1.6	—	(10.9)	(5.8)	—	0.6	(3.8)	(2.4)	(5.6)
—Interest rate swaps	—	—	(0.3)	(2.6)	(2.9)	—	—	—	—	—

Derivatives not designated as hedging instruments:
—Currency forward contracts	1.3	—	(0.4)	—	0.9	0.5	—	(1.6)	—	(1.1)
	$10.2	$1.6	$(0.7)	$(41.0)	$(29.9)	$3.7	$0.6	$(5.4)	$(44.5)	$(45.6)
A. Currency derivatives
As of December 29, 2018, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $108.0 million, compared with $99.2 million as of December 30, 2017, none of which have been designated as hedging instruments. In addition, we hold cross currency swaps that have been designated as net investment hedges. As of December 29, 2018 and December 30, 2017, the notional principal amount of these contracts was $270.0 million.
B. Interest rate caps and interest rate swaps
We use interest rate caps and interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. In June 2018, we entered into two new interest rate caps with a notional amount of €425.0 million which run from July 1, 2019 through June 30, 2023. As of December 29, 2018, the notional amount of the interest rate cap contracts outstanding was $2.7 billion, compared with $2.2 billion as of December 30, 2017.
The periods covered by our interest rate caps are as follows:

(in millions)	Notional value
Covering current periods:
Through June 30, 2019	$1,000.0
Through June 30, 2020	$200.0
Covering future periods:
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
Also in June 2018, we entered into three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million which run from June 30, 2020 through June 30, 2023.
14. Fair value measurement
A. Fair value hierarchy
We account for certain assets and liabilities at fair value. Topic 820 “Fair Value Measurements and Disclosures” establishes the following hierarchy for the inputs that are used in fair value measurement:

•	“Level 1” inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•
“Level 2” inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

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
The carrying amount and fair value of our debt are set out below:

	As of December 29, 2018		As of December 30, 2017
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$51.6	$50.4	$66.4	$66.2
Non-current	2,953.4	2,873.2	3,889.3	3,970.7
	$3,005.0	$2,923.6	$3,955.7	$4,036.9
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 29, 2018
Equity investments	$0.8	$—	$0.8
Derivative assets	$—	$11.8	$11.8
Derivative liabilities	$—	$(41.7)	$(41.7)

As of December 30, 2017
Equity investments	$2.4	$—	$2.4
Derivative assets	$—	$4.3	$4.3
Derivative liabilities	$—	$(49.9)	$(49.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No material impairment was recognized during any of the periods presented.
15. Debt
Long-term debt, including the current portion and bank overdrafts, was as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Secured debt:
—Dollar Term Loan	$1,716.4	$1,729.4
—Euro Term Loan	742.1	785.6
Unsecured debt:
—Dollar Senior Notes	568.0	1,190.0
—Euro Senior Notes	—	282.5
—Other loans	0.6	0.4
Total principal of debt	3,027.1	3,987.9
Deferred issuance costs	(48.7)	(73.2)
Accrued interest	26.6	41.0
Total carrying value of debt	3,005.0	3,955.7
Debt, current portion	51.6	66.4
Debt, less current portion	$2,953.4	$3,889.3
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year
2019	$25.0
2020	25.2
2021	24.9
2022	592.9
2023	24.8
Thereafter	2,334.3
$3,027.1

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
In addition, in connection with certain reorganization transactions, a wholly-owned U.S. subsidiary of Gates Global LLC, has entered into intercompany agreements pursuant to which it became the principal obligor under the Term Loans and Senior Notes for U.S. federal income tax purposes and agreed to make future payments due on these tranches of debt. As a result, interest on these debt tranches is U.S. source income.
Dollar and Euro Term Loans
Gates’ secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. The maturity date for each of the term loan facilities is March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain outstanding at that time. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at Gates’ option, LIBOR plus an applicable margin. The Euro Term Loan bears interest at Euro LIBOR subject to a floor of 0%, plus a margin of 3.00%.
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of December 29, 2018, borrowings under this facility bore interest at a rate of 5.09% per annum. The Dollar Term Loan interest rate is reset on the last business day of each month and was reset on December 31, 2018 to 5.27%. As of December 29, 2018, the Euro Term Loan bears interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next Euro Term Loan interest rate reset date was on December 31, 2018, at which point the overall rate remained at 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the year ended December 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively. During the year ended December 30, 2017, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $19.3 million and $6.3 million, respectively.
Under the terms of the credit agreement, Gates is obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2018 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2019.
During the periods presented, foreign exchange gains (losses) were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Gain (loss) recognized in statement of operations	$43.6	$(60.2)	$—
(Loss) gain recognized in OCI	(6.0)	(36.5)	8.7
Total gains (losses)	$37.6	$(96.7)	$8.7

During the year ended December 29, 2018, the transactional foreign exchange gains recognized in the other expenses line in the statement of operations have been substantially offset by foreign exchange losses on euro-denominated intercompany loans.
Unsecured Senior Notes
As of December 29, 2018, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, on January 31, 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' euro investments.

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Loss recognized in statement of operations	$(4.2)	$—	$—
Loss recognized in OCI	(5.0)	(36.8)	10.6
Total (losses) gains	$(9.2)	$(36.8)	$10.6
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
Revolving credit facility
Gates also has a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain outstanding at that time. In addition, as part of this amendment, the facility size was increased from $125.0 million to $185.0 million.
As of both December 29, 2018 and December 30, 2017, there were no amounts outstanding under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of December 29, 2018, compared with $293.7 million as of December 30, 2017, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain outstanding at that time.

As of both December 29, 2018 and December 30, 2017, there were no amounts outstanding under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of December 29, 2018 amounted to $57.8 million, compared with $58.0 million as of December 30, 2017.
16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Accrued compensation	$75.0	$85.3
Derivative financial instruments	41.7	49.9
VAT and other taxes payable	10.9	23.5
Warranty reserve	14.3	14.1
Workers’ compensation reserve	11.1	11.9
Other accrued expenses and other liabilities	110.4	89.1
	$263.4	$273.8
The above liabilities are presented in Gates’ balance sheet within other current liabilities and other non-current liabilities as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
—Accrued expenses and other current liabilities	$184.2	$210.4
—Other non-current liabilities	79.2	63.4
	$263.4	$273.8
Changes in restructuring and warranty reserves (included in accrued expenses and other liabilities) were as follows:

(dollars in millions)	Restructuring reserves	Warranty reserves
As of January 2, 2016	$5.7	$12.7
Charge for the period	9.0	12.0
Utilized during the period	(8.6)	(9.5)
Released during the period	(1.0)	(0.7)
Foreign currency translation	(0.1)	(0.2)
As of December 31, 2016	5.0	14.3
Charge for the period	13.9	12.3
Utilized during the period	(10.5)	(13.1)
Released during the period	(0.1)	(0.1)
Foreign currency translation	0.3	0.7
As of December 30, 2017	8.6	14.1
Charge for the period (1)	8.0	11.6
Utilized during the period	(13.5)	(11.0)
Released during the period	(0.7)	(0.1)
Foreign currency translation	0.2	(0.3)
As of December 29, 2018	$2.6	$14.3

(1)	During Fiscal 2018, $0.9 million of this charge was included in cost of sales.
Restructuring expenses
Gates has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize our businesses and to relocate manufacturing operations to lower cost locations. A majority of the remaining accrual for restructuring expenses is expected to be utilized during 2019.

Net restructuring expenses of $7.3 million were recognized in net income during Fiscal 2018, compared with net expenses of $17.4 million recognized during Fiscal 2017 and $11.4 million recognized during Fiscal 2016. In each period, these net expenses related primarily to severance expenses incurred across both segments, primarily in Europe and North America, as part of the right-sizing of Gates’ operations and the streamlining of our corporate functions. Net restructuring expenses recognized in net income for each segment:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Recognized within cost of sales:
Fluid Power	$0.9	$—	$—
	0.9	—	—
Recognized within restructuring expenses:
Power Transmission	2.8	11.1	6.5
Fluid Power	3.6	6.3	4.9
	6.4	17.4	11.4
Continuing operations	$7.3	$17.4	$11.4
Warranty reserves
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2019, with the remainder estimated to be utilized within the next three years.
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
During Fiscal 2018, the expense recognized by Gates in respect of defined contribution pension plans was $19.1 million, compared with $18.6 million in Fiscal 2017 and $17.7 million in Fiscal 2016.
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

Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Pension surplus	$(52.6)	$(57.7)
Accrued expenses and other current liabilities	2.4	2.3
Post-retirement benefit obligations	102.4	94.7
Net unfunded pension obligation	$52.2	$39.3
Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$378.2	$419.0
—Aggregate plan assets	$273.4	$322.4
Plans whose accumulated benefit obligation was in excess of the plan assets:
—Aggregate accumulated benefit obligation	$372.3	$414.4
—Aggregate plan assets	$273.0	$321.7
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Benefit obligation at the beginning of the period	$932.9	$1,079.7
Employer service cost	5.3	5.7
Plan participants’ contributions	0.2	0.1
Plan amendments	11.4	0.7
Interest cost	23.6	30.4
Net actuarial gain	(41.1)	(19.6)
Benefits paid	(56.5)	(58.8)
Expenses paid from assets	(1.8)	(1.8)
Curtailments and settlements	(13.4)	(163.3)
Foreign currency translation	(33.5)	59.8
Benefit obligation at the end of the period	$827.1	$932.9
Accumulated benefit obligation	$821.3	$928.4
Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Plan assets at the beginning of the period	$893.6	$1,018.0
Actual return on plan assets	(19.7)	27.3
Employer contributions	8.9	10.5
Plan participants’ contributions	0.2	0.2
Curtailments and settlements	(13.4)	(162.3)
Benefits paid	(56.5)	(58.8)
Expenses paid from assets	(1.8)	(1.7)
Foreign currency translation	(36.4)	60.4
Plan assets at the end of the period	$774.9	$893.6

During December 2018, we reflected a plan amendment in respect of certain of our U.K. pension plans. This amendment arose as a result of a recent U.K. High Court ruling in a case unrelated to Gates that has consequences for many U.K. pension plans. The amendment relates to the equalization of benefits in order to address inequalities that arise due to differing guaranteed minimum pension entitlements for men and women. The resulting increase of $11.4 million in the pension liability has been accounted for through OCI as a prior year service cost.
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of December 29, 2018				As of December 30, 2017
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity Securities	$—	$83.2	$—	$83.2	$—	$18.5	$—	$18.5
Debt Securities
—Corporate bonds	—	156.5	—	156.5	—	305.9	—	305.9
—Government bonds	—	302.9	—	302.9	—	305.6	—	305.6
Annuities and insurance	—	4.0	223.9	227.9	—	3.7	248.1	251.8
Cash and cash equivalents	4.4	—	—	4.4	—	11.7	—	11.7
Total	$4.4	$546.6	$223.9	$774.9	$—	$645.4	$248.1	$893.5
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.
Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Fair value at the beginning of the period	$248.1	$250.6
Actual return on plan assets	(0.3)	(14.7)
Purchases	1.7	1.5
Sales	(0.9)	(1.0)
Impacts of benefits paid	(10.5)	(12.8)
Settlements	—	(0.4)
Foreign exchange	(14.1)	24.9
Fair value at the end of the period	$224.0	$248.1

Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During Fiscal 2019, Gates expects to contribute approximately $4.2 million to its defined benefit pension plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)
Fiscal year
—2019	$47.9
—2020	48.9
—2021	49.3
—2022	49.2
—2023	48.8
—2024 through 2028	246.0
Net periodic benefit cost
Components of the net periodic benefit cost for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Employer service cost	$5.3	$5.8	$5.0
Settlement and curtailments	0.3	(3.8)	0.1
Interest cost	23.6	30.4	37.5
Expected return on plan assets	(22.6)	(26.9)	(33.8)
Amortization of net actuarial loss	0.2	0.4	—
Net periodic benefit cost	$6.8	$5.9	$8.8
Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Current period actuarial loss (gain)	$1.2	$(20.9)	$5.9
Amortization of net actuarial loss	(0.2)	(0.4)	—
Prior service cost (credit)	11.4	0.7	(0.1)
(Gain) loss recognize due to settlement	(0.3)	3.8	(0.1)
Pre-tax changes recognized in OCI other than foreign currency translation	12.1	(16.8)	5.7
Foreign currency translation	(0.1)	(0.9)	(1.1)
Total pre-tax changes recognized in OCI	$12.0	$(17.7)	$4.6
As of December 29, 2018, a cumulative loss before tax of $9.5 million, compared with a gain of $2.5 million in Fiscal 2017 and a loss of $15.2 million in Fiscal 2016, relating to net actuarial losses, net prior service costs and credits and other net gains or losses related to settlements, was recognized in accumulated OCI in respect of post-retirement benefits and had not yet been recognized as a component of the net periodic benefit cost.
It is estimated that a net $0.8 million loss will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the period from December 29, 2018 through December 28, 2019.

Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	Benefit obligation		Net periodic benefit cost
	As of December 29, 2018	As of December 30, 2017	As of December 29, 2018	As of December 30, 2017
Discount rate	2.932%	2.619%	2.619%	2.960%
Rate of salary increase	3.190%	3.178%	3.178%	4.028%
Expected return on plan assets	2.669%	2.844%	2.844%	3.357%
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
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Accrued expenses and other current liabilities	$6.5	$6.0
Post-retirement benefit obligations	53.5	62.4
	$60.0	$68.4
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Benefit obligation at the beginning of the period	$68.4	$77.1
Interest cost	2.2	2.7
Actuarial gain	(4.8)	(3.9)
Benefits paid	(4.1)	(4.9)
Plan amendments	—	(4.4)
Foreign currency translation	(1.7)	1.8
Benefit obligation at the end of the period	$60.0	$68.4
Accumulated benefit obligation	$60.0	$68.4
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During Fiscal 2019, Gates expects to contribute approximately $6.7 million to its other benefit plans.

Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)
Fiscal years:
—2019	$6.7
—2020	5.5
—2021	5.3
—2022	5.0
—2023	4.7
—2024 through 2028	20.2
Net periodic benefit cost
Components of the net periodic benefit cost for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Interest cost	$2.2	$2.7	$3.1
Amortization of net actuarial loss	(0.8)	(0.3)	(0.5)
Net periodic benefit cost	$1.4	$2.4	$2.6
The net periodic benefit cost relates entirely to continuing operations.
Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Current period actuarial (gain) loss	$(4.8)	$(3.9)	$4.1
Amortization of net actuarial gain	0.8	0.3	0.5
Prior service credit	—	(4.3)	—
Total pre-tax changes recognized in OCI	$(4.0)	$(7.9)	$4.6
As of December 29, 2018, there was a net cumulative loss before tax of $3.9 million, compared with a gain of $0.1 million in Fiscal 2017 and a gain of $8.0 million in Fiscal 2016, relating to net actuarial gains and losses, net prior service costs and credits and net transition assets and obligations, recognized in accumulated OCI in respect of other post-retirement benefits and had not yet been recognized as a component of the net periodic benefit cost.
It is estimated that a $1.2 million gain will be amortized from accumulated other comprehensive income into net periodic benefit cost during the period from December 29, 2018 through December 28, 2019.
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans are presented in the following table as weighted averages:

	Benefit obligation		Net periodic benefit cost
	As of December 29, 2018	As of December 30, 2017	As of December 29, 2018	As of December 30, 2017
Discount rate	4.01%	3.42%	3.42%	3.80%
The initial healthcare cost trend rate as of December 29, 2018, starts at 7.01%, compared with 7.37% as of December 30, 2017, with an ultimate trend rate of 4.94%, compared with 4.94% as of December 30, 2017, beginning in 2023.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rate as of December 29, 2018 would have the following effects:

(dollars in millions)	1% point increase	1% point decrease
Increase (decrease) in the total of service and interest cost	$0.1	$(0.1)
Increase (decrease) in the benefit obligation	$2.1	$(1.8)
18. Share-based compensation
A. Background
The Company operates a stock-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. The total compensation cost for share-based arrangements recognized in net income under this plan was as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Share-based compensation expense	$6.0	$5.4	$4.2
Income tax benefit	2.2	1.7	1.4
Net expense recognized in net income	$3.8	$3.7	$2.8
B. Description of the plans
On December 10, 2014, a stock-based incentive plan encompassing 27,126,400 shares authorized for issue as incentive awards was established by the Company for the benefit of senior executives of Gates and other eligible employees. A total of 18,969,440 options were granted on inception of the new option plan, with an effective grant date of December 10, 2014. The options are split equally into four tiers, each with specific vesting conditions.
Tier I options vest evenly over 5 years from the grant date, subject to the participant’s continued employment by Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by Blackstone upon occurrence of a change of control event, which is also subject to the participant’s continued employment by Gates on the vesting date.
The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire on January 9, 2025.
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise but cash equivalent to the increase in value of the Company’s share from the date of grant to the date of exercise is paid in cash to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation – Stock Compensation” and are revalued to their fair value at each period end. During Fiscal 2017, 351,560 SARs were issued under the plan at a weighted average exercise price of $7.48 each. None of these awards have been exercised, expired or forfeited during the periods presented. During Fiscal 2018, a charge of $0.1 million was recognized in net income in respect of these awards, compared with a charge of $0.9 million during Fiscal 2017.
In addition to the above, in Fiscal 2017, under the same plan, the Company issued 76,293 restricted stock units (“RSUs”). These RSUs vest evenly over 3 years from the date of grant, subject to the participant’s continued employment by Gates on the vesting date. The awards expire ten years after the date of grant, in December 2027. The weighted average grant date fair value of these awards was $17.22. There were no movements in these RSUs during the current period.
In conjunction with the initial public offering in January 2018, Gates adopted a new equity-based compensation plan. The total number of ordinary shares that may be issued under this plan is 12,500,000, but this may be increased each year from 2019 onwards by a certain amount as permitted in the plan. The plan allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and RSUs.

During Fiscal 2018, we issued 592,717 share options, 15,000 SARs and 30,937 RSUs. The share options and SARs both vest evenly over 4 years from the grant date, subject to the participant's continued employment by Gates on the vesting date and expire ten years after the date of grant. Details of the share options and SARs granted are set out in the table below. The RSUs vest evenly over 3 years from the date of grant, subject to the participant’s continued employment by Gates on the vesting date. The awards expire ten years after the date of grant. The weighted average grant date fair value of these awards was $16.97. During Fiscal 2018, 25,430 of the RSUs issued in Fiscal 2017 vested. There were no other movements in these RSUs during the current period.
As of December 29, 2018, the unrecognized compensation relating to the nonvested options was $37.4 million, which is expected to be recognized over a weighted-average period of 3.3 years. As of December 29, 2018, the unrecognized compensation relating to nonvested RSUs was $1.1 million, which is expected to be recognized over a weighted average period of 1.6 years.
The fair value of the options at their grant date was measured using a Black-Scholes valuation model in the case of Tier I options, and Monte Carlo valuations in the case of Tiers II, III and IV. The weighted average fair values and relevant assumptions were as follows:

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Fair value:
—Tier I	n/a	$4.50	$2.96
—Tier II	n/a	$2.80	$1.83
—Tier III	n/a	$2.22	$1.46
—Tier IV	n/a	$2.28	$1.56
—Share options	$7.44	n/a	n/a
—SARs	$6.44	$3.94	n/a
Inputs to the model:
—Expected volatility - share options	39.6%	43.6%	45.0%
—Expected volatility - SARs	38.9%	43.6%	n/a
—Expected option life for Tier I options	n/a	6.5 years	6.5 years
—Expected option life for Tier II, III and IV options	n/a	6.0 years	6.6 years
—Expected option life for share options	6.3 years	n/a	n/a
—Expected option life for SARs	6.3 years	n/a	n/a
—Expected option life after liquidity event for Tier II, III and IV options	n/a	4.0 years	3.4 years
—Risk-free interest rate:
Tier I	n/a	2.04%	1.54%
Tiers II, III and IV	n/a	1.98%	1.56%
Share options	2.80%	n/a	n/a
SARs	2.89%	n/a	n/a
—Expected dividends	—	—	—

Details of the options and similar awards outstanding were as follows:

	For the year ended December 29, 2018
	Number of options	Weighted average exercise price ($)
Outstanding at the beginning of the period:
—Tier I	4,445,535	$7.07
—Tier II	5,246,164	$6.99
—Tier III	5,246,164	$6.99
—Tier IV	5,246,164	$10.48
—SARs	709,372	$6.56
	20,893,399	$7.87
Granted during the period:
—SARs	15,000	$14.99
—Share options	592,717	$17.10
	607,717	$17.05
Forfeited during the period:
—Tier I	(141,790)	$8.00
—Tier II	(408,384)	$7.05
—Tier III	(408,384)	$7.05
—Tier IV	(408,384)	$10.58
—Share options	(10,000)	$15.27
	(1,376,942)	$8.25
Expired during the period:
—Tier I	(12,194)	$6.56
	(12,194)	$6.56
Exercised during the period:
—Tier I	(79,014)	$6.88
	(79,014)	$6.88
Outstanding at the end of the period:
—Tier I	4,212,537	$7.03
—Tier II	4,837,780	$6.97
—Tier III	4,837,780	$6.97
—Tier IV	4,837,780	$10.46
—SARs	724,372	$8.17
—Share options	582,717	$17.14
	20,032,966	$8.16

Exercisable at the end of the period	2,140,769	$6.75
During the year ended December 29, 2018, cash of $0.6 million was received in relation to the exercise of vested options. The aggregate intrinsic value of options exercised and RSUs vested during Fiscal 2018 was $0.8 million and $0.4 million, respectively.
The aggregate intrinsic value of options that are fully vested and currently exercisable was $13.8 million and the weighted-average remaining contractual term of those options was 6.2 years.

19. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at a public offering price of $19.00 per share. Shortly thereafter, the underwriters of the initial public offering exercised in full their over-allotment option for a further 5,775,000 shares, also at a price to the public of $19.00 per share. Movements in the Company's number of shares outstanding for the year ended December 29, 2018 and December 30, 2017, respectively, were as follows:

(number of shares)	As of December 29, 2018	As of December 30, 2017
Balance as of the beginning of the period	245,474,605	245,627,952
Issuance of shares	44,275,000	80,107
Exercise of share options	79,014	—
Repurchase of shares	—	(233,454)
Vesting of restricted stock units	18,955	—
Balance as of the end of the period	289,847,574	245,474,605
The Company has one class of authorized and issued shares, with a par value of $0.01 and each share has equal voting rights.
20. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of January 2, 2016	$0.5	$(0.3)	$(737.9)	$(22.2)	$(759.9)	$(38.5)	$(798.4)
Foreign currency translation	—	—	(146.2)	—	(146.2)	(16.4)	(162.6)
Cash flow hedges movements	—	—	—	(2.9)	(2.9)	—	(2.9)
Available-for-sale investment movements	(0.7)	—	—	—	(0.7)	—	(0.7)
Post-retirement benefit movements	—	(6.2)	—	—	(6.2)	(0.5)	(6.7)
Other comprehensive loss	(0.7)	(6.2)	(146.2)	(2.9)	(156.0)	(16.9)	(172.9)
As of December 31, 2016	(0.2)	(6.5)	(884.1)	(25.1)	(915.9)	(55.4)	(971.3)
Foreign currency translation	—	—	141.3	—	141.3	29.5	170.8
Cash flow hedges movements	—	—	—	7.6	7.6	—	7.6
Available-for-sale investment movements	(0.1)	—	—	—	(0.1)	(0.1)	(0.2)
Post-retirement benefit movements	—	19.7	—	—	19.7	0.5	20.2
Other comprehensive (loss) income	(0.1)	19.7	141.3	7.6	168.5	29.9	198.4
As of December 30, 2017	(0.3)	13.2	(742.8)	(17.5)	(747.4)	(25.5)	(772.9)
Foreign currency translation	—	—	(107.2)	—	(107.2)	(17.9)	(125.1)
Cash flow hedges movements	—	—	—	5.6	5.6	—	5.6
Post-retirement benefit movements	—	(5.6)	—	—	(5.6)	(0.2)	(5.8)
Other comprehensive income (loss)	—	(5.6)	(107.2)	5.6	(107.2)	(18.1)	(125.3)
Reclassification to retained earnings on adoption of ASU 2016-01 “Financial Instruments”	0.3	—	—	—	0.3	—	0.3
As of December 29, 2018	$—	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the year ended December 29, 2018, Gates incurred $8.0 million, compared with $6.7 million during Fiscal 2017 and $6.1 million during Fiscal 2016, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at December 29, 2018 or December 30, 2017.
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
During the periods presented, through to November 2, 2017, Blackstone held a controlling interest in Alliance Automotive Group (“Alliance”), a wholesale distributor of automotive parts in France and the U.K. Net sales by Gates to affiliates of Alliance during the portion of Fiscal 2017 in which Blackstone controlled Alliance were $27.2 million, compared with $20.0 million during Fiscal 2016.
During Fiscal 2016, Blackstone also held an interest in Optiv Inc., an entity that supplies Gates with certain IT-related services. During Fiscal 2016, Gates paid Optiv Inc. $1.2 million. Blackstone sold Optiv Inc. in December 2016, and it was therefore not a related party to Gates during Fiscal 2017 or Fiscal 2018.

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Sales and income	$1.6	$1.8
Purchases	$(15.2)	$(9.8)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of December 29, 2018, compared with $0.2 million as of December 30, 2017. During Fiscal 2018, we received dividends of $0.4 million from our equity method investees, compared with $0.4 million and $0.3 million during Fiscal 2017 and Fiscal 2016, respectively.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017
Sales	$60.6	$55.2
Purchases	$(20.7)	$(21.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 29, 2018	As of December 30, 2017
Receivables	$0.6	$0.5
Payables	$(0.3)	$(0.4)
D. Majority-owned subsidiaries
In January 2019, we reached agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries. As a result, we expect to reduce the magnitude of net income allocated to such non-controlling interests beginning in 2019, including a one-time benefit reducing certain non-controlling interests, which could be significant.
22. Commitments and contingencies
A. Leases
Future minimum lease payments under operating and capital leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2018 were as follows:

(dollars in millions)	Operating	Capital	Total
Fiscal year
2019	$25.0	$0.3	$25.3
2020	21.3	0.3	21.6
2021	18.2	0.3	18.5
2022	14.4	0.3	14.7
2023	12.6	0.4	13.0
Thereafter	86.5	0.4	86.9
Total minimum payments	$178.0	$2.0	$180.0
As of December 29, 2018, there was no minimum sublease rental income that is due in the future under non-cancelable subleases.

The rental expense recognized in respect of assets held under operating leases was as follows:

	For the year ended
(dollars in millions)	December 29, 2018	December 30, 2017	December 31, 2016
Minimum payments	$39.0	$36.6	$35.0
Less: Sublease rental income	(1.6)	(3.4)	(3.5)
	$37.4	$33.2	$31.5
No arrangements have been entered into for contingent rental payments.
B. Capital and other commitments
As of December 29, 2018, Gates had entered into contractual commitments for the purchase of property, plant and equipment amounting to $18.8 million, compared with $23.2 million as of December 30, 2017, and for the purchase of non-integral computer software amounting to $2.5 million, compared with $3.5 million as of December 30, 2017. As of December 29, 2018, Gates had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $32.2 million, compared with $30.3 million as of December 30, 2017.
C. Performance bonds, letters of credit and bank guarantees
As of December 29, 2018, letters of credit were outstanding against the asset-backed revolving facility amounting to $57.8 million, compared with $58.0 million as of December 30, 2017. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.4 million as of December 29, 2018, compared with $3.4 million as of December 30, 2017.
D. Company–owned life insurance policies
Gates is the beneficiary of a number of corporate-owned life assurance policies against which it borrows from the relevant life assurance company. As of December 29, 2018, the surrender value of the policies was $930.0 million, compared with $917.4 million as of December 30, 2017, and the amount outstanding on the related loans was $928.2 million, compared with $915.7 million as of December 30, 2017. For financial reporting purposes these amounts are offset as a legal right of offset exists and the net receivable of $1.8 million, compared with $1.7 million as of December 30, 2017, is included in other receivables.
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
F. Allowance for doubtful accounts
Movements in our allowance for doubtful accounts were as follows:

(dollars in millions)	Balance at beginning of year	Charged to net income	Deductions	Foreign currency translation	Balance at end of year
2016	$5.0	$1.5	$(2.9)	$(0.2)	$3.4
2017	$3.4	$3.7	$(0.8)	$0.5	$6.8
2018	$6.8	$1.4	$(0.5)	$(0.3)	$7.4

23. Quarterly financial data (unaudited)
The following table sets forth selected unaudited quarterly financial information for the years ended December 29, 2018, and December 30, 2017. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this annual report. These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

(dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Statement of operations data:
Net sales	$852.0	$875.1	$828.4	$792.1
Gross profit	335.9	357.5	327.2	310.0
Income from continuing operations before income taxes	41.1	104.4	74.2	83.8
Net income	29.3	92.6	66.7	82.5
Net income attributable to shareholders	24.2	85.6	59.9	75.6
Basic earnings per share from continuing operations	0.09	0.30	0.21	0.26
Basic earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share from continuing operations	0.09	0.29	0.20	0.26
Diluted earnings per share from discontinued operations	—	—	—	—
2017
Statement of operations data:
Net sales	$730.2	$769.1	$760.6	$781.8
Gross profit	286.8	318.4	310.8	302.0
Income from continuing operations before income taxes	38.6	12.7	34.0	24.2
Net income	26.4	7.9	18.2	130.2
Net income attributable to shareholders	18.9	0.4	13.2	118.8
Basic earnings per share from continuing operations	0.08	—	0.05	0.49
Basic earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share from continuing operations	0.07	0.01	0.05	0.47
Diluted earnings per share from discontinued operations	0.01	—	—	(0.01)
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