Form 10-Q
period 2019-03-30
Gates Industrial Corp plc
filed 2019-05-08
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	GTES	New York Stock Exchange
As of May 7, 2019, there were 290,045,715 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed or implied by our forward-looking statements, including but not limited to the factors described in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholder, The Blackstone Group L.P., over us, as such factors may be updated from time to time in the Company's periodic filings with the SEC. Investors are urged to consider carefully the disclosure in our filings with the SEC, which are accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
All amounts in this quarterly report are expressed in United States of America (the “United States” or “U.S.”) dollars, unless indicated otherwise.

Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:

•	“Gates,” the “Company,” “we,” “us” and “our” refer, unless the context requires otherwise, to Gates Industrial Corporation plc and its consolidated subsidiaries; and

•	“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group L.P., our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 30, 2019	March 31, 2018
Net sales	$804.9	$852.0
Cost of sales	497.6	516.1
Gross profit	307.3	335.9
Selling, general and administrative expenses	200.5	208.6
Transaction-related expenses	0.4	4.7
Impairment of intangibles and other assets	—	0.3
Restructuring expenses (income)	3.3	(0.3)
Other operating expenses	2.9	4.3
Operating income from continuing operations	100.2	118.3
Interest expense	38.1	59.8
Other (income) expenses	(3.3)	17.4
Income from continuing operations before taxes	65.4	41.1
Income tax (benefit) expense	(539.7)	11.7
Net income from continuing operations	605.1	29.4
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.3	0.1
Net income	604.8	29.3
Less: non-controlling interests	(8.9)	5.1
Net income attributable to shareholders	$613.7	$24.2

Earnings per share
Basic
Earnings per share from continuing operations	$2.12	$0.09
Earnings per share from discontinued operations	—	—
Earnings per share	$2.12	$0.09

Diluted
Earnings per share from continuing operations	$2.08	$0.09
Earnings per share from discontinued operations	—	—
Earnings per share	$2.08	$0.09
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net income	$604.8	$29.3
Other comprehensive income
Foreign currency translation:
—Net translation gain on foreign operations, net of tax (expense) benefit, respectively, of ($0.2) and $1.7	27.2	77.0
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0 and $0	5.6	(20.9)
Total foreign currency translation movements	32.8	56.1
Cash flow hedges (interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit, respectively, of $2.1 and $0	(11.2)	9.7
—Reclassification to net income, net of tax expense, respectively, of $0 and $0.4	0.1	2.0
Total cash flow hedges movements	(11.1)	11.7
Post-retirement benefits:
—Current year actuarial movements, net of tax expense, respectively, of $0 and $0	—	(0.1)
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1 and $0	—	(0.2)
Total post-retirement benefit movements	—	(0.3)
Other comprehensive income	21.7	67.5
Comprehensive income for the period	$626.5	$96.8

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$628.3	$75.1
—Loss arising from discontinued operations	(0.3)	(0.1)
	628.0	75.0
Comprehensive (loss) income attributable to non-controlling interests	(1.5)	21.8
	$626.5	$96.8
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 30, 2019	As of December 29, 2018
Assets
Current assets
Cash and cash equivalents	$333.6	$423.4
Trade accounts receivable, net	790.5	742.3
Inventories	559.7	537.6
Taxes receivable	26.8	7.2
Prepaid expenses and other assets	125.4	104.1
Total current assets	1,836.0	1,814.6
Non-current assets
Property, plant and equipment, net	757.2	756.3
Goodwill	2,055.0	2,045.9
Pension surplus	54.4	52.6
Intangible assets, net	1,963.0	1,990.6
Right-of-use assets	120.9	—
Taxes receivable	27.9	27.9
Deferred income taxes	594.5	5.1
Other non-current assets	28.9	29.6
Total assets	$7,437.8	$6,722.6
Liabilities and equity
Current liabilities
Debt, current portion	$34.2	$51.6
Trade accounts payable	399.8	424.0
Taxes payable	19.8	19.2
Accrued expenses and other current liabilities	187.9	184.2
Total current liabilities	641.7	679.0
Non-current liabilities
Debt, less current portion	2,928.9	2,953.4
Post-retirement benefit obligations	154.4	155.9
Lease liabilities	108.5	—
Taxes payable	152.7	81.9
Deferred income taxes	409.5	439.5
Other non-current liabilities	80.0	79.2
Total liabilities	4,475.7	4,388.9
Commitments and contingencies (note 20)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,043,420 (December 29, 2018: authorized shares: 3,000,000,000; outstanding shares: 289,847,574)	2.9	2.9
—Additional paid-in capital	2,420.6	2,416.9
—Accumulated other comprehensive loss	(840.0)	(854.3)
—Retained earnings	995.6	381.9
Total shareholders’ equity	2,579.1	1,947.4
Non-controlling interests	383.0	386.3
Total equity	2,962.1	2,333.7
Total liabilities and equity	$7,437.8	$6,722.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net income	$604.8	$29.3
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	56.1	55.0
Non-cash currency transaction (gain) loss on net debt and hedging instruments	(13.6)	4.7
Premium paid on redemption of long-term debt	—	27.0
Other net non-cash financing costs	13.1	6.4
Share-based compensation expense	2.6	1.6
Decrease in post-employment benefit obligations, net	(2.4)	(1.2)
Deferred income taxes	(624.4)	(11.1)
Other operating activities	2.4	0.8
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(46.1)	(78.8)
—Increase in inventories	(21.3)	(29.0)
—(Decrease) increase in accounts payable	(25.8)	23.3
—Increase in prepaid expenses and other assets	(12.4)	(1.3)
—Increase (decrease) in taxes payable	51.7	(2.4)
—Decrease in other liabilities	(32.4)	(50.8)
Net cash used in operations	(47.7)	(26.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(21.3)	(55.9)
Purchases of intangible assets	(1.6)	(4.6)
Net cash paid under corporate-owned life insurance policies	(8.8)	(8.0)
Other investing activities	—	(0.9)
Net cash used in investing activities	(31.7)	(69.4)
Cash flows from financing activities
Issue of shares, net of underwriting costs	1.2	799.1
Other offering costs	—	(3.2)
Payments of long-term debt	(12.7)	(920.1)
Premium paid on redemption of long-term debt	—	(27.0)
Dividends paid to non-controlling interests	(1.8)	—
Other financing activities	0.2	6.2
Net cash used in financing activities	(13.1)	(145.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.8	5.1
Net decrease in cash and cash equivalents and restricted cash	(89.7)	(235.8)
Cash and cash equivalents and restricted cash at the beginning of the period	424.6	566.0
Cash and cash equivalents and restricted cash at the end of the period	$334.9	$330.2
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$51.4	$73.4
Income taxes paid, net	$33.0	$25.5
Accrued capital expenditures	$0.4	$2.6
Accrued deferred offering costs	$—	$5.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	24.2	24.2	5.1	29.3
Other comprehensive income, net	—	—	50.8	—	50.8	16.7	67.5
Total comprehensive income	—	—	50.8	24.2	75.0	21.8	96.8
Other changes in equity:
—Issuance of shares	0.4	840.8	—	—	841.2	—	841.2
—Share-based compensation	—	1.4	—	—	1.4	—	1.4
—Cost of shares issued	—	(52.7)	—	—	(52.7)	—	(52.7)
As of March 31, 2018	$2.9	$2,412.1	$(696.6)	$161.1	$1,879.5	$435.6	$2,315.1

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	613.7	613.7	(8.9)	604.8
Other comprehensive income, net	—	—	14.3	—	14.3	7.4	21.7
Total comprehensive income (loss)	—	—	14.3	613.7	628.0	(1.5)	626.5
Other changes in equity:
—Issuance of shares	—	1.2	—	—	1.2	—	1.2
—Share-based compensation	—	2.5	—	—	2.5	—	2.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
As of March 30, 2019	$2.9	$2,420.6	$(840.0)	$995.6	$2,579.1	$383.0	$2,962.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc became the indirect owner of all of the equity interests in Omaha Topco Ltd. (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by affiliates of The Blackstone Group L.P. (“Blackstone” or our “Sponsor”), and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of this ratio. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded on the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information for periods prior to those transactions reflects that of Omaha Topco.
In these condensed consolidated financial statements and related notes, all references to “Gates,” “we,” “us,” and “our” refer, unless the context requires otherwise, to Gates Industrial Corporation plc and its consolidated subsidiaries.
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of March 30, 2019 and December 29, 2018 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the 91 day period from December 30, 2018 to March 30, 2019, with comparative information for the 91 day period from December 31, 2017 to March 31, 2018.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 30, 2019 and the results of its operations and cash flows for the periods ended March 30, 2019 and March 31, 2018. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
These condensed consolidated financial statements are unaudited and, except as noted below, have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 29, 2018. The condensed consolidated balance sheet as of December 29, 2018 has been derived from those audited financial statements.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 29, 2018 included in the Company’s Annual Report on Form 10-K.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2019 fiscal year of the following new Accounting Standard Updates (each, an “ASU”):

•	ASU 2016-02 “Leases” (Topic 842)

•	ASU 2018-10 “Leases” (Topic 842): Codification Improvements to Topic 842, Leases

•	ASU 2018-11 “Leases” (Topic 842): Targeted Improvements

•	ASU 2019-01 “Leases” (Topic 842): Codification Improvements
In February 2016, the FASB issued an ASU which introduces a lessee model that will bring most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases, although certain short-term leases are exempted from the standard. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease”. This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee.
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method of applying the new leases standard at the adoption date with comparative periods continuing to be presented in accordance with current GAAP (Topic 840 “Leases”). We have adopted Topic 842 using this practical expedient and consequently comparative information in these condensed consolidated financial statements has not been restated.
We have applied the following additional practical expedients on transition to Topic 842:

(i)	We have not reassessed whether or not any expired or existing contracts are or contain leases.

(ii)
We have not reassessed the lease classification for any expired or existing leases (i.e., all existing leases that are currently classified as operating leases will continue to be classified as such under Topic 842, and all existing leases that were classified as capital leases will continue to be classified as finance leases).

(iii)	We have not reassessed any initial direct costs for leases existing on the date of adoption of Topic 842.
On transition, we recognized a right-of-use asset of $126.0 million, a lease liability of $132.9 million, with the difference relating primarily to reversing deferred rent liabilities existing under Topic 840. Note 11 sets out new disclosures related to Topic 842.
The following ASUs that were also adopted on the first day of the 2019 fiscal year did not have, and we believe will not have, a significant impact on our results, financial position or disclosures:

•	ASU 2018-07 “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•	ASU 2018-16 “Derivatives and Hedging” (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
In addition, we adopted ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated OCI; however, we have not adopted the policy election outlined therein regarding the reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
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
In August 2018, the FASB issued an ASU to modify the disclosure requirements on fair value measurements in Topic 820 “Fair Value Measurement” including the consideration of costs and benefits. The amendments remove certain disclosures, clarify other disclosure requirements, and add new disclosure requirements that have been identified as relevant.
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
Goodwill of $34.4 million arose from this acquisition and related primarily to the expected benefit from the acceleration of our growth strategy within the Fluid Power product line and expansion of our product range and geographic coverage.
Pro forma information has not been presented for this acquisition because it is not material.

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
B. Operating segments and segment assets
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world.
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
C. Segment net sales and disaggregated net sales
Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included below.

	Net Sales
	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Power Transmission	$499.5	$546.0
Fluid Power	305.4	306.0
Continuing operations	$804.9	$852.0
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
U.S.	$310.0	$315.9
North America, excluding the U.S.	88.6	86.3
United Kingdom (“U.K.”)	22.5	26.2
Europe, Middle East and Africa (“EMEA”), excluding the U.K.	180.5	205.1
East Asia and India	94.1	98.4
Greater China	84.0	92.7
South America	25.2	27.4
Net Sales	$804.9	$852.0

The following table summarizes our net sales into emerging and developed markets:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Developed	$543.7	$562.2
Emerging	261.2	289.8
Net Sales	$804.9	$852.0
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other (income) expenses, income taxes, depreciation and amortization derived from financial information prepared in accordance with U.S. GAAP.
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses (income);

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.

Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Power Transmission	$109.9	$125.3
Fluid Power	55.6	58.6
Continuing operations	$165.5	$183.9
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net income from continuing operations	$605.1	$29.4
Income tax (benefit) expense	(539.7)	11.7
Income from continuing operations before taxes	65.4	41.1
Interest expense	38.1	59.8
Other (income) expenses	(3.3)	17.4
Operating income from continuing operations	100.2	118.3
Depreciation and amortization	56.1	55.0
Transaction-related expenses (1)	0.4	4.7
Impairment of intangibles and other assets	—	0.3
Restructuring expenses (income)	3.3	(0.3)
Share-based compensation	2.6	1.6
Sponsor fees (included in other operating expenses)	1.8	1.9
Other operating expenses	1.1	2.4
Adjusted EBITDA	$165.5	$183.9

(1)
Transaction-related expenses relate primarily to advisory fees recognized in respect of our initial public offering, the acquisition of businesses and costs related to other corporate transactions such as debt refinancings.

5. Restructuring initiatives
Gates continues to undertake various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Gates’ businesses and to relocate certain operations to lower cost locations. A majority of the accrual for restructuring expenses is expected to be utilized during 2019 and 2020.
Restructuring expenses of $3.3 million were recognized during the three months ended March 30, 2019 relating to the closure of one of our facilities in France and a strategic restructuring as part of our Asian business, compared with income of $0.3 million in the prior year period.
Restructuring expenses (income) recognized in the condensed consolidated statements of operations for each segment were as follows:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Power Transmission	$2.9	$(0.4)
Fluid Power	0.4	0.1
Continuing operations	$3.3	$(0.3)

The following summarizes the restructuring activity for the three month periods ended March 30, 2019 and March 31, 2018, respectively:

(dollars in millions)	As of March 30, 2019	As of March 31, 2018
Balance as of the beginning of the period	$2.6	$8.6
Utilized during the period	(2.0)	(3.1)
Charge (benefit) for the period	3.3	(1.0)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$3.8	$4.6
Restructuring reserves are included in the accompanying condensed consolidated balance sheet as follows:

(dollars in millions)	As of March 30, 2019	As of March 31, 2018
Accrued expenses and other current liabilities	$3.5	$4.2
Other non-current liabilities	0.3	0.4
	$3.8	$4.6
6. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 30, 2019, we had an income tax benefit of $539.7 million on pre-tax income of $65.4 million, which resulted in an effective tax rate of (825.2%) compared with an income tax expense of $11.7 million on pre-tax income of $41.1 million, which resulted in an effective tax rate of 28.5% for the three months ended March 31, 2018.
The decrease in the effective tax rate for the three months ended March 30, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $617.3 million related to the release of valuation allowances in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was partially offset by a discrete expense of $66.1 million related to unrecognized tax benefits primarily resulting from the European business reorganization (the “Reorganization”) that occurred during the current period. Additionally, in the comparative period ended March 31, 2018, there was $21.1 million of non-operating costs for which no tax benefit was recognized and no similar costs in the current period, which also contributed to a reduction in the effective tax rate on a comparative basis.
Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	taxable income in prior carry back years if carry back is permitted under the relevant tax law;

•	future reversal of existing temporary differences;

•	tax-planning strategies that are prudent and feasible; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2019, it is more likely than not that deferred tax assets in Luxembourg, the U.K., and the U.S. totaling $627.6 million are realizable. Accordingly, we discretely recognized $617.3 million of our deferred tax asset in the quarter, while the remaining $10.3 million will be recognized either during the year through the effective tax rate or in accumulated other comprehensive (loss) income as a cumulative translation adjustment.
Included within the $627.6 million total deferred tax assets above are deferred tax assets totaling $615.6 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed due to the implementation of the Reorganization. The Reorganization was implemented in the quarter to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
The positive evidence that existed in favor of releasing the allowance as of March 30, 2019 and ultimately outweighed the negative evidence included the following:

•	our profitability in Europe in 2018 and prior years and for the three months ended March 30, 2019, as well as our expectations regarding the sustainability of these profits;

•
the impact of the implementation in the quarter of the Reorganization, which created an expectation of future income in Luxembourg and, thereby, removed negative evidence that supported maintaining the valuation allowance against our deferred tax assets as of December 29, 2018; and

•	the fact that our net operating loss carryforwards in Luxembourg are indefinite lived.
Additionally, as a result of additional financing income realized in the quarter that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K.
Finally, as a result of changes in estimates of future taxable profits, our judgment changed regarding realizability of $4.3 million of U.S. foreign tax credits and $1.5 million of U.S. net operating losses with related recorded valuation allowances.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. A change in expectations with regard to future realization of deferred tax assets could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that the consequences of them, should they arise, in our view with regards to the future realization of deferred tax assets may materially impact our financial statements.
7. Earnings per share
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

The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 30, 2019	March 31, 2018
Net income attributable to shareholders	$613.7	$24.2

Weighted average number of shares outstanding	289,928,526	274,876,458
Dilutive effect of share-based awards (number of shares)	4,733,387	9,427,991
Diluted weighted average number of shares outstanding	294,661,913	284,304,449

Basic earnings per share	$2.12	$0.09
Diluted earnings per share	$2.08	$0.09
For the three months ended March 30, 2019 and March 31, 2018, shares totaling 3,809,508 shares and 180,538 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of March 30, 2019	As of December 29, 2018
Raw materials and supplies	$143.9	$152.1
Work in progress	39.5	38.4
Finished goods	376.3	347.1
Total inventories	$559.7	$537.6
9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 29, 2018	$1,374.1	$671.8	$2,045.9
Foreign currency translation	4.3	4.8	9.1
As of March 30, 2019	$1,378.4	$676.6	$2,055.0
10. Intangible assets

	As of March 30, 2019			As of December 29, 2018
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,021.8	$(565.9)	$1,455.9	$2,017.4	$(534.8)	$1,482.6
—Technology	90.7	(87.2)	3.5	90.6	(87.0)	3.6
—Capitalized software	65.6	(31.4)	34.2	64.2	(29.2)	35.0
	2,178.1	(684.5)	1,493.6	2,172.2	(651.0)	1,521.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,691.5	$(728.5)	$1,963.0	$2,685.6	$(695.0)	$1,990.6
During the three months ended March 30, 2019, the amortization expense recognized in respect of intangible assets was $32.6 million, compared with $32.9 million for the three months ended March 31, 2018. In addition, movements in foreign currency exchange rates resulted in a increase in the net carrying value of total intangible assets of $3.3 million for the three months ended March 30, 2019, compared with an increase of $24.6 million for the three months ended March 31, 2018.

11. Leases
A. Overview
As discussed in note 1, at the beginning of our 2019 fiscal year, we adopted new lease accounting guidance under Topic 842 “Leases”, which brings most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases, although certain short-term leases are exempted from the standard.
Under Topic 842, we evaluate our contracts and supply arrangements and conclude that they contain a lease at inception where (i) a tangible asset is explicitly or implicitly identified in the contract, (ii) we use the same asset identified over the course of the agreement, (iii) we obtain substantially all of the economic benefits from the use of the underlying asset, and (iv) we direct how and for what purpose the asset is used during the term of the contract. Leases are typically recognized on the balance sheet at their commencement date. However, if we take legal possession and have control over the asset before the commencement date, we would recognize the lease on the balance sheet at the earlier date.
Gates has over 1,000 leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in approximately 100 real estate leases, which accounted for approximately 87% of the lease liability under non-cancellable leases as of March 30, 2019. The remaining leases are predominantly comprised of equipment and vehicle leases.
Options to extend or terminate leases
In determining the lease term, we consider various economic factors, including real estate strategies, the nature, length and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these factors, where a contract has a renewal option, we generally assume with reasonable certainty that we will renew real estate leases and will not renew equipment, vehicles or any other leases.
Variable payments
A number of our leases, particularly real estate leases, include base rent escalation clauses. The majority of these are based on the change in a local consumer price or similar index. Payments that vary based on an index or rate are included in the measurement of our lease assets and liabilities at the rate as of the commencement date. All other variable payments are excluded from the measurement of our lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred.
Residual value guarantees, restrictions or covenants, and leases that have not yet commenced
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of March 30, 2019, there were no significant new leases that have not yet commenced.
B. Significant assumptions and judgments
Discount rate
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily available. As most of our leases do not provide an implicit rate, we discount the future minimum lease payments using an incremental borrowing rate which represents the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine this rate at a country or lower level and take into account factors including currency, country risk premium, industry risk and adjustments for collateralized debt. Appropriate yield curves are used to derive different debt tenors to approximate the applicable lease term.
The discount rate is reassessed when there is a remeasurement of the lease liability, which happens predominantly when there is a contract modification and that modification does not result in a separate contract.

Elections and practical expedients
The following practical expedients have been adopted as part of our accounting policy on leases:

(i)	we will not separate the lease component from the non-lease component for all asset classes. We have therefore not allocated consideration in a contract between lease and non-lease components; and

(ii)
we recognize the payments on short-term leases (leases with terms at inception of 12 months or fewer) in net income on a straight-line basis over the lease term. No amount is recognized on the balance sheet with respect to these leases.

C. Quantitative disclosures

(dollars in millions)	Three months ended March 30, 2019
Lease expenses
Operating lease expense	$7.6
Short-term lease expense	0.7
Variable lease expense	0.4
Total lease expense	$8.7

Other information
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from operating leases	$6.6
—Financing cash flows from finance leases	0.1
$6.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.0
Weighted-average remaining lease term — finance leases	13.2 years
Weighted-average remaining lease term — operating leases	9.9 years
Weighted-average discount rate — finance leases	1.9%
Weighted-average discount rate — operating leases	5.7%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases (1)
Remainder of 2019	$24.6	$0.4
2020	22.2	0.3
2021	17.5	0.3
2022	15.1	0.2
2023	12.6	—
2024 and beyond	84.2	—
Total lease payments	176.2	1.2
Interest	47.3	0.2
Total present value of lease liabilities	$128.9	$1.0

(1)
Although our finance leases have a weighted average remaining lease term of 13.2 years, the primary lease includes a ten year rent-free period at the end of the contract such that there will be no lease payments made beyond 2022.

Balance sheet presentation of leases

(dollars in millions)	Operating leases	Finance leases
Right-of-use assets	$120.9	$1.0

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$20.4	$0.1
Long-term lease liabilities	108.5	0.9
Total lease liabilities	$128.9	$1.0
Topic 840 Disclosures
Future minimum lease payments under operating and finance leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2018 were as follows:

(dollars in millions)	Operating leases	Finance leases	Total
Fiscal year
2019	$25.0	$0.3	$25.3
2020	21.3	0.3	21.6
2021	18.2	0.3	18.5
2022	14.4	0.3	14.7
2023	12.6	0.4	13.0
2024 and beyond	86.5	0.4	86.9
Total	$178.0	$2.0	$180.0
12. Derivative financial instruments
We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
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
The following table sets out the fair value gain (loss) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net fair value gain (loss) recognized in OCI in relation to:
—Euro-denominated debt	$0.7	$(15.2)
—Designated cross currency swaps	4.9	(5.7)
Total net fair value gain (loss)	$5.6	$(20.9)
During the three months ended March 30, 2019, a net gain of $2.2 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with $0 in the prior year period.

The following table sets out the movement before tax recognized in OCI in relation to the interest rate derivatives:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Movement recognized in OCI in relation to:
—Fair value (loss) gain on interest rate derivatives	$(13.3)	$9.7
—Deferred premium reclassified from OCI to net income	0.1	2.4
Total movement	$(13.2)	$12.1
During the three months ended March 30, 2019, net expense of $0.1 million was recognized in interest expense in relation to our cash flow hedges, compared with a net expense of $2.4 million in the prior year period.
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the three months ended March 30, 2019, a net gain of $2.7 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net loss of $0.1 million in the prior year period.
The fair values of derivative financial instruments were as follows:

	As of March 30, 2019					As of December 29, 2018
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$5.1	$—	$—	$(21.5)	$(16.4)	$5.4	$—	$—	$(27.5)	$(22.1)
—Interest rate caps	1.2	0.1	(0.8)	(4.2)	(3.7)	3.5	1.6	—	(10.9)	(5.8)
—Interest rate swaps	—	—	—	(20.3)	(20.3)	—	—	(0.3)	(2.6)	(2.9)

Derivatives not designated as hedging instruments:
—Currency swaps	0.1	—	—	—	0.1	—	—	—	—	—
—Currency forward contracts	2.7	—	(0.1)	—	2.6	1.3	—	(0.4)	—	0.9
	$9.1	$0.1	$(0.9)	$(46.0)	$(37.7)	$10.2	$1.6	$(0.7)	$(41.0)	$(29.9)
A. Currency derivatives
As of March 30, 2019, the notional principal amount of outstanding foreign exchange contracts that are used to manage the currency profile of Gates’ cash was $12.4 million, compared with $0 as of December 29, 2018, none of which have been designated as hedging instruments during the three months ended March 30, 2019. As of March 30, 2019, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $89.2 million, compared with $108.0 million as of December 29, 2018, none of which have been designated as hedging instruments. In addition, we hold cross currency swaps that have been designated as net investment hedges. As of March 30, 2019 and December 29, 2018, the notional principal amount of these contracts was $270.0 million.
B. Interest rate caps and interest rate swaps
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. As of March 30, 2019 and December 29, 2018, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023. Our interest rate caps, which are designated as cash flow hedges, involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of March 30, 2019 and December 29, 2018, the notional amount of the interest rate cap contracts outstanding was $2.7 billion.

The periods covered by our interest rate caps are as follows:

(in millions)	Notional value
Covering current periods:
Through June 30, 2019	$1,000.0
Through June 30, 2020	$200.0
Covering future periods:
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
13. Fair value measurement
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
The carrying amount and fair value of our debt are set out below:

	As of March 30, 2019		As of December 29, 2018
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$34.2	$33.6	$51.6	$50.4
Non-current	2,928.9	2,931.0	2,953.4	2,873.2
	$2,963.1	$2,964.6	$3,005.0	$2,923.6
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

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of March 30, 2019
Available-for-sale securities	$0.9	$—	$0.9
Derivative assets	$—	$9.2	$9.2
Derivative liabilities	$—	$(46.9)	$(46.9)

As of December 29, 2018
Available-for-sale securities	$0.8	$—	$0.8
Derivative assets	$—	$11.8	$11.8
Derivative liabilities	$—	$(41.7)	$(41.7)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended March 30, 2019 or the year ended December 29, 2018.

14. Debt
Long-term debt, including the current portion and bank overdrafts, was as follows:

(dollars in millions)	As of March 30, 2019	As of December 29, 2018
Secured debt:
—Dollar Term Loan	$1,707.7	$1,716.4
—Euro Term Loan	724.4	742.1
Unsecured debt:
—Dollar Senior Notes	568.0	568.0
—Other loans	0.2	0.6
Total principal of debt	3,000.3	3,027.1
Deferred issuance costs	(46.5)	(48.7)
Accrued interest	9.3	26.6
Total carrying value of debt	2,963.1	3,005.0
Debt, current portion	34.2	51.6
Debt, less current portion	$2,928.9	$2,953.4
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

On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of March 30, 2019, borrowings under this facility bore interest at a rate of 5.25% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month, as such, the next reset date will be April 30, 2019. As of March 30, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next Euro Term Loan interest rate re-set date will be June 28, 2019.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended March 30, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.6 million, respectively. During the three months ended March 31, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $2.0 million, respectively.
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

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Gain (loss) recognized in statement of operations	$13.4	$(7.5)
Gain (loss) recognized in OCI	0.7	(10.2)
Total gains (losses)	$14.1	$(17.7)
During the three months ended March 30, 2019, the above net transactional foreign exchange gain of $13.4 million recognized in the other (income) expenses line has been substantially offset by net foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
As of March 30, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, on January 31, 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Loss recognized in statement of operations	$—	$(4.2)
Loss recognized in OCI	—	(5.0)
Total losses	$—	$(9.2)
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
Revolving credit facility
Gates also has a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. The facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both March 30, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of both March 30, 2019 and December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both March 30, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of March 30, 2019 amounted to $51.1 million, compared with $57.8 million as of December 29, 2018.
15. Post-retirement benefits
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

Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended March 30, 2019			Three months ended March 31, 2018
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.4	$—	$1.4	$1.4	$—	$1.4
Reported outside of operating income:
—Interest cost	5.9	0.6	6.5	6.0	0.6	6.6
—Expected return on plan assets	(7.0)	—	(7.0)	(5.8)	—	(5.8)
—Amortization of net actuarial loss (gain)	0.2	(0.3)	(0.1)	—	(0.2)	(0.2)
—Settlements and curtailments	(0.7)	—	(0.7)	0.4	—	0.4
Net periodic benefit cost	$(0.2)	$0.3	$0.1	$2.0	$0.4	$2.4

Contributions	$1.5	$1.0	$2.5	$2.2	$1.3	$3.5
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other (income) expenses line in the condensed consolidated statement of operations.
For 2019 as a whole, we expect to contribute approximately $4.2 million to our defined benefit pension plans and approximately $6.7 million to our other post-retirement benefit plans.
16. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended March 30, 2019, we recognized a charge of $2.6 million, compared with $1.6 million in the prior year period.
Share-based incentive awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan
Gates has a number of awards in issue under the 2014 Omaha Topco Ltd. Stock Incentive Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant’s continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by Blackstone at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise but cash equivalent to the increase in value of the Company’s share from the date of grant to the date of exercise is paid in cash to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end.
In addition to the above, in 2017, under the same plan, the Company issued 76,293 restricted stock units (“RSUs”). These RSUs vest evenly over 3 years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The awards expire ten years after the date of grant, in December 2027. There were no movements in these RSUs during the current period.
Changes in the awards granted under this plan are summarized in the tables below.

Share-based incentive awards issued under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan
In conjunction with the initial public offering in January 2018, Gates adopted a new equity-based compensation plan, which is a market-based long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and RSUs.
The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. The remainder of the options, the premium-priced options, vest evenly over a three year period, starting two years from the grant date. All options vest subject to the participant's continued employment by Gates on the vesting date and expire ten years after the date of grant.
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

	Three months ended March 30, 2019
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	4,212,537	$7.03
—Tier II	4,837,780	$6.97
—Tier III	4,837,780	$6.97
—Tier IV	4,837,780	$10.46
—SARs	724,372	$8.17
—Share options	582,717	$17.14
	20,032,966	$8.16
Granted during the period:
—SARs	71,150	$16.46
—Share options	1,099,505	$16.46
—Premium-priced options	796,460	$19.00
	1,967,115	$17.49
Forfeited during the period:
—Tier I	(81,298)	$6.56
—Tier II	(224,281)	$6.56
—Tier III	(224,281)	$6.56
—Tier IV	(224,281)	$9.84
—Share options	(10,000)	$17.72
	(764,141)	$7.67
Exercised during the period:
—Tier I	(190,034)	$6.56
	(190,034)	$6.56
Outstanding at the end of the period:
—Tier I	3,941,205	$7.06
—Tier II	4,613,499	$6.99
—Tier III	4,613,499	$6.99
—Tier IV	4,613,499	$10.49
—SARs	795,522	$8.91
—Share options	1,672,222	$16.69
—Premium-priced options	796,460	$19.00
	21,045,906	$9.07

Exercisable at the end of the period	2,224,638	$7.28
As of March 30, 2019, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $15.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $29.9 million, which will be recognized on occurrence of a liquidity event as described above.
During the three months ended March 30, 2019, cash of $1.2 million was received in relation to the exercise of vested options. The aggregate intrinsic value of options exercised during the three months ended March 30, 2019 was $1.7 million.
The aggregate intrinsic value of options that are fully vested and currently exercisable was $16.1 million and the weighted-average remaining contractual term of those options was 6.5 years.

Summary of movements in RSUs and PRSUs outstanding

	Three months ended March 30, 2019
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	81,800	$17.13
	81,800	$17.13
Granted during the period:
—RSUs	700,936	$16.45
—PRSUs	248,550	20.07
	949,486	$17.40
Forfeited during the period:
—RSUs	(13,218)	$17.00
	(13,218)	$17.00
Vested during the period:
—RSUs	(11,286)	$17.72
	(11,286)	$17.72
Outstanding at the end of the period
—RSUs	758,232	$16.49
—PRSUs	248,550	20.07
	1,006,782	$17.37
As of March 30, 2019, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $15.8 million, which is expected to be recognized over a weighted average period of 2.7 years, subject, where relevant, to the achievement of the performance conditions described above. The aggregate intrinsic value of RSUs and PRSUs vested during the three months ended March 30, 2019 was $0.2 million.

Valuation of awards granted during the period
The fair value of the options at their grant date was measured using a Black-Scholes valuation model in the case of SARs and share options. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. The weighted average fair values and relevant assumptions were as follows:

Three months ended March 30, 2019
Fair value:
—SARs	$5.88
—Share options	$5.88
—Premium-priced options	$5.65
—RSUs	$16.46
—PRSUs	$20.07

Inputs to the model:
—Expected volatility - SARs, share options and premium-priced options	31.9%
—Expected volatility - PRSUs	32.8%
—Expected option life for SARs and share options	6.0
—Expected option life for premium-priced options	7.0
—Risk-free interest rate:
SARs and share options	2.51%
Premium-priced options	2.53%
PRSUs	2.48%
—Expected dividends	—
17. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company's number of shares in issue for the three month periods ended March 30, 2019 and March 31, 2018, respectively, were as follows:

(number of shares)	As of March 30, 2019	As of March 31, 2018
Balance as of the beginning of the period	289,847,574	245,474,605
Issuance of shares	—	44,275,000
Exercise of share options	190,034	6,774
Vesting of restricted stock units	5,812	—
Balance as of the end of the period	290,043,420	289,756,379
The Company has one class of authorized and issued shares, with a par value of $0.01 and each share has equal voting rights.

18. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	39.4	—	39.4	16.7	56.1
Cash flow hedges movements	—	—	—	11.7	11.7	—	11.7
Post-retirement benefit movements	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive (loss) income	—	(0.3)	39.4	11.7	50.8	16.7	67.5
As of March 31, 2018	$(0.3)	$12.9	$(703.4)	$(5.8)	$(696.6)	$(8.8)	$(705.4)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 29, 2018	$—	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	—	25.4	—	25.4	7.4	32.8
Cash flow hedges movements	—	—	—	(11.1)	(11.1)	—	(11.1)
Other comprehensive income (loss)	—	—	25.4	(11.1)	14.3	7.4	21.7
As of March 30, 2019	$—	$7.6	$(824.6)	$(23.0)	$(840.0)	$(36.2)	$(876.2)
19. Related party transactions
A. Entities affiliated with Blackstone
In January 2018, Gates and Blackstone Management Partners L.L.C. (“BMP”) and Blackstone Tactical Opportunities Advisors L.L.C., each affiliates of our Sponsor (the “Managers”), entered into a new Transaction and Monitoring Fee Agreement (the “New Monitoring Fee Agreement”). Under this agreement, Gates Industrial Corporation plc and certain of its direct and indirect subsidiaries (collectively the “Monitoring Service Recipients”) engaged the Managers to provide certain monitoring, advisory and consulting services in the following areas:

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended March 30, 2019, Gates incurred $1.8 million, compared with $1.9 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at March 30, 2019 or December 29, 2018.
The New Monitoring Fee Agreement terminates upon the earlier to occur of (i) the second anniversary of the closing date of the initial public offering of Gates and (ii) the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million. Following termination of the New Monitoring Fee Agreement, the Managers will refund us any portion of the monitoring fee previously paid in respect of fiscal quarters that follow the termination date.

In addition, in connection with the initial public offering, we entered into a new Support and Services Agreement with BMP, under which Gates Industrial Corporation plc and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During the periods presented, no amounts were paid or outstanding under this agreement. This agreement terminates on the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
In connection with our initial public offering in January 2018, Blackstone Advisory Partners L.P., an affiliate of Blackstone, received underwriting fees of $3.2 million.
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Sales	$0.3	$0.6
Purchases	$(4.1)	$(2.5)
Amounts outstanding in respect of these transactions were payables of $0.3 million as of March 30, 2019, compared with $0.1 million as of December 29, 2018. During the three months ended March 30, 2019, we received no dividends from our equity method investees, compared with $0.4 million in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Sales	$13.4	$16.0
Purchases	$(5.4)	$(5.3)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 30, 2019	As of December 29, 2018
Receivables	$1.0	$0.6
Payables	$(0.2)	$(0.3)
D. Majority-owned subsidiaries
We have finalized an agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries, which will result in a smaller share of net income allocated to non-controlling interests. This change will be retrospectively effective from the beginning of 2019 and includes a one-time adjustment of $15.0 million, which has been recorded in the three months ended March 30, 2019.
20. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of March 30, 2019, letters of credit were outstanding against the asset-backed revolving facility amounting to $51.1 million, compared with $57.8 million as of December 29, 2018. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.8 million, compared with $3.4 million as of December 29, 2018.

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
C. Warranties
The following summarizes the movements in the warranty liability for the three month periods ended March 30, 2019 and March 31, 2018, respectively:

(dollars in millions)	As of March 30, 2019	As of March 31, 2018
Balance as of the beginning of the fiscal year	$14.3	$14.1
Charge for the period	2.6	4.4
Payments made	(2.2)	(3.2)
Released during the period	—	(0.2)
Foreign currency translation	0.1	0.1
Balance as of the end of the period	$14.8	$15.2
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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.

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
During the three months ended March 30, 2019, sales into replacement channels accounted for approximately 61% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 30, 2019, sales into first-fit channels accounted for approximately 39% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for the three months ended March 30, 2019, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.
Results for the three months ended March 30, 2019 compared with the results for the three months ended March 31, 2018
Summary Gates Performance

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net sales	$804.9	$852.0
Cost of sales	497.6	516.1
Gross profit	307.3	335.9
Selling, general and administrative expenses	200.5	208.6
Transaction-related expenses	0.4	4.7
Impairment of intangibles and other assets	—	0.3
Restructuring expenses (income)	3.3	(0.3)
Other operating expenses	2.9	4.3
Operating income from continuing operations	100.2	118.3
Interest expense	38.1	59.8
Other (income) expenses	(3.3)	17.4
Income from continuing operations before taxes	65.4	41.1
Income tax (benefit) expense	(539.7)	11.7
Net income from continuing operations	$605.1	$29.4

Adjusted EBITDA(1)	$165.5	$183.9
Adjusted EBITDA margin (%)	20.6%	21.6%

(1)	See “—Non-GAAP Measures” for a reconciliation of net income from continuing operations, the closest comparable GAAP measure, to Adjusted EBITDA, for each of the periods presented.

Net sales
Net sales during the three months ended March 30, 2019 were $804.9 million, down by 5.5%, or $47.1 million, compared with net sales during the prior year period of $852.0 million. Our net sales for the three months ended March 30, 2019 were negatively impacted by movements in average currency exchange rates of $34.6 million compared with the prior year period, due principally to the weakening of the Euro ($12.7 million), Chinese Renminbi ($5.0 million) and Brazilian Real ($3.3 million) against the U.S. dollar. In addition, the acquisition of Rapro in April 2018, contributed $5.6 million to our net sales for the three months ended March 30, 2019. Excluding these impacts, core sales decreased by $18.1 million, or 2.1%, during the three months ended March 30, 2019 compared with the prior year period. This decrease was due primarily to lower volumes of $35.3 million, offset partially by favorable, inflation-mitigating pricing.
Core sales for the three months ended March 30, 2019 declined in our Power Transmission businesses by 3.7%, but core sales in our Fluid Power businesses grew by 0.8%. The overall decrease was driven primarily by a 12.6% decline in sales to our automotive first-fit customers, arising mainly from the EMEA region where sales were $15.4 million lower for the three months ended March 30, 2019 compared with the prior year period. Sales to automotive first-fit customers in China declined by 14.3% or $5.5 million compared with the prior year period. These declines continued the weakening we saw in these markets in the fourth quarter of 2018 as recent emissions regulations and a reduction in government incentive stimulus continued to impact our customers in Europe and China, respectively. We also experienced destocking by distributors in our replacement channels, principally in North America but also to a degree in EMEA. We believe that this destocking had about a 200 basis negative impact to net sales in the quarter. Sales into industrial end markets grew by 1.3% on a core basis across most of our commercial regions, with 5.3% growth in EMEA offset partially by low single digit sales declines in China and East Asia and India. This industrial growth was focused in the construction and energy, exploration and extraction end markets, which grew by 8.0% and 13.8%, respectively, during the three months ended March 30, 2019 compared with the prior year period. Partially offsetting this growth was a decline of 10.6% or $8.0 million in the agriculture end market, almost exclusively in North America related to the destocking referred to above as well as to some churn in the programs we serve at certain original equipment manufacturers.
Cost of sales
Cost of sales for the three months ended March 30, 2019 was $497.6 million, a decrease of 3.6%, or $18.5 million, compared with $516.1 million for the prior year period. Favorable movements in average currency exchange rates drove $22.4 million of this decrease. The remainder of the decrease was driven primarily by the impacts from lower volumes of $20.5 million, offset partially by a $3.2 million increase due to the acquisition of Rapro in April 2018. A combination of wage and material inflation of $12.3 million further offset the decreases above, with much of this inflation mitigated by our sales pricing as well as procurement benefits. Other offsetting impacts included lower manufacturing performance due to lower fixed cost absorption on the reduced production volumes, start-up costs related to the new facilities completed towards the end of 2018, as well as some impact from tariffs.
Gross profit
Gross profit for the three months ended March 30, 2019 was $307.3 million, down 8.5% from $335.9 million for the prior year period, driven by lower volumes of $14.8 million and unfavorable impacts from movements in average currency exchange rates of $11.2 million. Wage and raw material inflation of $12.3 million was more than offset by $16.2 million of benefit from forward pricing we implemented in anticipation of inflation. The impact from the acquisition of Rapro benefited gross profit by $2.4 million, and gains on procurement efficiencies were largely offset by lower manufacturing performance, start-up costs and tariffs, as discussed above.
Our gross profit margin dropped by 120 basis points to 38.2% for the three months ended March 30, 2019, down from 39.4% for the prior year period. Negative impacts from inflationary pressures on both wages and materials, combined with lower manufacturing performance, start-up costs and tariffs, as described above, drove the majority of this decrease in gross profit margin. Inflation-mitigating pricing during the three months ended March 30, 2019 offset approximately 110 basis points of the decline.
Selling, general and administrative expenses
SG&A expenses for the three months ended March 30, 2019 were $200.5 million compared with $208.6 million for the prior year period. This decrease of $8.1 million was driven primarily by $10.0 million of favorable impacts from movements in average currency exchange rates and $2.1 million of marketing cost savings. These were partially offset by a combination of individually minor items, including expenses associated with operating in a public company environment, higher employee costs, and higher distribution-related costs.

Transaction-related expenses
Transaction-related expenses for the three months ended March 30, 2019 were $0.4 million compared with $4.7 million for the prior year period. Expenses for the three months ended March 30, 2019 related primarily to corporate transactions. The transaction-related expenses incurred in the prior year period included $4.0 million related to our initial public offering in January 2018 and a further $0.3 million related to the extension in January 2018 of the maturity dates of our two revolving credit facilities.
Restructuring expenses (income)
Restructuring expenses of $3.3 million were recognized during the three months ended March 30, 2019 in relation to the closure of one of our facilities in France and a strategic restructuring as part of our Asian business, compared with income of $0.3 million in the prior year period.
Interest expense
Interest expense for the three months ended March 30, 2019 was $38.1 million compared with $59.8 million for the prior year period. Our interest expense was as follows:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Debt:
Dollar Term Loan	$20.7	$21.8
Euro Term Loan	5.6	6.0
Dollar Senior Notes	8.6	12.1
Euro Senior Notes	—	1.3
	34.9	41.2
Amortization of deferred issuance costs	2.5	18.0
Other interest expense	0.7	0.6
	$38.1	$59.8
Details of our long-term debt are presented in note 14 to the condensed consolidated financial statements included elsewhere in this report.
Interest on debt for the three months ended March 30, 2019 decreased when compared with the equivalent prior year periods due primarily to the interest savings from the repayment of $913.7 million of senior notes in the first quarter of 2018 in conjunction with our IPO, in addition to margin reductions that came into effect partway during the prior year period. The amortization of deferred issuance costs was significantly lower in the three months ended March 30, 2019, due to the acceleration in the prior year period of $15.4 million of deferred issuance cost amortization as a consequence of the senior notes payments made during the first quarter of 2018.
Other (income) expenses
Our other (income) expenses were as follows:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Interest income on bank deposits	$(1.1)	$(1.1)
Foreign currency gain on net debt and hedging instruments	(0.9)	(9.4)
Premiums paid on debt redemptions	—	27.0
Net adjustments related to post-retirement benefits	(1.3)	1.0
Other	—	(0.1)
	$(3.3)	$17.4

Other (income) expenses for the three months ended March 30, 2019 was an income of $3.3 million, compared with an expense of $17.4 million in the prior year period. This change was driven primarily by net foreign currency gains of $8.4 million on net debt and hedging instruments in the prior year period, whereas similar transactional foreign exchange movements on the unhedged portion of our euro-denominated debt are now being substantially offset by similar movements on euro-denominated intercompany loans. Also included in the expense for the prior year period was the payment of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018.
Net adjustments related to post-retirement benefits were an income of $1.3 million during the three months ended March 30, 2019 as compared with an expense of $1.0 million in the prior year period. This change was driven primarily by $0.5 million of net interest income recognized during the three months ended March 30, 2019 in respect of post-retirement benefit obligations, compared with a net expense of $1.0 million in the prior year period. In addition, during the three months ended March 30, 2019, a curtailment gain of $0.7 million was recognized in relation to one of our French pension plans in connection with the closure of one of our facilities in France.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 30, 2019, we had an income tax benefit of $539.7 million on pre-tax income of $65.4 million, which resulted in an effective tax rate of (825.2%) compared with an income tax expense of $11.7 million on pre-tax income of $41.1 million, which resulted in an effective tax rate of 28.5% for the three months ended March 31, 2018.
The decrease in the effective tax rate for the three months ended March 30, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $617.3 million related to the release of valuation allowances in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was partially offset by a discrete expense of $66.1 million related to unrecognized tax benefits primarily resulting from the European business reorganization (the “Reorganization”) that occurred during the current period. Additionally, in the comparative period ended March 31, 2018, there was $21.1 million of non-operating costs for which no tax benefit was recognized and no similar costs in the current period, which also contributed to a reduction in the effective tax rate on a comparative basis.
Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	taxable income in prior carry back years if carry back is permitted under the relevant tax law;

•	future reversal of existing temporary differences;

•	tax-planning strategies that are prudent and feasible; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2019, it is more likely than not that deferred tax assets in Luxembourg, the U.K., and the U.S. totaling $627.6 million are realizable. Accordingly, we discretely recognized $617.3 million of our deferred tax asset in the quarter, while the remaining $10.3 million will be recognized either during the year through the effective tax rate or in accumulated other comprehensive (loss) income as a cumulative translation adjustment.

Included within the $627.6 million total deferred tax assets above are deferred tax assets totaling $615.6 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed due to the implementation of the Reorganization. The Reorganization was implemented in the quarter to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
The positive evidence that existed in favor of releasing the allowance as of March 30, 2019 and ultimately outweighed the negative evidence included the following:

•	our profitability in Europe in 2018 and prior years and for the three months ended March 30, 2019, as well as our expectations regarding the sustainability of these profits;

•
the impact of the implementation in the quarter of the Reorganization, which created an expectation of future income in Luxembourg and, thereby, removed negative evidence that supported maintaining the valuation allowance against our deferred tax assets as of December 29, 2018; and

•	the fact that our net operating loss carryforwards in Luxembourg are indefinite lived.
Additionally, as a result of additional financing income realized in the quarter that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K.
Finally, as a result of changes in estimates of future taxable profits, our judgment changed regarding realizability of $4.3 million of U.S. foreign tax credits and $1.5 million of U.S. net operating losses with related recorded valuation allowances.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. A change in expectations with regard to future realization of deferred tax assets could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that the consequences of them, should they arise, in our view with regards to the future realization of deferred tax assets may materially impact our financial statements.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 30, 2019 was $165.5 million, a decrease of 10.0% or $18.4 million, compared with Adjusted EBITDA of $183.9 million for the prior year period. Adjusted EBITDA margin was 20.6% for the three months ended March 30, 2019, a 100 basis point decrease from the prior year period margin of 21.6%. The decrease in Adjusted EBITDA was driven primarily by lower sales of $47.1 million, which resulted in lower gross profit of $28.6 million as described above. Partially offsetting this decrease were lower SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (62.1% of Gates’ net sales for the three months ended March 30, 2019)

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018	Period over period change
Net sales	$499.5	$546.0	(8.5%)
Adjusted EBITDA	$109.9	$125.3	(12.3%)
Adjusted EBITDA margin (%)	22.0%	22.9%

Net sales in Power Transmission for the three months ended March 30, 2019 were $499.5 million, a decrease of 8.5%, or $46.5 million, when compared with the prior year period net sales of $546.0 million. Excluding the negative impact of movements in average currency exchange rates of $26.1 million, core sales decreased by 3.7%, or $20.4 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes of $27.9 million, offset slightly by inflation-mitigating pricing actions.
Power Transmission’s decrease in core growth was driven by a decrease in sales to automotive first-fit customers, which declined by 12.6% during the three months ended March 30, 2019 compared with the prior year period, due primarily to weakening demand in Europe and China. These regions were impacted by a continuation of the weakening we saw in the fourth quarter of 2018 as recent emissions regulations and a reduction in government incentive stimulus impact our customers in Europe and China, respectively. This decrease was offset partially by growth in sales to industrial first-fit customers which grew by 9.8%, particularly in North America, during the three months ended March 30, 2019 compared with the prior year period. Industrial sales were higher in all end markets compared with the prior year period, particularly in construction, which grew across most of our commercial regions.
Our Power Transmission Adjusted EBITDA for the three months ended March 30, 2019 was $109.9 million, a decrease of 12.3% or $15.4 million, compared with the prior year period Adjusted EBITDA of $125.3 million. Movements in average currency exchange rates drove $6.9 million of this decrease. Excluding this impact, the decrease in Adjusted EBITDA was driven primarily by lower core sales of $20.4 million, which, together with a $7.6 million adverse impact from inflation, was the primary driver of a $25.9 million decrease in gross profit. Adjusted EBITDA margin for the three months ended March 30, 2019 was 22.0%, a 90 basis point decrease over the prior year period Adjusted EBITDA margin of 22.9%, driven by similar impacts as described above.
Fluid Power (37.9% of Gates’ net sales for the three months ended March 30, 2019)

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018	Period over period change
Net sales	$305.4	$306.0	(0.2%)
Adjusted EBITDA	$55.6	$58.6	(5.1%)
Adjusted EBITDA margin (%)	18.2%	19.2%
Net sales in Fluid Power for the three months ended March 30, 2019 were $305.4 million, a decrease of 0.2%, or $0.6 million, compared with net sales during the prior year period of $306.0 million. Excluding the negative impact of movements in average currency exchange rates of $8.5 million and the benefit of $5.6 million from the recent business acquisitions, core sales increased by 0.8%, or $2.3 million, compared with the prior year period. This increase was due to favorable inflation-mitigating pricing actions offset by lower volumes.
Core sales growth in the three months ended March 30, 2019 was driven almost exclusively by sales to industrial replacement customers, particularly in the construction and energy, exploration and extraction end markets. Fluid Power had core growth across all of its commercial regions except North America for the three months ended March 30, 2019, with strong growth continuing in emerging markets. During the three months ended March 30, 2019, Europe grew by 6.3% compared with the prior year period, predominantly in construction, while North America declined 2.7% compared with the prior year period, predominantly in agriculture due to destocking.
 Adjusted EBITDA for the three months ended March 30, 2019 was $55.6 million, a decrease of 5.1%, or $3.0 million, compared with the prior year period Adjusted EBITDA of $58.6 million. Contributing factors to this decrease included lower, mostly volume-driven and start-up cost-related manufacturing performance of $5.2 million, inflation of $4.7 million, and higher SG&A expenses, relating primarily to labor costs, of $4.4 million. These were offset partially by inflation-mitigating pricing actions of $9.2 million, as well as benefits from recent acquisitions which contributed $1.6 million. The Adjusted EBITDA margin consequently decreased by 100 basis points.

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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future and we believe that the level of liquidity as of March 30, 2019 is sufficient for Gates’ present requirements.
Cash Flow
Three months ended March 30, 2019 compared with the three months ended March 31, 2018
Cash used in operations was $47.7 million during the three months ended March 30, 2019 compared with cash used in operations of $26.5 million during the prior year period. Operating cash inflow before movements in non-tax operating assets and liabilities was $90.3 million during the three months ended March 30, 2019 compared with $110.1 million during the prior year period, a decrease of $19.8 million which was due primarily to the lower operational performance of Gates compared with the prior year period, which flowed through to operating income. Movements in taxes payable were $54.1 million higher during the three months ended March 30, 2019 compared with the prior year period, due primarily to a non-cash increase in tax contingencies associated with the business reorganization in Europe. Movements in operating assets and liabilities other than tax during the three months ended March 30, 2019 gave rise to a decrease of $138.0 million in cash, broadly consistent with a decrease of $136.6 million in the prior year period. This decrease, or further use of cash in the current period, was driven primarily by a combination of an increase in trade accounts receivable and inventories due to the cyclical build in working capital and the destocking that we experienced in replacement channels, particularly in North America and Europe.
Net cash used in investing activities during the three months ended March 30, 2019 was $31.7 million, compared with $69.4 million in the prior year period. Capital expenditures decreased by $37.6 million from $60.5 million in the three months ended March 31, 2018 to $22.9 million in the three months ended March 30, 2019, driven primarily by expenditures in the prior year period related to the expansion of one of our existing facilities and construction of two new facilities.
Net cash used in financing activities was $13.1 million during the three months ended March 30, 2019, compared with $145.0 million net cash used in financing activities in the prior year period. This net outflow related primarily to quarterly amortization payments under the term loans. In the prior year period, net cash used in financing activities related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million.

Indebtedness
During the periods presented, our long-term debt in issue consisted principally of two term loans and two unsecured notes. Our long-term debt as of March 30, 2019 and December 29, 2018 was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 30, 2019	As of December 29, 2018	As of March 30, 2019	As of December 29, 2018
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,395.2	$2,428.7	$2,432.1	$2,458.5
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	567.7	575.7	568.0	568.0
Other debt	0.2	0.6	0.2	0.6
	$2,963.1	$3,005.0	$3,000.3	$3,027.1
Details of our long-term debt are presented in note 14 to our condensed consolidated financial statements included elsewhere in this quarterly report.
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of March 30, 2019, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 5.25% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of March 30, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended March 30, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.6 million, respectively. During the three months ended March 31, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $2.0 million, respectively.
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

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Gain (loss) recognized in statement of operations	$13.4	$(7.5)
Gain (loss) recognized in OCI	0.7	(10.2)
Total gains (losses)	$14.1	$(17.7)
During the three months ended March 30, 2019, the transactional foreign exchange gains recognized in the other (income) expenses line in the statement of operations were substantially offset by foreign exchange losses on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of March 30, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Loss recognized in statement of operations	$—	$(4.2)
Loss recognized in OCI	—	(5.0)
Total losses	$—	$(9.2)
Revolving Credit Facility
Gates also has a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. This facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both March 30, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($325.0 million as of both March 30, 2019 and December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. This facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of March 30, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $51.1 million and $57.8 million as of March 30, 2019 and December 29, 2018, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.

For the three months ended March 30, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our net sales and 63% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 30, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 80% of our total assets and approximately 68% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 65% of our total assets and approximately 25% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the three months ended March 30, 2019, our net debt increased by $63.0 million from $2,603.7 million as of December 29, 2018 to $2,666.7 million as of March 30, 2019. The primary driver of this increase was a reduction in cash and cash equivalents during the three months ended March 30, 2019, primarily as a result of cash used in operations of $47.7 million, capital expenditures of $22.9 million and net cash paid under corporate-owed life insurance policies of $8.8 million.
Movements in foreign currency had a favorable net impact of $16.9 million on net debt during the three months ended March 30, 2019, the majority of the movement relating to the impact on our Euro-denominated debt of the weakening of the Euro against the U.S. dollar.
Borrowing Headroom
As of March 30, 2019, our asset-backed revolving credit facility had a borrowing base of $325.0 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $51.1 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $458.9 million, in addition to cash balances of $333.6 million.
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
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses (income);

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with U.S. GAAP, in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented, we excluded restructuring expenses (income) that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates' business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net income from continuing operations	$605.1	$29.4
Income tax (benefit) expense	(539.7)	11.7
Net interest and other expenses	34.8	77.2
Depreciation and amortization	56.1	55.0
EBITDA	156.3	173.3
Transaction-related expenses	0.4	4.7
Impairment of intangibles and other assets	—	0.3
Restructuring expenses (income)	3.3	(0.3)
Share-based compensation	2.6	1.6
Sponsor fees (included in other operating expenses)	1.8	1.9
Other operating expenses	1.1	2.4
Adjusted EBITDA	$165.5	$183.9
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	March 30, 2019	March 31, 2018
Net sales	$804.9	$852.0
Adjusted EBITDA	$165.5	$183.9
Adjusted EBITDA margin (%)	20.6%	21.6%

Core growth reconciliations
Core sales growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals. We present core growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by the impact of an acquisition or disposal. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 30, 2019	$499.5	$305.4	$804.9
Impact on net sales of movements in currency rates	26.1	8.5	34.6
Impact on net sales from recent acquisitions	—	(5.6)	(5.6)
Core revenue for the three months ended March 30, 2019	525.6	308.3	833.9

Net sales for the three months ended March 31, 2018	546.0	306.0	852.0
(Decrease) increase in net sales on a core basis (core revenue)	$(20.4)	$2.3	$(18.1)

Core revenue (decline) growth (%)	(3.7%)	0.8%	(2.1%)
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
Net debt represents the net total of:

•	the principal amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of March 30, 2019	As of December 29, 2018
Principal amount of debt	$3,000.3	$3,027.1
Cash and cash equivalents	333.6	423.4
Net debt	$2,666.7	$2,603.7
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of March 30, 2019	As of December 29, 2018
Principal amount debt	$3,000.3	$3,027.1
Accrued interest	9.3	26.6
Deferred issuance costs	(46.5)	(48.7)
Carrying amount of debt	$2,963.1	$3,005.0

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $8.3 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is a receivable of $11.7 million and $11.8 million as of March 30, 2019 and December 29, 2018, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $2.0 million and $1.1 million as of March 30, 2019 and December 29, 2018, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 30, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings
Information regarding legal proceedings is incorporated into this Part II, Item 1 from note 20 of the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

3.2	Articles of Association of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on January 29, 2018 (File No. 001-38366)).
10.1	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)*†
10.2	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)*†
10.3	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)*†
10.4	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan*†
10.5	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)*†
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Quarterly Report on Form 10-Q for the three months ended March 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2019 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018, (iii) Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018, (v) Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ David H. Naemura
	Name:	David H. Naemura
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 8, 2019