Form 10-Q
period 2019-06-29
Gates Industrial Corp plc
filed 2019-08-07
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38366

Gates Industrial Corporation plc
(Exact Name of Registrant as Specified in its Charter)

England and Wales	98-1395184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1144 Fifteenth Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 5, 2019, there were 290,108,870 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholder, The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company's periodic filings with the SEC. Investors are urged to consider carefully the disclosure in our filings with the SEC, which are accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

•
“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$809.9	$875.1	$1,614.8	$1,727.1
Cost of sales	508.5	517.6	1,006.1	1,033.7
Gross profit	301.4	357.5	608.7	693.4
Selling, general and administrative expenses	198.0	209.8	398.5	418.4
Transaction-related (income) expenses	(0.7)	1.3	(0.3)	6.0
Impairment of intangibles and other assets	—	0.1	—	0.4
Restructuring expenses	0.3	2.3	3.6	2.0
Other operating expenses	1.9	3.1	4.8	7.4
Operating income from continuing operations	101.9	140.9	202.1	259.2
Interest expense	39.2	39.8	77.3	99.6
Other (income) expenses	(1.5)	(3.3)	(4.8)	14.1
Income from continuing operations before taxes	64.2	104.4	129.6	145.5
Income tax expense (benefit)	37.5	11.5	(502.2)	23.2
Net income from continuing operations	26.7	92.9	631.8	122.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.2	0.3	0.5	0.4
Net income	26.5	92.6	631.3	121.9
Less: non-controlling interests	5.0	7.0	(3.9)	12.1
Net income attributable to shareholders	$21.5	$85.6	$635.2	$109.8

Earnings per share
Basic
Earnings per share from continuing operations	$0.07	$0.30	$2.19	$0.39
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.07	$0.30	$2.19	$0.39

Diluted
Earnings per share from continuing operations	$0.07	$0.29	$2.18	$0.38
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.07	$0.29	$2.18	$0.38
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$26.5	$92.6	$631.3	$121.9
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax (expense) benefit, respectively, of ($0.1), ($0.9), ($0.3) and $0.8	17.9	(158.2)	45.1	(81.2)
—(Loss) gain on net investment hedges, net of tax expense, respectively, of $0, $0, $0 and $0	(4.8)	21.8	0.8	0.9
Total foreign currency translation movements	13.1	(136.4)	45.9	(80.3)
Cash flow hedges (Interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit, respectively, of $2.2, $0, $4.3 and $0	(12.4)	—	(23.6)	9.7
—Reclassification to net income, net of tax expense, respectively, of $0, $0.9, $0 and $1.3	0.2	0.2	0.3	2.2
Total cash flow hedges movements	(12.2)	0.2	(23.3)	11.9
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit, respectively, of $0, $0.1, $0 and $0.1	—	—	—	(0.1)
—Reclassification of prior year actuarial movements to net income, net of tax expense, respectively, of $0, $0, $0.1 and $0	(0.1)	(0.1)	(0.1)	(0.3)
Total post-retirement benefit movements	(0.1)	(0.1)	(0.1)	(0.4)
Other comprehensive income (loss)	0.8	(136.3)	22.5	(68.8)
Comprehensive income (loss) for the period	$27.3	$(43.7)	$653.8	$53.1

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$26.1	$(26.7)	$654.4	$48.4
—Loss arising from discontinued operations	(0.2)	(0.3)	(0.5)	(0.4)
	25.9	(27.0)	653.9	48.0
Comprehensive income (loss) attributable to non-controlling interests	1.4	(16.7)	(0.1)	5.1
	$27.3	$(43.7)	$653.8	$53.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 29, 2019	As of December 29, 2018
Assets
Current assets
Cash and cash equivalents	$411.0	$423.4
Trade accounts receivable, net	777.2	742.3
Inventories	544.5	537.6
Taxes receivable	16.2	7.2
Prepaid expenses and other assets	117.0	104.1
Total current assets	1,865.9	1,814.6
Non-current assets
Property, plant and equipment, net	748.1	756.3
Goodwill	2,067.1	2,045.9
Pension surplus	53.7	52.6
Intangible assets, net	1,938.9	1,990.6
Operating lease right-of-use assets	122.1	—
Taxes receivable	28.8	27.9
Deferred income taxes	576.0	5.1
Other non-current assets	29.5	29.6
Total assets	$7,430.1	$6,722.6
Liabilities and equity
Current liabilities
Debt, current portion	$41.1	$51.6
Trade accounts payable	378.3	424.0
Taxes payable	15.9	19.2
Accrued expenses and other current liabilities	206.0	184.2
Total current liabilities	641.3	679.0
Non-current liabilities
Debt, less current portion	2,935.0	2,953.4
Post-retirement benefit obligations	153.4	155.9
Lease liabilities	112.4	—
Taxes payable	148.8	81.9
Deferred income taxes	386.0	439.5
Other non-current liabilities	70.6	79.2
Total liabilities	4,447.5	4,388.9
Commitments and contingencies (note 20)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,101,651 (December 29, 2018: authorized shares: 3,000,000,000; outstanding shares: 289,847,574)	2.9	2.9
—Additional paid-in capital	2,426.4	2,416.9
—Accumulated other comprehensive loss	(835.6)	(854.3)
—Retained earnings	1,017.1	381.9
Total shareholders’ equity	2,610.8	1,947.4
Non-controlling interests	371.8	386.3
Total equity	2,982.6	2,333.7
Total liabilities and equity	$7,430.1	$6,722.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income	$631.3	$121.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	112.3	109.6
Non-cash currency transaction gain on net debt and hedging instruments	(4.7)	(31.6)
Premium paid on redemption of long-term debt	—	27.0
Other net non-cash financing costs	6.2	43.5
Share-based compensation expense	6.4	3.2
Decrease in post-employment benefit obligations, net	(4.5)	(1.9)
Deferred income taxes	(618.2)	(38.3)
Other operating activities	3.7	1.4
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(37.0)	(108.6)
—Decrease (increase) in inventories	0.1	(53.0)
—(Decrease) increase in accounts payable	(47.4)	48.2
—Increase in prepaid expenses and other assets	(13.3)	(9.0)
—Increase in taxes payable	53.8	8.6
—Decrease in other liabilities	(24.9)	(27.1)
Net cash provided by operations	63.8	93.9
Cash flows from investing activities
Purchases of property, plant and equipment	(36.9)	(105.4)
Purchases of intangible assets	(5.2)	(8.8)
Net cash paid under corporate-owned life insurance policies	(5.6)	(7.4)
Purchase of businesses, net of cash acquired	—	(50.9)
Other investing activities	0.2	(1.2)
Net cash used in investing activities	(47.5)	(173.7)
Cash flows from financing activities
Issuance of shares, net of underwriting costs	1.6	799.1
Other offering costs	—	(8.1)
Payments of long-term debt	(18.9)	(926.7)
Premium paid on redemption of long-term debt	—	(27.0)
Dividends paid to non-controlling interests	(15.0)	(16.2)
Other financing activities	1.0	5.9
Net cash used in financing activities	(31.3)	(173.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.6	(6.4)
Net decrease in cash and cash equivalents and restricted cash	(12.4)	(259.2)
Cash and cash equivalents and restricted cash at the beginning of the period	424.6	566.0
Cash and cash equivalents and restricted cash at the end of the period	$412.2	$306.8
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$80.0	$101.5
Income taxes paid, net	$61.9	$53.1
Accrued capital expenditures	$1.1	$3.3
Accrued deferred offering costs	$—	$0.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	For the three months ended June 29, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 30, 2019	$2.9	$2,420.6	$(840.0)	$995.6	$2,579.1	$383.0	$2,962.1

Net income	—	—	—	21.5	21.5	5.0	26.5
Other comprehensive income (loss)	—	—	4.4	—	4.4	(3.6)	0.8
Total comprehensive income	—	—	4.4	21.5	25.9	1.4	27.3
Other changes in equity:
—Issuance of shares	—	0.4	—	—	0.4	—	0.4
—Share-based compensation	—	4.2	—	—	4.2	—	4.2
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.2)	(13.2)
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6

	For the three months ended June 30, 2018

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 31, 2018	$2.9	$2,412.1	$(696.6)	$161.1	$1,879.5	$435.6	$2,315.1

Net income	—	—	—	85.6	85.6	7.0	92.6
Other comprehensive loss	—	—	(112.6)	—	(112.6)	(23.7)	(136.3)
Total comprehensive (loss) income	—	—	(112.6)	85.6	(27.0)	(16.7)	(43.7)
Other changes in equity:
—Share-based compensation	—	1.6	—	—	1.6	—	1.6
—Dividends paid to non-controlling interests	—	—	—	—	—	(16.2)	(16.2)
—Cost of shares issued	—	(0.3)	—	—	(0.3)	—	(0.3)
As of June 30, 2018	$2.9	$2,413.4	$(809.2)	$246.7	$1,853.8	$402.7	$2,256.5

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Continued)

	For the six months ended June 29, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	635.2	635.2	(3.9)	631.3
Other comprehensive income	—	—	18.7	—	18.7	3.8	22.5
Total comprehensive income (loss)	—	—	18.7	635.2	653.9	(0.1)	653.8
Other changes in equity:
—Issuance of shares	—	1.6	—	—	1.6	—	1.6
—Share-based compensation	—	6.7	—	—	6.7	—	6.7
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(15.0)	(15.0)
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6

	For the six months ended June 30, 2018

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	109.8	109.8	12.1	121.9
Other comprehensive loss	—	—	(61.8)	—	(61.8)	(7.0)	(68.8)
Total comprehensive (loss) income	—	—	(61.8)	109.8	48.0	5.1	53.1
Other changes in equity:
—Issuance of shares	0.4	840.8	—	—	841.2	—	841.2
—Share-based compensation	—	3.0	—	—	3.0	—	3.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(16.2)	(16.2)
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
As of June 30, 2018	$2.9	$2,413.4	$(809.2)	$246.7	$1,853.8	$402.7	$2,256.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was organized under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc became the indirect owner of all of the equity interests in Omaha Topco Ltd. (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by affiliates of The Blackstone Group Inc. (“Blackstone” or our “Sponsor”), and Gates management equity holders. These equity owners of Omaha Topco received depositary receipts representing ordinary shares in the Company in consideration for their equity in Omaha Topco, at a ratio of 0.76293 of our ordinary shares for each outstanding ordinary share of Omaha Topco. All share and per share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of this ratio. The reorganization was accounted for as a transaction between entities under common control and the net assets were recorded on the historical cost basis, in a manner similar to a pooling of interests, when Omaha Topco was contributed into the Company. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information for periods prior to those transactions reflects that of Omaha Topco.
In these condensed consolidated financial statements and related notes, all references to “Gates,” “we,” “us,” and “our” refer, unless the context requires otherwise, to Gates Industrial Corporation plc and its consolidated subsidiaries.
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of June 29, 2019 and December 29, 2018 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the 90 day period from March 31, 2019 to June 29, 2019, with comparative information for the 90 day period from April 1, 2018 to June 30, 2018 and the 181 day period from December 30, 2018 to June 29, 2019, with comparative information for the 181 day period from December 31, 2017 to June 30, 2018.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 29, 2019 and the results of its operations and cash flows for the periods ended June 29, 2019 and June 30, 2018. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
In February 2016, the FASB issued an ASU which introduces a lessee model that will bring most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease”. This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee.
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method of applying the new leases standard at the adoption date with comparative periods continuing to be presented in accordance with current GAAP (Topic 840 “Leases”). We have adopted Topic 842 using this practical expedient, and, consequently, comparative information in these condensed consolidated financial statements has not been restated.
We have applied the following additional practical expedients on transition to Topic 842:

(i)	we have not reassessed whether or not any expired or existing contracts are or contain leases;

(ii)
we have not reassessed the lease classification for any expired or existing leases (i.e., all existing leases that are currently classified as operating leases will continue to be classified as such under Topic 842, and all existing leases that were classified as capital leases will continue to be classified as finance leases); and

(iii)	we have not reassessed any initial direct costs for leases existing on the date of adoption of Topic 842.
On transition, we recognized a right-of-use asset of $126.0 million and a lease liability of $132.9 million, with the difference relating primarily to reclassifying deferred rent liabilities that existed under Topic 840 into the new right-of-use asset. Note 11 sets out disclosures related to Topic 842.
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
In addition, we adopted ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated OCI; however, we have not adopted the policy election outlined therein regarding the reclassification from accumulated other comprehensive income (“OCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The remaining stranded tax effects in OCI will be released upon recognition of the related deferred tax basis differences.
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
The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Most of the amendments should be applied retrospectively to all periods presented, but a few amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The impact on our consolidated financial statements of adopting this ASU, which will affect our fair value disclosures, is still being evaluated.

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

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Power Transmission	$501.5	$549.6	$1,001.0	$1,095.6
Fluid Power	308.4	325.5	613.8	631.5
Continuing operations	$809.9	$875.1	$1,614.8	$1,727.1
The following table summarizes our net sales by key geographic region of origin:

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
U.S.	$315.3	$331.5	$625.3	$647.5
North America, excluding the U.S.	89.6	88.6	178.2	174.9
United Kingdom (“U.K.”)	21.4	24.3	43.9	50.5
Europe, Middle East and Africa (“EMEA”), excluding the U.K.	177.1	202.6	357.6	407.7
East Asia and India	92.2	102.7	186.3	201.0
Greater China	88.8	98.8	172.8	191.5
South America	25.5	26.6	50.7	54.0
Net Sales	$809.9	$875.1	$1,614.8	$1,727.1

The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Developed	$534.1	$550.5	$1,077.8	$1,112.7
Emerging	275.8	324.6	537.0	614.4
Net Sales	$809.9	$875.1	$1,614.8	$1,727.1
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
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related (income) expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Power Transmission	$105.6	$133.3	$215.5	$258.6
Fluid Power	59.8	71.6	115.4	130.2
Continuing operations	$165.4	$204.9	$330.9	$388.8

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income from continuing operations	$26.7	$92.9	$631.8	$122.3
Income tax expense (benefit)	37.5	11.5	(502.2)	23.2
Income from continuing operations before taxes	64.2	104.4	129.6	145.5
Interest expense	39.2	39.8	77.3	99.6
Other (income) expenses	(1.5)	(3.3)	(4.8)	14.1
Operating income from continuing operations	101.9	140.9	202.1	259.2
Depreciation and amortization	56.2	54.6	112.3	109.6
Transaction-related (income) expenses (1)	(0.7)	1.3	(0.3)	6.0
Impairment of intangibles and other assets	—	0.1	—	0.4
Restructuring expenses	0.3	2.3	3.6	2.0
Share-based compensation expense	3.8	1.6	6.4	3.2
Sponsor fees (included in other operating expenses)	2.0	2.1	3.8	4.0
Impact of fair value adjustment on inventory (included in cost of sales)	—	0.3	—	0.3
Inventory adjustments (included in cost of sales)	0.3	0.8	0.3	0.8
Severance-related expenses (included in cost of sales)	0.5	—	0.5	—
Other operating (income) expenses	(0.1)	1.0	1.0	3.4
Other non-recurring adjustments (included in SG&A)	1.2	(0.1)	1.2	(0.1)
Adjusted EBITDA	$165.4	$204.9	$330.9	$388.8

(1)
Transaction-related (income) expenses relate primarily to advisory fees recognized in respect of our initial public offering, the acquisition of businesses and costs related to other corporate transactions such as debt refinancings. During the three months ended June 29, 2019, transaction-related (income) expenses included the release of an accrual of $0.7 million relating to a prior period acquisition.

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
Restructuring expenses of $0.6 million were recognized during the three months ended June 29, 2019 including an impairment of inventory of $0.3 million due to a facility closure, which is included in cost of sales. Restructuring expenses of $2.3 million were recognized during the prior year period, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business.
Restructuring expenses of $3.9 million were recognized during the six months ended June 29, 2019 relating primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business. Restructuring expenses of $2.0 million were recognized during the prior year period, predominantly in the second quarter of 2018, relating to the items described above.
Restructuring expenses recognized in the condensed consolidated statements of operations for each segment were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Power Transmission	$0.3	$1.6	$3.2	$1.2
Fluid Power	0.3	0.7	0.7	0.8
Continuing operations	$0.6	$2.3	$3.9	$2.0

The following summarizes the restructuring activity for the six month periods ended June 29, 2019 and June 30, 2018, respectively:

(dollars in millions)	As of June 29, 2019	As of June 30, 2018
Balance as of the beginning of the period	$2.6	$8.6
Utilized during the period	(5.0)	(6.3)
Net charge for the period	3.6	2.3
Released during the period	—	(0.3)
Foreign currency translation	—	(0.1)
Balance as of the end of the period	$1.2	$4.2
Restructuring reserves are included in the condensed consolidated balance sheet as follows:

(dollars in millions)	As of June 29, 2019	As of June 30, 2018
Accrued expenses and other current liabilities	$0.8	$4.0
Other non-current liabilities	0.4	0.2
	$1.2	$4.2
6. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 29, 2019, we had an income tax expense of $37.5 million on pre-tax income of $64.2 million, which resulted in an effective tax rate of 58.4%, compared with an income tax expense of $11.5 million on pre-tax income of $104.4 million, which resulted in an effective tax rate of 11.0% for the three months ended June 30, 2018. For the six months ended June 29, 2019, we had an income tax benefit of $502.2 million on pre-tax income of $129.6 million, which resulted in an effective tax rate of (387.5)% compared with an income tax expense of $23.2 million on pre-tax income of $145.5 million, which resulted in an effective tax rate of 15.9% for the six months ended June 30, 2018.
The increase in the effective tax rate for the three months ended June 29, 2019 compared with the prior year period was primarily the result of $25.3 million of discrete tax expense related to the revaluing of our deferred tax assets to reflect the reduction in the Luxembourg corporate tax rate from 18% to 17%. In addition, during the prior year period, $5.7 million of discrete tax benefits related to our global restructuring were recognized and no similar benefit was recorded in the current period, contributing to the comparative increase in the effective tax rate.
The decrease in the effective tax rate for the six months ended June 29, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $610.6 million related to the release of valuation allowances in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was offset partially by a discrete expense of $25.3 million related to the reduction in the Luxembourg corporate tax rate, as well as a discrete expense of $65.1 million related to unrecognized tax benefits resulting primarily from the European business reorganization (the “Reorganization”) that occurred during the first quarter of 2019. In addition, during the prior year period, there was $21.1 million of non-operating costs for which no tax benefit was recognized and no similar costs in the current period, which also contributed to the comparative reduction in the effective tax rate.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2019, it was more likely than not that deferred tax assets in Luxembourg, the U.K., and the U.S. totaling $627.6 million were realizable. Accordingly, we discretely recognized $617.3 million of our deferred tax asset in the first quarter of 2019, while the remaining $10.3 million was to be recognized either during the year through the effective tax rate or in accumulated OCI as a cumulative translation adjustment.
For the period ended June 29, 2019 as a result of changes in the Luxembourg statutory tax rate, further refinement of current year estimates and foreign currency movements, we reduced the recognition from $627.6 million to $593.4 million.
Included within the $593.4 million total deferred tax assets are deferred tax assets totaling $586.2 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of 2019 due to the implementation of the Reorganization. The Reorganization was implemented in the first quarter of 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
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
For the period ended June 29, 2019, the recognition of deferred tax assets in Luxembourg was reduced from $615.6 million to $586.2 million primarily as a result of the reduction in the Luxembourg corporate tax rate from 18% to 17%. This resulted in a $25.3 million reduction in the previously reported value of our deferred tax asset. The remaining $4.1 million reduction is the result of changes in foreign currency translation during the current period.
Further, as a result of additional financing income realized in the first quarter of 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K. For the period ended June 29, 2019, further refinement of estimated U.K. taxable profits resulted in a reduction of the valuation allowance release related to indefinite lived net operating losses from $6.2 million to $3.2 million.
Finally, as a result of changes in estimates of future taxable profits in the first quarter of 2019, our judgment changed regarding realizability of $4.3 million of U.S. foreign tax credits and $1.5 million of U.S. net operating losses with related recorded valuation allowances. For the period ended June 29, 2019, further refinement of estimated U.S. foreign tax credits expected to be utilized in the current year reduced the realizability of U.S. foreign tax credit carry forwards from $4.3 million to $2.3 million, as U.S. foreign tax credits generated in the current year must be utilized before U.S. foreign tax credit carry forwards.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our consolidated financial statements.

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
The computation of earnings per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income attributable to shareholders	$21.5	$85.6	$635.2	$109.8

Weighted average number of shares outstanding	290,059,492	289,756,379	289,993,208	282,275,763
Dilutive effect of share-based awards (number of shares)	1,743,262	7,629,191	1,870,765	8,656,617
Diluted weighted average number of shares outstanding	291,802,754	297,385,570	291,863,973	290,932,380

Basic earnings per share	$0.07	$0.30	$2.19	$0.39
Diluted earnings per share	$0.07	$0.29	$2.18	$0.38
For the three months ended June 29, 2019 and June 30, 2018, shares totaling 3,538,711 and 605,283, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the six months ended June 29, 2019 and June 30, 2018, shares totaling 3,674,486 and 605,283 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of June 29, 2019	As of December 29, 2018
Raw materials and supplies	$137.6	$152.1
Work in progress	38.6	38.4
Finished goods	368.3	347.1
Total inventories	$544.5	$537.6
9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 29, 2018	$1,374.1	$671.8	$2,045.9
Foreign currency translation	12.7	8.5	21.2
As of June 29, 2019	$1,386.8	$680.3	$2,067.1

10. Intangible assets

	As of June 29, 2019			As of December 29, 2018
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,028.3	$(598.0)	$1,430.3	$2,017.4	$(534.8)	$1,482.6
—Technology	90.7	(87.4)	3.3	90.6	(87.0)	3.6
—Capitalized software	69.4	(33.5)	35.9	64.2	(29.2)	35.0
	2,188.4	(718.9)	1,469.5	2,172.2	(651.0)	1,521.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,701.8	$(762.9)	$1,938.9	$2,685.6	$(695.0)	$1,990.6
During the three months ended June 29, 2019, the amortization expense recognized in respect of intangible assets was $32.5 million, compared with $32.8 million for the three months ended June 30, 2018. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $4.7 million for the three months ended June 29, 2019, compared with a decrease of $43.3 million for the three months ended June 30, 2018.
During the six months ended June 29, 2019, the amortization expense recognized in respect of intangible assets was $65.1 million, compared with $65.7 million for the six months ended June 30, 2018. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $8.0 million for the six months ended June 29, 2019, compared with a decrease of $18.7 million for the six months ended June 30, 2018.
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
Gates has over 1,000 leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in approximately 100 real estate leases, which accounted for approximately 88% of the lease liability under non-cancellable leases as of June 29, 2019. The remaining leases are predominantly comprised of equipment and vehicle leases.
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

Variable payments
We sometimes make payments under our lease agreements that are excluded from the measurement of our right-of-use assets and lease liabilities and are recognized instead as variable payments in the period in which the obligation for those payments is incurred. These costs include common area maintenance, insurance, taxes, utility costs, etc. A number of our leases, particularly real estate leases, include base rent escalation clauses. The majority of these are based on the change in a local consumer price or similar index. Payments that vary based on an index or rate are included in the measurement of our lease assets and liabilities at the rate as of the commencement date with any subsequent changes to those payments being recognized as variable payments in the period in which they occur.
Residual value guarantees, restrictions or covenants, and leases that have not yet commenced
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of June 29, 2019, there were no significant new leases that have not yet commenced.
B. Significant assumptions and judgments
Discount rate
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily available. As most of our leases do not have a readily determinable implicit rate, we discount the future minimum lease payments using an incremental borrowing rate which represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine this rate at a country or lower level and take into account factors including currency, country risk premium, industry risk and adjustments for collateralized debt. Appropriate yield curves are used to derive different debt tenors to approximate the applicable lease term.
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

C. Quantitative disclosures

(dollars in millions)	Three months ended June 29, 2019	Six months ended June 29, 2019
Lease expenses
Operating lease expenses	$7.4	$15.0
Finance lease amortization expenses	0.1	0.1
Short-term lease expenses	1.2	1.9
Variable lease expenses	2.3	2.7
Sublease income	(0.1)	(0.1)
Total lease expenses	$10.9	$19.6

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.0	$2.0

Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from operating leases		$12.6
—Financing cash flows from finance leases		0.2
		$12.8
Weighted-average remaining lease term — finance leases		13.4 years
Weighted-average remaining lease term — operating leases		10.3 years
Weighted-average discount rate — finance leases		2.6%
Weighted-average discount rate — operating leases		5.7%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases (1)
Next 12 months	$24.8	$0.4
Year 2	22.0	0.4
Year 3	17.6	0.3
Year 4	14.9	0.2
Year 5	12.9	—
Year 6 and beyond	86.2	—
Total lease payments	178.4	1.3
Interest	47.1	0.3
Total present value of lease liabilities	$131.3	$1.0

(1)
Although our finance leases have a weighted average remaining lease term of 13.4 years, the primary lease includes a ten year rent-free period at the end of the contract such that there will be no lease payments made beyond December 2022.

Balance sheet presentation of leases as of June 29, 2019

(dollars in millions)	Operating leases	Finance leases
Right-of-use assets	$122.1	$1.0

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$19.8	$0.1
Long-term lease liabilities	111.5	0.9
Total lease liabilities	$131.3	$1.0
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the condensed consolidated balance sheet.
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
The following table sets out the fair value (loss) gain before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net fair value (loss) gain recognized in OCI in relation to:
—Euro-denominated debt	$(1.4)	$3.4	$(0.7)	$(11.8)
—Designated cross currency swaps	(3.4)	18.4	1.5	12.7
Total net fair value (loss) gain	$(4.8)	$21.8	$0.8	$0.9
During the three and six months ended June 29, 2019, a net gain of $2.0 million and a net gain of $4.2 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with $0 during the three and six months ended June 30, 2018.

The following table sets out the movement before tax recognized in OCI in relation to the interest rate derivatives:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Movement recognized in OCI in relation to:
—Fair value (loss) gain on interest rate derivatives	$(14.6)	$—	$(27.9)	$9.7
—Deferred premium reclassified from OCI to net income	0.2	1.1	0.3	3.5
Total movement	$(14.4)	$1.1	$(27.6)	$13.2
During the three and six months ended June 29, 2019, a net expense of $0.7 million and net expense of $0.8 million, respectively, was recognized in interest expense in relation to our cash flow hedges, compared with net expense of $1.1 million and net expense of $3.5 million, respectively, during the three and six months ended June 30, 2018.
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, as hedging instruments for the purposes of hedge accounting under Topic 815 “Derivatives and Hedging”. During the three months ended June 29, 2019, a net loss of $1.0 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net gain of $0.9 million in the prior year period. During the six months ended June 29, 2019, a net gain of $1.7 million was recognized in selling, general and administrative expenses on the fair valuation of these currency contracts, compared with a net gain of $0.8 million in the prior year period.
The fair values of derivative financial instruments were as follows:

	As of June 29, 2019					As of December 29, 2018
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$—	$—	$(20.0)	$—	$(20.0)	$5.4	$—	$—	$(27.5)	$(22.1)
—Interest rate caps	—	—	(3.8)	(5.0)	(8.8)	3.5	1.6	—	(10.9)	(5.8)
—Interest rate swaps	—	—	—	(30.9)	(30.9)	—	—	(0.3)	(2.6)	(2.9)

Derivatives not designated as hedging instruments:
—Currency forward contracts	1.0	—	(0.3)	—	0.7	1.3	—	(0.4)	—	0.9
	$1.0	$—	$(24.1)	$(35.9)	$(59.0)	$10.2	$1.6	$(0.7)	$(41.0)	$(29.9)
A. Currency derivatives
As of June 29, 2019, the notional principal amount of outstanding foreign exchange contracts that are used to manage the currency profile of Gates’ cash was $20.4 million, compared with $0 as of December 29, 2018, none of which have been designated as hedging instruments during the three and six months ended June 29, 2019. As of June 29, 2019, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $87.0 million, compared with $108.0 million as of December 29, 2018, none of which have been designated as hedging instruments during the three and six months ended June 29, 2019. In addition, we hold cross currency swaps that have been designated as net investment hedges. As of June 29, 2019 and December 29, 2018, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022.

B. Interest rate derivatives
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. As of June 29, 2019 and December 29, 2018, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023. These swaps have been designated as cash flow hedges. Our interest rate caps, which are also designated as cash flow hedges, involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of June 29, 2019 and December 29, 2018, the notional amount of the interest rate cap contracts outstanding was $2.7 billion and $2.7 billion, respectively.
The periods covered by our interest rate caps and their notional values are as follows:

(in millions)	Notional value
September 30, 2014 to June 30, 2019	$500.0
September 30, 2016 to June 30, 2019	$500.0
June 30, 2017 to June 30, 2020	$200.0
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
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
The carrying amount and fair value of our debt are set out below:

	As of June 29, 2019		As of December 29, 2018
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$41.1	$40.6	$51.6	$50.4
Non-current	2,935.0	2,932.9	2,953.4	2,873.2
	$2,976.1	$2,973.5	$3,005.0	$2,923.6
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

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of June 29, 2019
Available-for-sale securities	$0.9	$—	$0.9
Derivative assets	$—	$1.0	$1.0
Derivative liabilities	$—	$(60.0)	$(60.0)

As of December 29, 2018
Available-for-sale securities	$0.8	$—	$0.8
Derivative assets	$—	$11.8	$11.8
Derivative liabilities	$—	$(41.7)	$(41.7)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the six months ended June 29, 2019 or the year ended December 29, 2018.

14. Debt
Long-term debt, including the current portion and bank overdrafts, was as follows:

(dollars in millions)	As of June 29, 2019	As of December 29, 2018
Secured debt:
—Dollar Term Loan	$1,703.4	$1,716.4
—Euro Term Loan	732.0	742.1
Unsecured debt:
—Dollar Senior Notes	568.0	568.0
—Other loans	0.2	0.6
Total principal of debt	3,003.6	3,027.1
Deferred issuance costs	(43.7)	(48.7)
Accrued interest	16.2	26.6
Total carrying value of debt	2,976.1	3,005.0
Debt, current portion	41.1	51.6
Debt, less current portion	$2,935.0	$2,953.4
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
All of the above prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded primarily by the net proceeds from our initial public offering of $799.1 million, with the remainder of the funds coming from cash on hand. As a result of these redemptions, the recognition of $15.4 million of deferred financing costs was accelerated and recognized in interest expense in the first three months of 2018.
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
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of June 29, 2019, borrowings under this facility bore interest at a rate of 5.15% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of June 29, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The next Euro Term Loan interest rate re-set date is on September 30, 2019.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 29, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the six months ended June 30, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.6 million and $3.8 million, respectively.
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
During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in OCI.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(Loss) gain recognized in statement of operations	$(8.1)	$36.6	$5.3	$29.1
(Loss) gain recognized in OCI	(1.4)	3.4	(0.7)	(6.8)
Total (losses) gains	$(9.5)	$40.0	$4.6	$22.3
Subsequent to our initial public offering, the above net transactional foreign exchange gains and losses recognized in the other (income) expenses line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
As of June 29, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, on January 31, 2018, Gates redeemed in full its outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Loss recognized in statement of operations	$—	$—	$—	$(4.2)
Loss recognized in OCI	—	—	—	(5.0)
Total losses	$—	$—	$—	$(9.2)

During the year commencing July 15, 2019 and thereafter, Gates may redeem the Dollar Senior Notes, at its option, in whole at any time or in part from time to time, at 100% of their principal value, plus accrued and unpaid interest to the redemption date.
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
As of both June 29, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option LIBOR, plus an applicable margin.
Asset-backed revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($321.5 million as of June 29, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. In January 2018, the maturity date of this facility was extended to January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both June 29, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver. Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at Gates’ option, LIBOR, plus an applicable margin. The letters of credit outstanding under the asset-backed revolver as of June 29, 2019 amounted to $50.3 million, compared with $57.8 million as of December 29, 2018.
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

Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended June 29, 2019			Three months ended June 30, 2018
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.4	$—	$1.4	$1.3	$—	$1.3
Reported outside of operating income:
—Interest cost	5.9	0.5	6.4	5.9	0.5	6.4
—Expected return on plan assets	(6.9)	—	(6.9)	(5.6)	—	(5.6)
—Amortization of net actuarial loss (gain)	0.2	(0.3)	(0.1)	0.1	(0.2)	(0.1)
—Settlements and curtailments	—	—	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.6	$0.2	$0.8	$1.6	$0.3	$1.9

Contributions	$1.9	$1.0	$2.9	$1.8	$0.7	$2.5

	Six months ended June 29, 2019			Six months ended June 30, 2018
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.8	$—	$2.8	$2.7	$—	$2.7
Reported outside of operating income:
—Interest cost	11.8	1.1	12.9	11.9	1.1	13.0
—Expected return on plan assets	(13.9)	—	(13.9)	(11.4)	—	(11.4)
—Amortization of net actuarial loss (gain)	0.4	(0.6)	(0.2)	0.1	(0.4)	(0.3)
—Settlements and curtailments	(0.7)	—	(0.7)	0.3	—	0.3
Net periodic benefit cost	$0.4	$0.5	$0.9	$3.6	$0.7	$4.3

Contributions	$3.4	$2.0	$5.4	$4.0	$2.0	$6.0
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other (income) expenses line in the condensed consolidated statement of operations.
For 2019 as a whole, we expect to contribute approximately $4.6 million to our defined benefit pension plans and approximately $6.7 million to our other post-retirement benefit plans.
16. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and six months ended June 29, 2019, we recognized a charge of $3.8 million and $6.4 million, compared with $1.6 million and $3.2 million, respectively, in the prior year period.

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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

	Six months ended June 29, 2019
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	4,212,537	$7.03
—Tier II	4,837,780	$6.97
—Tier III	4,837,780	$6.97
—Tier IV	4,837,780	$10.46
—SARs	724,372	$8.17
—Share options	582,717	$17.14
	20,032,966	$8.16
Granted during the period:
—SARs	71,150	$16.46
—Share options	1,099,505	$16.46
—Premium-priced options	796,460	$19.00
	1,967,115	$17.49
Forfeited during the period:
—Tier I	(100,419)	$6.60
—Tier II	(334,734)	$6.58
—Tier III	(334,734)	$6.58
—Tier IV	(334,734)	$9.87
—Share options	(44,895)	$17.03
	(1,149,516)	$7.95
Expired during the period:
—Share options	(1,250)	$17.72
	(1,250)	$17.72
Exercised during the period:
—Tier I	(246,924)	$6.57
	(246,924)	$6.57
Outstanding at the end of the period:
—Tier I	3,865,194	$7.07
—Tier II	4,503,046	$7.00
—Tier III	4,503,046	$7.00
—Tier IV	4,503,046	$10.50
—SARs	795,522	$8.91
—Share options	1,636,077	$16.69
—Premium-priced options	796,460	$19.00
	20,602,391	$9.09

Exercisable at the end of the period	2,573,074	$7.27
As of June 29, 2019, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $13.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $29.3 million, which will be recognized on occurrence of a liquidity event as described above.

During the three and six months ended June 29, 2019, cash of $1.6 million and $0.4 million, respectively, was received in relation to the exercise of vested options. The aggregate intrinsic value of options exercised during the three and six months ended June 29, 2019 was $0.3 million and $2.0 million, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Six months ended June 29, 2019
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	81,800	$17.13
	81,800	$17.13
Granted during the period:
—RSUs	715,936	$16.39
—PRSUs	248,550	20.07
	964,486	$17.34
Forfeited during the period:
—RSUs	(24,573)	$16.75
	(24,573)	$16.75
Vested during the period:
—RSUs	(13,175)	$17.55
	(13,175)	$17.55
Outstanding at the end of the period
—RSUs	759,988	$16.44
—PRSUs	248,550	20.07
	1,008,538	$17.33
As of June 29, 2019, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $13.7 million, which is expected to be recognized over a weighted average period of 2.5 years, subject, where relevant, to the achievement of the performance conditions described above. The aggregate intrinsic value of RSUs and PRSUs vested during the three and six months ended June 29, 2019 was $0 and $0.2 million, respectively.

Valuation of awards granted during the period
The fair value of the options at their grant date was measured using a Black-Scholes valuation model in the case of SARs and share options. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. The weighted average fair values and relevant assumptions were as follows:

Six months ended June 29, 2019
Fair value:
—SARs	$5.88
—Share options	$5.88
—Premium-priced options	$5.65
—RSUs	$16.39
—PRSUs	$20.07

Inputs to the model:
—Expected volatility - SARs, share options and premium-priced options	31.9%
—Expected volatility - PRSUs	32.8%
—Expected option life for SARs and share options	6.0
—Expected option life for premium-priced options	7.0
—Risk-free interest rate:
SARs and share options	2.51%
Premium-priced options	2.53%
PRSUs	2.48%
—Expected dividends	—
17. Equity
In January 2018, we completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company's number of shares in issue for the six month periods ended June 29, 2019 and June 30, 2018, respectively, were as follows:

(number of shares)	As of June 29, 2019	As of June 30, 2018
Balance as of the beginning of the fiscal year	289,847,574	245,474,605
Issuance of shares	—	44,275,000
Exercise of share options	246,924	6,774
Vesting of restricted stock units	7,153	—
Balance as of the end of the period	290,101,651	289,756,379
The Company has one class of authorized and issued shares, with a par value of $0.01 and each share has equal voting rights.

18. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	(73.3)	—	(73.3)	(7.0)	(80.3)
Cash flow hedges movements	—	—	—	11.9	11.9	—	11.9
Post-retirement benefit movements	—	(0.4)	—	—	(0.4)	—	(0.4)
Other comprehensive (loss) income	—	(0.4)	(73.3)	11.9	(61.8)	(7.0)	(68.8)
As of June 30, 2018	$(0.3)	$12.8	$(816.1)	$(5.6)	$(809.2)	$(32.5)	$(841.7)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 29, 2018	$—	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	—	42.1	—	42.1	3.8	45.9
Cash flow hedges movements	—	—	—	(23.3)	(23.3)	—	(23.3)
Post-retirement benefit movements	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive (loss) income	—	(0.1)	42.1	(23.3)	18.7	3.8	22.5
As of June 29, 2019	$—	$7.5	$(807.9)	$(35.2)	$(835.6)	$(39.8)	$(875.4)
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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended June 29, 2019, Gates incurred $2.0 million, compared with $2.1 million during the prior year period, and during the six months ended June 29, 2019, Gates incurred $3.8 million, compared with $4.0 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at June 29, 2019 or December 29, 2018.
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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$0.4	$0.5	$0.7	$1.1
Purchases	$(3.9)	$(4.0)	$(8.0)	$(6.5)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of June 29, 2019, compared with $0.1 million as of December 29, 2018. During the three months ended June 29, 2019, we received dividends of $0 from our equity method investees, compared with $0 in the prior year period. During the six months ended June 29, 2019, we received dividends of $0 from our equity method investees, compared with $0.4 million in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$12.4	$15.7	$25.8	$31.7
Purchases	$(4.9)	$(5.2)	$(10.3)	$(10.5)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 29, 2019	As of December 29, 2018
Receivables	$4.6	$0.6
Payables	$(4.0)	$(0.3)
D. Majority-owned subsidiaries
We finalized an agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries, which will result in a smaller share of net income allocated to non-controlling interests. This change is retrospectively effective from the beginning of 2019 and includes a one-time adjustment of $15.0 million, which has been recorded in the first quarter of 2019.
20. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of June 29, 2019, letters of credit were outstanding against the asset-backed revolving facility amounting to $50.3 million, compared with $57.8 million as of December 29, 2018. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.8 million, compared with $3.4 million as of December 29, 2018.

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
C. Warranties
The following summarizes the movements in the warranty liability for the six month periods ended June 29, 2019 and June 30, 2018, respectively:

(dollars in millions)	As of June 29, 2019	As of June 30, 2018
Balance as of the beginning of the fiscal year	$14.3	$14.1
Charge for the period	6.8	8.1
Payments made	(5.8)	(5.1)
Released during the period	(0.1)	(0.3)
Foreign currency translation	0.1	(0.2)
Balance as of the end of the period	$15.3	$16.6
Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.

Business Trends
Our net sales have historically been highly correlated with industrial activity and utilization and not with any single end market given the diversification of our business and high exposure to replacement channels. This diversification limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in replacement channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During the six months ended June 29, 2019, sales into replacement channels accounted for approximately 62% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 29, 2019, sales into first-fit channels accounted for approximately 38% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for the six months ended June 29, 2019, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.
Results for the three and six months ended June 29, 2019 compared with the results for the three and six months ended June 30, 2018
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$809.9	$875.1	$1,614.8	$1,727.1
Cost of sales	508.5	517.6	1,006.1	1,033.7
Gross profit	301.4	357.5	608.7	693.4
Selling, general and administrative expenses	198.0	209.8	398.5	418.4
Transaction-related (income) expenses	(0.7)	1.3	(0.3)	6.0
Impairment of intangibles and other assets	—	0.1	—	0.4
Restructuring expenses	0.3	2.3	3.6	2.0
Other operating expenses	1.9	3.1	4.8	7.4
Operating income from continuing operations	101.9	140.9	202.1	259.2
Interest expense	39.2	39.8	77.3	99.6
Other (income) expenses	(1.5)	(3.3)	(4.8)	14.1
Income from continuing operations before taxes	64.2	104.4	129.6	145.5
Income tax expense (benefit)	37.5	11.5	(502.2)	23.2
Net income from continuing operations	$26.7	$92.9	$631.8	$122.3

Adjusted EBITDA(1)	$165.4	$204.9	$330.9	$388.8
Adjusted EBITDA margin (%)	20.4%	23.4%	20.5%	22.5%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during the three months ended June 29, 2019 were $809.9 million, down by 7.5%, or $65.2 million, compared with net sales during the prior year period of $875.1 million. Our net sales in the three months ended June 29, 2019 were adversely impacted by movements in average currency exchange rates of $25.1 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Euro ($8.8 million) and the Chinese Renminbi ($6.1 million). In addition, the acquisition of Rapro in April 2018 contributed $1.9 million to our second quarter 2018 net sales. Excluding these impacts, core sales decreased by $42.0 million, or 4.8%, during the three months ended June 29, 2019 compared with the prior year period. Of this decrease, $61.4 million was driven by lower volumes, offset partially by a $19.4 million benefit from favorable pricing, a function of our margin protection initiatives in the current inflationary environment.
Core sales in our Power Transmission and Fluid Power businesses declined by 5.3% and 3.9%, respectively, in the three months ended June 29, 2019. The majority of the total decline was driven by slowing demand in the automotive channels, particularly in automotive first-fit, which declined by 11.2% in the three months ended June 29, 2019 compared with the prior year period while automotive replacement declined by 3.2%. Broad market softness in Europe continues to create a challenging environment for us, with EMEA automotive first-fit and automotive replacement sales declining by $11.0 million and $7.9 million, respectively. China automotive first-fit declined by 16.7% in the three months ended June 29, 2019 compared with the prior year period. Net sales to industrial end markets were down by 2.3% globally and demand decelerated as the quarter progressed. This slowing demand environment was driven by weakness in the North America first-fit channel, particularly in agriculture end market applications, and both first-fit and replacement channels in East Asia & India with lower demand from the construction and general industrial end markets. China industrial end markets continued to decelerate during the quarter, impacted by the ongoing trade tensions with the U.S. Automotive first-fit applications remained weak in China and also experienced deceleration through the quarter, offset partially by growth in our China automotive replacement channel. These declines were offset partially by growth in industrial applications in EMEA, where we saw growth in the construction and energy end markets. Overall, core sales into emerging and developed markets were lower by 2.8% and 5.8% in the three months ended June 29, 2019, respectively, compared with the prior year period, driven in both cases by declines in sales to the automotive and agriculture end markets.
Net sales during the six months ended June 29, 2019 were $1,614.8 million, down by 6.5%, or $112.3 million, compared with net sales during the prior year period of $1,727.1 million. Our net sales for the six months ended June 29, 2019 were adversely impacted by movements in average currency exchange rates of $59.7 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, including the Euro ($21.5 million), the Chinese Renminbi ($11.1 million) and the Brazilian Real ($5.3 million). In addition, the acquisition of Rapro in April 2018 contributed $7.5 million to our net sales for the six months ended June 29, 2019. Excluding these impacts, core sales decreased by $60.1 million, or 3.5%, during the six months ended June 29, 2019 compared with the prior year period. This decrease was due primarily to lower volumes of $94.7 million, offset partially by $34.6 million of benefit from favorable, inflation-mitigating pricing.
Core sales in our Power Transmission and Fluid Power businesses declined by 4.5% and 1.7%, respectively, for the six months ended June 29, 2019. Approximately 80% of the total decline was driven by slower sales into the automotive channel, which were lower across all regions other than East Asia & India during the six months ended June 29, 2019 compared with the prior year period. Similar to the quarter, this decline was driven primarily by a deceleration in automotive first-fit sales, particularly in EMEA and China. During the six months ended June 29, 2019, sales to industrial first-fit and industrial replacement customers declined on a core basis by 1.5% and 1.2%, respectively. North America and East Asia & India were the primary contributors to this lower industrial growth, with negative 2.0% and negative 8.8% core growth, respectively. These declines were offset partially by industrial growth in EMEA and South America, with industrial first-fit sales in EMEA growing on a core basis by 10.9% or $6.2 million. During the six months ended June 29, 2019, industrial sales to all end markets except agriculture grew compared with the prior year period, with the energy end markets up by 9.2% and transportation up by 3.5%. Regionally, most of this industrial end market growth came from EMEA, which grew on a core basis by 10.8%, offset by a decline of 1.9% in North America, driven by the agriculture end market.

Cost of sales
Cost of sales for the three months ended June 29, 2019 was $508.5 million, a decrease of 1.8%, or $9.1 million, compared with $517.6 million for the prior year period. The decrease was driven primarily by lower volumes of $33.7 million and favorable movements in average currency exchange rates of $17.4 million, offset partially by a $1.3 million increase due to the acquisition of Rapro in April 2018. Also offsetting these decreases was an impact of $43.5 million from lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes. In addition, a combination of wage and material inflation of $7.4 million increased cost of sales during the three months ended June 29, 2019 compared with the prior year period, though this was more than mitigated by benefits from our procurement initiatives.
Cost of sales for the six months ended June 29, 2019 was $1,006.1 million, a decrease of 2.7%, or $27.6 million, compared with $1,033.7 million for the prior year period. The decrease was driven primarily by lower volumes of $51.9 million and favorable movements in average currency exchange rates which drove a further $40.8 million of the decrease. These decreases were offset partially by a $4.4 million increase in cost of sales due to the acquisition of Rapro in April 2018. Similar to the quarter, lower fixed cost absorption due to reduced production volumes drove the majority of a $47.4 million increase in cost of sales related to manufacturing performance. In addition, cost of sales increased during the six months ended June 29, 2019 due to a combination of wage and material inflation of $22.9 million and $6.0 million of tariff-related cost increases, offset partially by a $13.5 million benefit from procurement initiatives.
Gross profit
Gross profit for the three months ended June 29, 2019 was $301.4 million, down 15.7% from $357.5 million for the prior year period. The decrease was driven primarily by the decreases in volumes of $27.7 million, combined with unfavorable net impacts of movements in average currency exchange rates of $7.7 million. In addition, as discussed above, cost of sales was increased by lower manufacturing performance of $43.5 million, driven by lower fixed cost absorption on lower production volumes, reducing gross profit. This was offset partially by $19.4 million of pricing benefits. Our gross profit margin dropped by 370 basis points to 37.2% for the three months ended June 29, 2019, down from 40.9% for the prior year period. The decline in gross margin is a result of the decelerating demand environment through the quarter discussed above and the lag in our ability to reduce manufacturing costs in the same timeframe. This led to the under absorption of manufacturing costs. We believe that the lower demand environment with which we exited the second quarter will remain for the foreseeable future and therefore we must implement further cost reduction actions to maintain the current gross margin levels.
Gross profit for the six months ended June 29, 2019 was $608.7 million, down 12.2% from $693.4 million for the prior year period. Our gross profit margin dropped by 240 basis points to 37.7% for the six months ended June 29, 2019, down from 40.1% for the prior year period. In both cases, these decreases were driven broadly by the same factors described above.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 29, 2019 were $198.0 million compared with $209.8 million for the prior year period. This decrease of $11.8 million was driven primarily by $7.3 million of labor and benefits cost savings and $5.3 million of favorable impacts from movements in average currency exchange rates. These were partially offset by a combination of individually minor items, including expenses associated with operating in a public company environment, increased marketing spend and investments in information and technology improvements.
SG&A expenses for the six months ended June 29, 2019 were $398.5 million compared with $418.4 million for the prior year period. This decrease of $19.9 million was driven primarily $15.3 million of favorable impacts from movements in average currency exchange rates and $5.4 million of labor and benefits cost savings, with minor offsets from increased marketing spend and investments in information and technology improvements.
Transaction-related (income) expenses
Transaction-related income for the three months ended June 29, 2019 was $0.7 million, related to the release of an accrual from a prior period acquisition, compared with an expense of $1.3 million for the prior year period. The transaction-related expenses incurred in the prior year period related primarily to the acquisitions of Techflow Flexibles, Atlas Hydraulics and Rapro.

Transaction-related income for the six months ended June 29, 2019 was $0.3 million compared with an expense of $6.0 million for the prior year period. Income for the six months ended June 29, 2019 related primarily to the release of an accrual from a prior period acquisition. The transaction-related expenses incurred in the prior year period included $4.2 million related to our initial public offering and a further $0.3 million related to the extension in January 2018 of the maturity of our two revolving credit facilities. The remainder of the transaction-related expenses in the prior year period related to the recent business acquisitions.
Restructuring expenses
Restructuring expenses of $0.6 million were recognized during the three months ended June 29, 2019 including an impairment of inventory of $0.3 million due to a facility closure, which is included in cost of sales. Restructuring expenses of $2.3 million were recognized during the prior year period, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business.
Restructuring expenses of $3.9 million, including $0.3 million included in cost of sales, were recognized during the six months ended June 29, 2019 relating primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business. Restructuring expenses of $2.0 million were recognized during the prior year period, predominantly in the second quarter of 2018, relating to the items described above.
Interest expense
Interest expense for the three months ended June 29, 2019 was $39.2 million compared with $39.8 million for the prior year period. Interest expense for the six months ended June 29, 2019 was $77.3 million compared with $99.6 million for the prior year period. Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Debt:
Dollar Term Loan	$21.2	$22.7	$41.9	$44.5
Euro Term Loan	5.5	5.8	11.1	11.8
Dollar Senior Notes	8.4	8.2	17.0	20.3
Euro Senior Notes	—	—	—	1.3
Other loans	0.3	—	0.3	—
	35.4	36.7	70.3	77.9
Amortization of deferred issuance costs	3.0	2.6	5.5	20.6
Other interest expense	0.8	0.5	1.5	1.1
	$39.2	$39.8	$77.3	$99.6
Details of our long-term debt are presented in note 14 to the condensed consolidated financial statements included elsewhere in this report.
Interest on debt for the three and six months ended June 29, 2019 decreased when compared with the equivalent prior year periods due primarily to the interest savings from debt repayments, in particular, for the six month period, the repayment of $913.7 million of senior notes in the first quarter of 2018 in conjunction with our initial public offering, in addition to margin reductions that came into effect partway during the prior year period. The amortization of deferred issuance costs was significantly lower in the six months ended June 29, 2019, due to the acceleration in the prior year period of $15.4 million of deferred issuance cost amortization as a consequence of the repayment of debt during the first quarter of 2018.

Other (income) expenses
Our other (income) expenses were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest income on bank deposits	$(1.1)	$(0.6)	$(2.2)	$(1.7)
Foreign currency loss (gain) on net debt and hedging instruments	0.3	(2.9)	(0.6)	(12.3)
Premiums paid on debt redemptions	—	—	—	27.0
Net adjustments related to post-retirement benefits	(0.6)	0.6	(1.9)	1.6
Other	(0.1)	(0.4)	(0.1)	(0.5)
	$(1.5)	$(3.3)	$(4.8)	$14.1
Other income for the three months ended June 29, 2019 was $1.5 million, compared with income of $3.3 million in the prior year period. This change was driven primarily by net foreign currency losses of $0.3 million on net debt and hedging instruments for the three months ended June 29, 2019, compared with net gains of $2.9 million in the prior year period.
Net adjustments related to post-retirement benefits were an income of $0.6 million for the three months ended June 29, 2019, compared with an expense of $0.6 million during the prior year period due primarily to the higher expected return on plan assets based on the most recent actuarial valuation.
Other income for the six months ended June 29, 2019 was $4.8 million, which compares with an expense of $14.1 million in the prior year period. This change was driven primarily by the payment in the prior year period of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018. Partially offsetting this cost in the prior year period was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes.
Net adjustments related to post-retirement benefits were an income of $1.9 million for the six months ended June 29, 2019, compared with an expense of $1.6 million during the prior year period. This was due primarily to the higher expected return on plan assets based on the most recent actuarial valuation. In addition, a $0.7 million settlement gain was recognized in the six months ended June 29, 2019 in relation to the closure of one of our facilities in France.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 29, 2019, we had an income tax expense of $37.5 million on pre-tax income of $64.2 million, which resulted in an effective tax rate of 58.4%, compared with an income tax expense of $11.5 million on pre-tax income of $104.4 million, which resulted in an effective tax rate of 11.0% for the three months ended June 30, 2018. For the six months ended June 29, 2019, we had an income tax benefit of $502.2 million on pre-tax income of $129.6 million, which resulted in an effective tax rate of (387.5)% compared with an income tax expense of $23.2 million on pre-tax income of $145.5 million, which resulted in an effective tax rate of 15.9% for the six months ended June 30, 2018.
The increase in the effective tax rate for the three months ended June 29, 2019 compared with the prior year period was primarily the result of $25.3 million of discrete tax expense related to the revaluing of our deferred tax assets to reflect the reduction in the Luxembourg corporate tax rate from 18% to 17%. In addition, during the prior year period, $5.7 million of discrete tax benefits related to our global restructuring were recognized and no similar benefit was recorded in the current period, contributing to the comparative increase in the effective tax rate.
The decrease in the effective tax rate for the six months ended June 29, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $610.6 million related to the release of valuation allowances in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was offset partially by a discrete expense of $25.3 million related to the reduction in the Luxembourg corporate tax rate, as well as a discrete expense of $65.1 million related to unrecognized tax benefits resulting primarily from the European business reorganization (the “Reorganization”) that occurred during the first quarter of 2019. In addition, during the prior year period, there was $21.1 million of non-operating costs for which no tax benefit was recognized and no similar costs in the current period, which also contributed to the comparative reduction in the effective tax rate.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2019, it was more likely than not that deferred tax assets in Luxembourg, the U.K., and the U.S. totaling $627.6 million were realizable. Accordingly, we discretely recognized $617.3 million of our deferred tax asset in the first quarter of 2019, while the remaining $10.3 million was to be recognized either during the year through the effective tax rate or in accumulated OCI as a cumulative translation adjustment.
For the period ended June 29, 2019 as a result of changes in the Luxembourg statutory tax rate, further refinement of current year estimates and foreign currency movements, we reduced the recognition from $627.6 million to $593.4 million.
Included within the $593.4 million total deferred tax assets are deferred tax assets totaling $586.2 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of 2019 due to the implementation of the Reorganization. The Reorganization was implemented in the first quarter of 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
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
For the period ended June 29, 2019, the recognition of deferred tax assets in Luxembourg was reduced from $615.6 million to $586.2 million primarily as a result of the reduction in the Luxembourg corporate tax rate from 18% to 17%. This resulted in a $25.3 million reduction in the previously reported value of our deferred tax asset. The remaining $4.1 million reduction is the result of changes in foreign currency translation during the current period.
Further, as a result of additional financing income realized in the first quarter of 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K. For the period ended June 29, 2019, further refinement of estimated U.K. taxable profits resulted in a reduction of the valuation allowance release related to indefinite lived net operating losses from $6.2 million to $3.2 million.

Finally, as a result of changes in estimates of future taxable profits in the first quarter of 2019, our judgment changed regarding realizability of $4.3 million of U.S. foreign tax credits and $1.5 million of U.S. net operating losses with related recorded valuation allowances. For the period ended June 29, 2019, further refinement of estimated U.S. foreign tax credits expected to be utilized in the current year reduced the realizability of U.S. foreign tax credit carry forwards from $4.3 million to $2.3 million, as U.S. foreign tax credits generated in the current year must be utilized before U.S. foreign tax credit carry forwards.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 29, 2019 was $165.4 million, a decrease of 19.3% or $39.5 million, compared with the prior year period Adjusted EBITDA of $204.9 million. The Adjusted EBITDA margin was 20.4% for the three months ended June 29, 2019, a 300 basis point decrease from the prior year period margin of 23.4%. The decrease in Adjusted EBITDA was driven primarily by lower sales of $65.2 million, which, together with the impact of lower fixed cost absorption on cost of sales, resulted in reduced gross profit of $56.1 million as described above.
Adjusted EBITDA for the six months ended June 29, 2019 was $330.9 million, a decrease of 14.9% or $57.9 million, compared with Adjusted EBITDA of $388.8 million for the prior year period. Adjusted EBITDA margin was 20.5% for the six months ended June 29, 2019, a 200 basis point decrease from the prior year period margin of 22.5%. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily by lower sales of $112.3 million, which together with the impact of lower fixed cost absorption on cost of sales, resulted in reduced gross profit of $84.7 million as described above. Partially offsetting this decrease were lower SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.9% and 62.0%, respectively, of Gates’ net sales for the three and six months ended June 29, 2019)

	Three months ended
(dollars in millions)	June 29, 2019	June 30, 2018	Period over Period Change
Net sales	$501.5	$549.6	(8.8)%
Adjusted EBITDA	$105.6	$133.3	(20.8)%
Adjusted EBITDA margin (%)	21.1%	24.3%

	Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	Period over Period Change
Net sales	$1,001.0	$1,095.6	(8.6)%
Adjusted EBITDA	$215.5	$258.6	(16.7)%
Adjusted EBITDA margin (%)	21.5%	23.6%
Net sales in Power Transmission for the three months ended June 29, 2019 were $501.5 million, a decrease of 8.8%, or $48.1 million, when compared with prior year period net sales of $549.6 million. Excluding the adverse impact of movements in average currency exchange rates of $18.9 million, core sales decreased by 5.3%, or $29.2 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes of $38.9 million, offset partially by pricing actions taken in response to inflation.

Net sales in Power Transmission for the six months ended June 29, 2019 were $1,001.0 million, a decrease of 8.6%, or $94.6 million, when compared with the prior year period net sales of $1,095.6 million. Excluding the adverse impact of movements in average currency exchange rates of $45.0 million, core sales decreased by 4.5%, or $49.6 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes of $65.7 million, offset partially by pricing actions taken in response to inflation.
Power Transmission's lower core growth was driven by sales to automotive first-fit customers, which declined by 10.9% and 11.8% during the three and six months ended June 29, 2019 compared with the prior year periods, due primarily to weak demand in Europe and China resulting from a combination of market softness, macroeconomic headwinds and continuing trade tensions. Sales to automotive replacement customers also contributed to the decline, but less significantly, with core growth lower by 4.5% and 3.7% during the three and six months ended June 29, 2019 compared with the prior year periods. Sales to industrial customers were relatively flat during both the three and six months ended June 29, 2019 compared with the prior year periods, with declining industrial replacement sales being offset by industrial first-fit growth. Industrial sales to the construction and energy end markets grew by 4.6% and 5.7%, respectively, during the three months ended June 29, 2019, offset by weakness in the agriculture end market, particularly in China and Europe, which we expect to continue into the second half of the year. Industrial sales during the six months ended June 29, 2019 grew across all of our end markets, with strong growth in developed markets, particularly in Europe, more than offsetting emerging market weakness, particularly in Asia and South America, although this overall growth in the six months weakened throughout the second quarter.
Our Power Transmission Adjusted EBITDA for the three months ended June 29, 2019 was $105.6 million, a decrease of 20.8% or $27.7 million, compared with prior year period Adjusted EBITDA of $133.3 million. Movements in average currency exchange rates drove $4.1 million of this decrease. Excluding this impact, the decrease in Adjusted EBITDA was driven primarily by lower volumes of $15.9 million, offset partially by the benefits from favorable pricing of $9.6 million. The majority of the remaining decrease was driven by lower manufacturing performance, in particular, lower fixed cost absorption on lower production volumes, offset partially by lower SG&A expenses of $5.5 million. Adjusted EBITDA margin for the three months ended June 29, 2019 was 21.1%, a 320 basis point decline from the prior year period Adjusted EBITDA margin of 24.3%, driven by the impacts described above.
Our Power Transmission Adjusted EBITDA for the six months ended June 29, 2019 was $215.5 million, a decrease of 16.7% or $43.1 million, compared with the prior year period Adjusted EBITDA of $258.6 million. Movements in average currency exchange rates drove $8.6 million of this decrease. Excluding this impact, the decrease in Adjusted EBITDA was driven by similar factors as for the quarter as described above with lower volumes and lower manufacturing performance resulting in decreases in Adjusted EBITDA of $26.6 million and $25.5 million, respectively. Raw material and labor inflation contributed a further $14.2 million of the decrease in Adjusted EBITDA as compared with the prior year period. Partially offsetting these decreases were benefits from pricing of $16.1 million, lower SG&A spending of $8.3 million and benefits from procurement initiatives of $7.5 million. Adjusted EBITDA margin for the six months ended June 29, 2019 was 21.5%, a 210 basis point decline from the prior year period Adjusted EBITDA margin of 23.6%, driven by the impacts described above.
Fluid Power (38.1% and 38.0%, respectively, of Gates’ net sales for the three and six months ended June 29, 2019)

	Three months ended
(dollars in millions)	June 29, 2019	June 30, 2018	Period over Period Change
Net sales	$308.4	$325.5	(5.3)%
Adjusted EBITDA	$59.8	$71.6	(16.5)%
Adjusted EBITDA margin (%)	19.4%	22.0%

	Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	Period over Period Change
Net sales	$613.8	$631.5	(2.8)%
Adjusted EBITDA	$115.4	$130.2	(11.4)%
Adjusted EBITDA margin (%)	18.8%	20.6%

Net sales in Fluid Power for the three months ended June 29, 2019 were $308.4 million, a decrease of 5.3%, or $17.1 million, compared with net sales during the prior year period of $325.5 million. Excluding the adverse impact of movements in average currency exchange rates of $6.2 million and the benefit of $1.9 million from the acquisition of Rapro in April 2018, core sales decreased by 3.9%, or $12.8 million, compared with the prior year period. This decrease was driven primarily by lower volumes of $22.5 million, offset partially by pricing actions taken in response to inflation.
Net sales in Fluid Power for the six months ended June 29, 2019 were $613.8 million, a decrease of 2.8%, or $17.7 million, compared with net sales during the prior year period of $631.5 million. Excluding the adverse impact of movements in average currency exchange rates of $14.7 million and the benefit of $7.5 million from the acquisition of Rapro in April 2018, core sales decreased by 1.7%, or $10.5 million, compared with the prior year period. This decrease was due primarily to lower volumes of $29.0 million, offset partially by pricing actions taken in response to inflation.
The lower core sales growth in both the three and six months ended June 29, 2019 was driven primarily by sales to industrial customers, which declined by 5.2% and 2.3%, respectively, during the three and six months ended June 29, 2019 compared with the prior year periods. These declines more than offset the moderate core growth in sales to automotive customers, which grew by approximately 1% in both the three and six months ended June 29, 2019 compared with the prior year periods. Industrial sales into the agriculture end market were particularly weak during both the three and six months ended June 29, 2019, declining by 17.3% and 18.4%, respectively, compared with the prior year periods. Sales to the construction end market were broadly stable for the six months ended June 29, 2019, but declined by 4.0% during the three months June 29, 2019, compared with the prior year periods. Fluid Power had core growth declines across most of its commercial regions in developed markets for the three and six months ended June 29, 2019, particularly North America, more than offsetting core growth in China and South America.
 Adjusted EBITDA for the three months ended June 29, 2019 was $59.8 million, a decrease of 16.5%, or $11.8 million, compared with the prior year period Adjusted EBITDA of $71.6 million. The decrease in Adjusted EBITDA was driven primarily by manufacturing performance impacts of $18.7 million (driven by lower fixed cost absorption on lower volumes) together with lower volumes of $8.2 million. Partially offsetting these declines were benefits from pricing actions of $9.7 million, procurement benefits of $3.3 million and lower SG&A expenses of $2.6 million. The Adjusted EBITDA margin consequently decreased by 260 basis points.
 Adjusted EBITDA for the six months ended June 29, 2019 was $115.4 million, a decrease of 11.4%, or $14.8 million, compared with the prior year period Adjusted EBITDA of $130.2 million. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily manufacturing performance impacts of $21.9 million (driven by lower fixed cost absorption on lower volumes), together with lower volumes of $10.4 million and an $8.7 million adverse impact from inflation. These impacts were offset partially by inflation-mitigating pricing and procurement actions. The Adjusted EBITDA margin consequently decreased by 180 basis points.
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

It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and we believe that as of June 29, 2019 we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Six months ended June 29, 2019 compared with the six months ended June 30, 2018
Cash provided by operations was $63.8 million during the six months ended June 29, 2019 compared with cash provided by operations of $93.9 million during the prior year period. Operating cash inflow before movements in non-tax operating assets and liabilities was $186.3 million during the six months ended June 29, 2019 compared with $243.4 million during the prior year period, a decrease of $57.1 million which was due largely to the lower operational performance of Gates which flowed through to operating income. Movements in taxes payable were $45.2 million higher during the six months ended June 29, 2019 compared with the prior year period, due primarily to a non-cash increase in tax contingencies associated with the business reorganization in Europe. Movements in non-tax operating assets and liabilities during the six months ended June 29, 2019 gave rise to a decrease of $122.5 million in cash compared with a decrease of $149.5 million in the prior year period. This decrease, or further use of cash, was driven primarily by a combination of a decrease in trade accounts payable linked to lower production volumes and the normal seasonal increases in trade receivables as compared with the beginning of the fiscal year.
Net cash used in investing activities during the six months ended June 29, 2019 was $47.5 million, compared with $173.7 million in the prior year period. Capital expenditures decreased by $72.1 million from $114.2 million in the six months ended June 30, 2018 to $42.1 million in the six months ended June 29, 2019, driven primarily by expenditures in the prior year period related to the expansion of one of our existing facilities and construction of two new facilities. In addition, net cash used in investing activities in the prior year period included $50.9 million of cash paid in relation to the acquisition of Rapro in April 2018.
Net cash used in financing activities was $31.3 million during the six months ended June 29, 2019, compared with $173.0 million net cash used in financing activities in the prior year period. This net outflow in the six months ended June 29, 2019 related primarily to quarterly amortization payments under the term loans, together with $15.0 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries. In the prior year period, net cash used in financing activities related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. In addition, during the prior year period, we made $16.2 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries.
Indebtedness
During the periods presented, our long-term debt in issue consisted principally of two term loans and two unsecured notes. Our long-term debt as of June 29, 2019 and December 29, 2018 was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 29, 2019	As of December 29, 2018	As of June 29, 2019	As of December 29, 2018
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,399.2	$2,428.7	$2,435.4	$2,458.5
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	576.7	575.7	568.0	568.0
Other debt	0.2	0.6	0.2	0.6
	$2,976.1	$3,005.0	$3,003.6	$3,027.1
Details of our long-term debt are presented in note 14 to the condensed consolidated financial statements included elsewhere in this quarterly report.
During January 2018, upon completion of our initial public offering, the applicable margins on each of the term loans was reduced by a further 0.25%, as agreed as part of the refinancing completed in November 2017.

During the first quarter of 2018, Gates redeemed in full its outstanding €235.0 million of Euro Senior Notes and made partial redemptions of the Dollar Senior Notes. All of these prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded by the net proceeds from our initial public offering of approximately $799.1 million, with the remainder of the funds coming from cash on hand.
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of June 29, 2019, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 5.15% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of June 29, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 29, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the six months ended June 30, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.6 million and $3.8 million, respectively.
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
During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of Gates' Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in OCI.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(Loss) gain recognized in statement of operations	$(8.1)	$36.6	$5.3	$29.1
(Loss) gain recognized in OCI	(1.4)	3.4	(0.7)	(6.8)
Total (losses) gains	$(9.5)	$40.0	$4.6	$22.3
During the three and six months ended June 29, 2019, the above net transactional foreign exchange gains and losses recognized in the other (income) expenses line have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of June 29, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.

Up to the date of their redemption, foreign exchange losses were recognized in respect of the Euro Senior Notes as summarized in the table below. A portion of these losses were recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of Gates' Euro investments.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Loss recognized in statement of operations	$—	$—	$—	$(4.2)
Loss recognized in OCI	—	—	—	(5.0)
Total losses	$—	$—	$—	$(9.2)
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
As of both June 29, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
Gates has a revolving credit facility backed by certain of its assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($321.5 million as of June 29, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. This facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of June 29, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver. The letters of credit outstanding under the asset-backed revolver were $50.3 million and $57.8 million as of June 29, 2019 and December 29, 2018, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the six months ended June 29, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our net sales and 62% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 29, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 81% of our total assets and approximately 67% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 70% of our total assets and approximately 23% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the six months ended June 29, 2019, our net debt decreased by $11.1 million from $2,603.7 million as of December 29, 2018 to $2,592.6 million as of June 29, 2019. Excluding changes in foreign currency exchange rates, the decrease in cash during the six months ended June 29, 2019 broadly offset the decrease in debt resulting from the normal quarterly amortization payments made under the term loans.
Movements in foreign currency exchange rates had a favorable net impact of $7.2 million on net debt during the six months ended June 29, 2019, the majority of the movement relating to the impact on our Euro-denominated debt of the weakening of the Euro against the U.S. dollar.

Borrowing Headroom
As of June 29, 2019, our asset-backed revolving credit facility had a borrowing base of $321.5 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash but there were letters of credit outstanding against the facility amounting to $50.3 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $456.2 million, in addition to cash balances of $411.0 million.
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
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related (income) expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA those acquisition-related costs that are required to be expensed in accordance with U.S. GAAP, in particular, the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented, we excluded restructuring expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates' business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income from continuing operations	$26.7	$92.9	$631.8	$122.3
Income tax expense (benefit)	37.5	11.5	(502.2)	23.2
Net interest and other expenses	37.7	36.5	72.5	113.7
Depreciation and amortization	56.2	54.6	112.3	109.6
EBITDA	158.1	195.5	314.4	368.8
Transaction-related (income) expenses	(0.7)	1.3	(0.3)	6.0
Impairment of intangibles and other assets	—	0.1	—	0.4
Restructuring expenses	0.3	2.3	3.6	2.0
Share-based compensation expense	3.8	1.6	6.4	3.2
Sponsor fees (included in other operating expenses)	2.0	2.1	3.8	4.0
Impact of fair value adjustment on inventory (included in cost of sales)	—	0.3	—	0.3
Inventory adjustments (included in cost of sales)	0.3	0.8	0.3	0.8
Severance-related expenses (included in cost of sales)	0.5	—	0.5	—
Other operating (income) expenses	(0.1)	1.0	1.0	3.4
Other non-recurring adjustments (included in SG&A)	1.2	(0.1)	1.2	(0.1)
Adjusted EBITDA	$165.4	$204.9	$330.9	$388.8
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$809.9	$875.1	$1,614.8	$1,727.1
Adjusted EBITDA	$165.4	$204.9	$330.9	$388.8
Adjusted EBITDA margin (%)	20.4%	23.4%	20.5%	22.5%
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

	Three months ended June 29, 2019

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales	$501.5	$308.4	$809.9
Impact on net sales of movements in currency rates	18.9	6.2	25.1
Impact on net sales from recent acquisitions	—	(1.9)	(1.9)
Core revenue	$520.4	$312.7	$833.1

Net sales for the three months ended June 30, 2018	549.6	325.5	875.1
Decrease in net sales on a core basis (core revenue)	$(29.2)	$(12.8)	$(42.0)

Core revenue growth (%)	(5.3%)	(3.9%)	(4.8%)

	Six months ended June 29, 2019

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales	$1,001.0	$613.8	$1,614.8
Impact on net sales of movements in currency rates	45.0	14.7	59.7
Impact on net sales from recent acquisitions	—	(7.5)	(7.5)
Core revenue	$1,046.0	$621.0	$1,667.0

Net sales for the six months ended June 30, 2018	1,095.6	631.5	1,727.1
Decrease in net sales on a core basis (core revenue)	$(49.6)	$(10.5)	$(60.1)

Core revenue growth (%)	(4.5%)	(1.7%)	(3.5%)
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
Net debt represents the net total of:

•	the principal amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of June 29, 2019	As of December 29, 2018
Principal amount of debt	$3,003.6	$3,027.1
Cash and cash equivalents	411.0	423.4
Net debt	$2,592.6	$2,603.7

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of June 29, 2019	As of December 29, 2018
Principal amount of debt	$3,003.6	$3,027.1
Accrued interest	16.2	26.6
Deferred issuance costs	(43.7)	(48.7)
Carrying amount of debt	$2,976.1	$3,005.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $7.2 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is a receivable of $11.8 million and $11.8 million as of June 29, 2019 and December 29, 2018, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $4.7 million and $1.1 million as of June 29, 2019 and December 29, 2018, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 29, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

3.2	Articles of Association of Gates Industrial Corporation plc, effective May 23, 2019*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 29, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018, (v) Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*    Filed herewith.
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

Date: August 7, 2019