Form 10-Q
period 2019-09-28
Gates Industrial Corp plc
filed 2019-11-06
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 4, 2019, there were 290,118,125 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholder, The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$746.6	$828.4	$2,361.4	$2,555.5
Cost of sales	474.2	501.2	1,480.3	1,534.9
Gross profit	272.4	327.2	881.1	1,020.6
Selling, general and administrative expenses	191.9	202.7	590.4	621.1
Transaction-related expenses	1.0	0.2	0.7	6.2
Impairment of intangibles and other assets	0.7	0.2	0.7	0.6
Restructuring expenses	0.3	1.2	3.9	3.2
Other operating expenses	1.8	5.1	6.6	12.5
Operating income from continuing operations	76.7	117.8	278.8	377.0
Interest expense	37.2	40.2	114.5	139.8
Other (income) expenses	(2.4)	3.4	(7.2)	17.5
Income from continuing operations before taxes	41.9	74.2	171.5	219.7
Income tax expense (benefit)	4.4	7.2	(497.8)	30.4
Net income from continuing operations	37.5	67.0	669.3	189.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.1	0.3	0.6	0.7
Net income	37.4	66.7	668.7	188.6
Less: non-controlling interests	1.9	6.8	(2.0)	18.9
Net income attributable to shareholders	$35.5	$59.9	$670.7	$169.7

Earnings per share
Basic
Earnings per share from continuing operations	$0.12	$0.21	$2.31	$0.60
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.12	$0.21	$2.31	$0.60

Diluted
Earnings per share from continuing operations	$0.12	$0.20	$2.30	$0.58
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.12	$0.20	$2.30	$0.58
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$37.4	$66.7	$668.7	$188.6
Other comprehensive (loss) income
Foreign currency translation:
—Net translation loss on foreign operations, net of tax expense, respectively, of $0.3, $1.3, $0.6 and $0.5	(94.7)	(2.2)	(49.6)	(83.4)
—Gain on net investment hedges, net of tax expense, respectively, of $0, $0.2, $0 and $0.2	13.3	3.8	14.1	4.7
Total foreign currency translation movements	(81.4)	1.6	(35.5)	(78.7)
Cash flow hedges (Interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit, respectively, of $0.9, $0, $5.2 and $0	(4.0)	3.6	(27.6)	13.3
—Reclassification to net income, net of tax benefit, respectively, of $0, $3.3, $0 and $2.0	0.9	4.3	1.2	6.5
Total cash flow hedges movements	(3.1)	7.9	(26.4)	19.8
Available-for-sale investments:
—Net unrealized loss, net of tax expense, respectively, of $0, $0.1, $0 and $0.1	—	(0.5)	—	(0.5)
Total available-for-sale investments:	—	(0.5)	—	(0.5)
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit, respectively, of $0, $0, $0 and $0.1	—	—	—	(0.1)
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0, $0, $0.1 and $0	(0.1)	(0.1)	(0.2)	(0.4)
Total post-retirement benefit movements	(0.1)	(0.1)	(0.2)	(0.5)
Other comprehensive (loss) income	(84.6)	8.9	(62.1)	(59.9)
Comprehensive (loss) income for the period	$(47.2)	$75.6	$606.6	$128.7

Comprehensive (loss) income attributable to shareholders:
—(Loss) income arising from continuing operations	$(37.4)	$82.2	$617.0	$130.6
—Loss arising from discontinued operations	(0.1)	(0.3)	(0.6)	(0.7)
	(37.5)	81.9	616.4	129.9
Comprehensive loss attributable to non-controlling interests	(9.7)	(6.3)	(9.8)	(1.2)
	$(47.2)	$75.6	$606.6	$128.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 28, 2019	As of December 29, 2018
Assets
Current assets
Cash and cash equivalents	$456.1	$423.4
Trade accounts receivable, net	733.2	742.3
Inventories	507.8	537.6
Taxes receivable	24.8	7.2
Prepaid expenses and other assets	142.0	104.1
Total current assets	1,863.9	1,814.6
Non-current assets
Property, plant and equipment, net	721.1	756.3
Goodwill	2,024.1	2,045.9
Pension surplus	52.8	52.6
Intangible assets, net	1,888.2	1,990.6
Operating lease right-of-use assets	117.3	—
Taxes receivable	34.2	27.9
Deferred income taxes	552.6	5.1
Other non-current assets	31.7	29.6
Total assets	$7,285.9	$6,722.6
Liabilities and equity
Current liabilities
Debt, current portion	$43.5	$51.6
Trade accounts payable	328.5	424.0
Taxes payable	17.4	19.2
Accrued expenses and other current liabilities	193.8	184.2
Total current liabilities	583.2	679.0
Non-current liabilities
Debt, less current portion	2,909.8	2,953.4
Post-retirement benefit obligations	151.0	155.9
Lease liabilities	109.3	—
Taxes payable	155.3	81.9
Deferred income taxes	360.8	439.5
Other non-current liabilities	86.5	79.2
Total liabilities	4,355.9	4,388.9
Commitments and contingencies (note 20)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,118,125 (December 29, 2018: authorized shares: 3,000,000,000; outstanding shares: 289,847,574)	2.9	2.9
—Additional paid-in capital	2,430.5	2,416.9
—Accumulated other comprehensive loss	(908.6)	(854.3)
—Retained earnings	1,052.6	381.9
Total shareholders’ equity	2,577.4	1,947.4
Non-controlling interests	352.6	386.3
Total equity	2,930.0	2,333.7
Total liabilities and equity	$7,285.9	$6,722.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018
Cash flows from operating activities
Net income	$668.7	$188.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	167.4	163.3
Non-cash currency transaction gain on net debt and hedging instruments	(29.2)	(35.0)
Premium paid on redemption of long-term debt	—	27.0
Other net non-cash financing costs	31.2	54.9
Share-based compensation expense	10.5	5.5
Decrease in post-employment benefit obligations, net	(6.4)	(2.5)
Deferred income taxes	(635.6)	(44.0)
Other operating activities	3.4	1.5
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(4.0)	(82.6)
—Decrease (increase) in inventories	25.2	(81.0)
—(Decrease) increase in accounts payable	(90.4)	16.4
—Increase in prepaid expenses and other assets	(29.8)	(24.6)
—Increase (decrease) in taxes payable	48.2	(6.4)
—Decrease in other liabilities	(14.0)	(38.8)
Net cash provided by operations	145.2	142.3
Cash flows from investing activities
Purchases of property, plant and equipment	(50.5)	(143.0)
Purchases of intangible assets	(8.0)	(11.9)
Purchases of investments	(11.7)	—
Net cash received (paid) under corporate-owned life insurance policies	0.3	(7.4)
Purchase of businesses, net of cash acquired	—	(50.9)
Other investing activities	0.3	(0.9)
Net cash used in investing activities	(69.6)	(214.1)
Cash flows from financing activities
Issuance of shares, net of underwriting costs	1.7	799.6
Other offering costs	—	(8.6)
Payments of long-term debt	(18.9)	(933.5)
Premium paid on redemption of long-term debt	—	(27.0)
Dividends paid to non-controlling interests	(24.5)	(23.3)
Other financing activities	1.6	5.7
Net cash used in financing activities	(40.1)	(187.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.8)	(9.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	32.7	(268.1)
Cash and cash equivalents and restricted cash at the beginning of the period	424.6	566.0
Cash and cash equivalents and restricted cash at the end of the period	$457.3	$297.9
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$112.5	$142.4
Income taxes paid, net	$90.4	$83.7
Accrued capital expenditures	$1.6	$2.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 28, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6

Net income	—	—	—	35.5	35.5	1.9	37.4
Other comprehensive loss	—	—	(73.0)	—	(73.0)	(11.6)	(84.6)
Total comprehensive (loss) income	—	—	(73.0)	35.5	(37.5)	(9.7)	(47.2)
Other changes in equity:
—Issuance of shares	—	0.1	—	—	0.1	—	0.1
—Share-based compensation	—	4.0	—	—	4.0	—	4.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(9.5)	(9.5)
As of September 28, 2019	$2.9	$2,430.5	$(908.6)	$1,052.6	$2,577.4	$352.6	$2,930.0

	Three months ended September 29, 2018

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 30, 2018	$2.9	$2,413.4	$(809.2)	$246.7	$1,853.8	$402.7	$2,256.5

Net income	—	—	—	59.9	59.9	6.8	66.7
Other comprehensive income (loss)	—	—	22.0	—	22.0	(13.1)	8.9
Total comprehensive income (loss)	—	—	22.0	59.9	81.9	(6.3)	75.6
Other changes in equity:
—Issuance of shares	—	0.4	—	—	0.4	—	0.4
—Share-based compensation	—	1.7	—	—	1.7	—	1.7
—Dividends paid to non-controlling interests	—	—	—	—	—	(7.1)	(7.1)
As of September 29, 2018	$2.9	$2,415.5	$(787.2)	$306.6	$1,937.8	$389.3	$2,327.1

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Continued)

	Nine months ended September 28, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	670.7	670.7	(2.0)	668.7
Other comprehensive loss	—	—	(54.3)	—	(54.3)	(7.8)	(62.1)
Total comprehensive (loss) income	—	—	(54.3)	670.7	616.4	(9.8)	606.6
Other changes in equity:
—Issuance of shares	—	1.7	—	—	1.7	—	1.7
—Share-based compensation	—	10.7	—	—	10.7	—	10.7
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(24.5)	(24.5)
As of September 28, 2019	$2.9	$2,430.5	$(908.6)	$1,052.6	$2,577.4	$352.6	$2,930.0

	Nine months ended September 29, 2018

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4

Net income	—	—	—	169.7	169.7	18.9	188.6
Other comprehensive loss	—	—	(39.8)	—	(39.8)	(20.1)	(59.9)
Total comprehensive (loss) income	—	—	(39.8)	169.7	129.9	(1.2)	128.7
Other changes in equity:
—Issuance of shares	0.4	841.2	—	—	841.6	—	841.6
—Share-based compensation	—	4.7	—	—	4.7	—	4.7
—Dividends paid to non-controlling interests	—	—	—	—	—	(23.3)	(23.3)
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
As of September 29, 2018	$2.9	$2,415.5	$(787.2)	$306.6	$1,937.8	$389.3	$2,327.1
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of September 28, 2019 and December 29, 2018 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from June 30, 2019 to September 28, 2019, with comparative information for the 91 day period from July 1, 2018 to September 29, 2018 and for the 273 day period from December 30, 2018 to September 28, 2019, with comparative information for the 273 day period from December 31, 2017 to September 29, 2018.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 28, 2019 and the results of its operations and cash flows for the periods ended September 28, 2019 and September 29, 2018. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU which introduces a lessee model that will bring most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease.” This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee.
The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which allows entities an additional, optional transition method of applying the new leases standard at the adoption date with comparative periods continuing to be presented in accordance with prior GAAP (Topic 840 “Leases”). We have adopted Topic 842 using this practical expedient, and, consequently, comparative information in these condensed consolidated financial statements has not been restated.
We applied the following additional practical expedients on transition to Topic 842:

(i)	we did not reassess whether or not any expired or existing contracts were or contained leases;

(ii)
we did not reassess the lease classification for any expired or existing leases (i.e., all existing leases that were classified as operating leases continued to be classified as such under Topic 842, and all existing leases that were classified as capital leases continued to be classified as finance leases); and

(iii)	we did not reassess any initial direct costs for leases existing on the date of adoption of Topic 842.
On transition, we recognized a right-of-use asset of $126.0 million and a lease liability of $132.9 million, with the difference relating primarily to reclassifying deferred rent liabilities that existed under Topic 840 into the new right-of-use asset. Note 11 sets out disclosures related to Topic 842.
The following ASUs that were also adopted on the first day of the 2019 fiscal year did not have a significant impact on our results, financial position or disclosures:

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

•
ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement). The guidance permits capitalization of costs associated with the implementation of cloud-based software arrangements and aligns the criteria for capitalization with those for purchased or internally-generated computer software intangible assets. Implementation costs meeting the criteria for capitalization would not be classified as intangible assets but would instead be classified as prepaid expenses that are then amortized over the period of the arrangement as an additional expense consistent with the ongoing costs under the cloud computing arrangement.
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

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Power Transmission	$474.4	$512.5	$1,475.4	$1,608.1
Fluid Power	272.2	315.9	886.0	947.4
Continuing operations	$746.6	$828.4	$2,361.4	$2,555.5
The following table summarizes our net sales by key geographic region of origin:

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
U.S.	$284.3	$326.0	$909.6	$973.5
North America, excluding the U.S.	85.1	85.5	263.3	260.4
United Kingdom (“U.K.”)	18.7	23.3	62.6	73.8
Europe, Middle East and Africa (“EMEA”), excluding the U.K.	164.1	183.8	521.7	591.5
East Asia and India	87.9	95.9	274.2	296.9
Greater China	80.6	90.2	253.4	281.7
South America	25.9	23.7	76.6	77.7
Net Sales	$746.6	$828.4	$2,361.4	$2,555.5

The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Developed	$486.6	$558.4	$1,564.4	$1,671.1
Emerging	260.0	270.0	797.0	884.4
Net Sales	$746.6	$828.4	$2,361.4	$2,555.5
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
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Power Transmission	$99.7	$119.0	$315.2	$377.6
Fluid Power	45.3	62.2	160.7	192.4
Continuing operations	$145.0	$181.2	$475.9	$570.0

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income from continuing operations	$37.5	$67.0	$669.3	$189.3
Income tax expense (benefit)	4.4	7.2	(497.8)	30.4
Income from continuing operations before taxes	41.9	74.2	171.5	219.7
Interest expense	37.2	40.2	114.5	139.8
Other (income) expenses	(2.4)	3.4	(7.2)	17.5
Operating income from continuing operations	76.7	117.8	278.8	377.0
Depreciation and amortization	55.1	53.7	167.4	163.3
Transaction-related expenses (1)	1.0	0.2	0.7	6.2
Impairment of intangibles and other assets	0.7	0.2	0.7	0.6
Restructuring expenses	0.3	1.2	3.9	3.2
Share-based compensation expense	4.1	2.3	10.5	5.5
Sponsor fees (included in other operating expenses)	1.1	1.9	4.9	5.9
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	—	0.3
Inventory impairments and adjustments (included in cost of sales)	1.0	—	1.3	0.8
Duplicate expenses incurred on facility relocation	—	1.5	—	4.6
Severance-related expenses (included in cost of sales)	2.5	—	3.0	—
Other primarily severance-related expenses (included in SG&A)	1.8	0.7	3.0	0.6
Other operating expenses	0.7	1.7	1.7	2.0
Adjusted EBITDA	$145.0	$181.2	$475.9	$570.0

(1)
Transaction-related expenses relate primarily to advisory fees recognized in respect of our initial public offering, the acquisition of businesses and costs related to other corporate transactions such as debt refinancings.

5. Restructuring and other strategic initiatives
Gates continues to undertake various restructuring and other strategic initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, combine back-office workgroups and relocate certain operations to lower cost locations. Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to accelerate and expand upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our selling, general and administrative (“SG&A”) back-office functions.
Overall costs associated with our restructuring and other strategic initiatives have been recognized in the condensed consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Restructuring expenses:
—Severance	$0.4	$0.1	$3.3	$—
—Professional fees	0.1	0.8	1.4	3.0
—Other restructuring (benefits) expenses	(0.2)	0.3	(0.8)	0.2
	0.3	1.2	3.9	3.2
Restructuring expenses in cost of sales:
—Impairment of inventory	1.0	—	1.3	—
Total restructuring expenses	$1.3	$1.2	$5.2	$3.2

Expenses related to other strategic initiatives:
—Severance costs included in cost of sales	$2.5	$—	$3.0	$—
—Severance costs included in SG&A	1.8	0.9	3.0	0.3
—Impairment of fixed assets	0.7	—	0.7	—
Total expenses related to other strategic initiatives	$5.0	$0.9	$6.7	$0.3
Restructuring and other strategic initiatives undertaken during the three months ended September 28, 2019 related primarily to reductions in force, particularly in the U.S. and Asia, and impacts from facility closures and consolidations, primarily the impairment of inventory and fixed assets. Expenses incurred during the prior year period in connection with our restructuring and other strategic initiatives related primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business.
Restructuring and other strategic initiatives undertaken during the nine months ended September 28, 2019 related primarily to reductions in force, across all regions and impairments of inventory and fixed assets related to facility closures in countries including France, the U.S., Turkey and Australia. An additional $1.4 million of professional fees were incurred during the current period, relating primarily to the closure of one of our facilities in France, the reorganization of our European corporate center, and a strategic restructuring of part of our Asian business. Expenses incurred during the prior year period in connection with our restructuring and other strategic initiatives also related primarily to the items described above.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Power Transmission	$0.3	$0.9	$3.5	$2.1
Fluid Power	1.0	0.3	1.7	1.1
Continuing operations	$1.3	$1.2	$5.2	$3.2

The following summarizes the reserve for restructuring expenses for the nine month periods ended September 28, 2019 and September 29, 2018, respectively:

	Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018
Balance as of the beginning of the period	$2.6	$8.6
Utilized during the period	(4.0)	(8.3)
Net charge for the period	3.9	3.5
Released during the period	—	(0.3)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$2.4	$3.6
Restructuring reserves, the majority of which are expected to be utilized during the remainder of 2019 and in 2020, are included in the condensed consolidated balance sheet as follows:

(dollars in millions)	As of September 28, 2019	As of September 29, 2018
Accrued expenses and other current liabilities	$2.4	$3.4
Other non-current liabilities	—	0.2
	$2.4	$3.6
6. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 28, 2019, we had an income tax expense of $4.4 million on pre-tax income of $41.9 million, which resulted in an effective tax rate of 10.5%, compared with an income tax expense of $7.2 million on pre-tax income of $74.2 million, which resulted in an effective tax rate of 9.7% for the three months ended September 29, 2018. For the nine months ended September 28, 2019, we had an income tax benefit of $497.8 million on pre-tax income of $171.5 million, which resulted in an effective tax rate of (290.3%) compared with an income tax expense of $30.4 million on pre-tax income of $219.7 million, which resulted in an effective tax rate of 13.8% for the nine months ended September 29, 2018.
The increase in the effective tax rate for the three months ended September 28, 2019 compared with the prior year period was primarily the result of a $5.3 million increase in discrete tax expense related to changes in previously released valuation allowances during the year, offset by an $8.0 million reduction in tax on ordinary operations.
The decrease in the effective tax rate for the nine months ended September 28, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $605.1 million related to the release of valuation allowances, which occurred during the first quarter, in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was offset partially by a discrete expense of $25.1 million related to the reduction in the Luxembourg corporate tax rate, which occurred during the second quarter, as well as a discrete expense of $65.6 million related to unrecognized tax benefits resulting primarily from the European business reorganization (the “Reorganization”), which occurred during the first quarter. In addition, during the prior year period, there was $21.1 million of non-operating costs for which no tax benefit was recognized, and there were no similar costs in the current period, which also contributed to the comparative reduction in the effective tax rate.
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
For the period ended September 28, 2019 as a result of changes in the Luxembourg statutory tax rate, which occurred during the second quarter, further refinement of current year estimates and foreign currency movements, we reduced the recognition from $627.6 million to $570.1 million.
Included within the $570.1 million total deferred tax assets are deferred tax assets totaling $564.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of 2019 due to the implementation of the Reorganization. The Reorganization was implemented in the first quarter of 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
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
For the period ended September 28, 2019, the recognition of deferred tax assets in Luxembourg was reduced from $615.6 million to $564.0 million primarily as a result of the reduction in the Luxembourg corporate tax rate from 18% to 17%, which occurred during the second quarter. This resulted in a $25.1 million reduction in the previously reported value of our deferred tax asset. The remaining $26.5 million reduction is the result of changes in foreign currency translation during the current period.
Further, as a result of additional financing income realized in the first quarter of 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K. For the period ended September 28, 2019, further refinement of estimated U.K. taxable profits resulted in a reduction of the valuation allowance release related to indefinite lived net operating losses from $6.2 million to $3.4 million.
Finally, as a result of changes in estimates of future taxable profits in the first quarter of 2019, our judgment changed regarding the realizability of $4.3 million of U.S. foreign tax credits with related recorded valuation allowances. For the period ended September 28, 2019, further refinement of estimated U.S. foreign tax credits expected to be utilized in the current year reduced the realizability of U.S. foreign tax credit carry forwards from $4.3 million to $2.7 million, as U.S. foreign tax credits generated in the current year must be utilized before U.S. foreign tax credit carry forwards.
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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income attributable to shareholders	$35.5	$59.9	$670.7	$169.7

Weighted average number of shares outstanding	290,109,231	289,783,061	290,032,416	284,750,794
Dilutive effect of share-based awards	1,003,871	8,670,885	1,634,515	8,705,430
Diluted weighted average number of shares outstanding	291,113,102	298,453,946	291,666,931	293,456,224

Basic earnings per share	$0.12	$0.21	$2.31	$0.60
Diluted earnings per share	$0.12	$0.20	$2.30	$0.58
For the three months ended September 28, 2019 and September 29, 2018, shares totaling 3,623,701 and 605,164, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. For the nine months ended September 28, 2019 and September 29, 2018, shares totaling 3,686,986 and 610,039 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
8. Inventories

(dollars in millions)	As of September 28, 2019	As of December 29, 2018
Raw materials and supplies	$129.3	$152.1
Work in progress	36.6	38.4
Finished goods	341.9	347.1
Total inventories	$507.8	$537.6
9. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 29, 2018	$1,374.1	$671.8	$2,045.9
Foreign currency translation	(18.4)	(3.4)	(21.8)
As of September 28, 2019	$1,355.7	$668.4	$2,024.1

10. Intangible assets

	As of September 28, 2019			As of December 29, 2018
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,998.4	$(618.8)	$1,379.6	$2,017.4	$(534.8)	$1,482.6
—Technology	90.5	(87.5)	3.0	90.6	(87.0)	3.6
—Capitalized software	71.6	(35.4)	36.2	64.2	(29.2)	35.0
	2,160.5	(741.7)	1,418.8	2,172.2	(651.0)	1,521.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,673.9	$(785.7)	$1,888.2	$2,685.6	$(695.0)	$1,990.6
During the three months ended September 28, 2019, the amortization expense recognized in respect of intangible assets was $32.4 million, compared with $32.3 million for the three months ended September 29, 2018. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $21.0 million for the three months ended September 28, 2019, compared with a decrease of $0.2 million for the three months ended September 29, 2018.
During the nine months ended September 28, 2019, the amortization expense recognized in respect of intangible assets was $97.5 million, compared with $98.0 million for the nine months ended September 29, 2018. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $13.0 million for the nine months ended September 28, 2019, compared with a decrease of $18.9 million for the nine months ended September 29, 2018.
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
Gates has over 1,000 leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in approximately 80 real estate leases, which accounted for approximately 88% of the lease liability under non-cancellable leases as of September 28, 2019. The remaining leases are predominantly comprised of equipment and vehicle leases.
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

Variable payments
We sometimes make payments under our lease agreements that are excluded from the measurement of our right-of-use assets and lease liabilities and are recognized instead as variable payments in the period in which the obligation for those payments is incurred. These costs include common area maintenance, insurance, taxes, utility costs, etc. A number of our leases, particularly real estate leases, include base rent escalation clauses. The majority of these are based on the change in a local consumer price or similar index. Payments that vary based on an index or rate are included in the measurement of our right-of-use assets and lease liabilities at the rate as of the commencement date with any subsequent changes to those payments being recognized as variable payments in the period in which they occur.
Residual value guarantees, restrictions or covenants, and leases that have not yet commenced
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of September 28, 2019, there were no significant new leases that have not yet commenced.
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

C. Quantitative disclosures

(dollars in millions)	Three months ended September 28, 2019	Nine months ended September 28, 2019
Lease expenses
Operating lease expenses	$7.6	$22.6
Finance lease amortization expenses	0.1	0.2
Short-term lease expenses	1.3	3.2
Variable lease expenses	2.2	4.9
Sublease income	—	(0.1)
Total lease expenses	$11.2	$30.8

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.6	$6.6

Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from operating leases		$20.1
—Financing cash flows from finance leases		0.3
		$20.4
Weighted-average remaining lease term — finance leases		9.0 years
Weighted-average remaining lease term — operating leases		10.3 years
Weighted-average discount rate — finance leases		2.6%
Weighted-average discount rate — operating leases		5.7%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases (1)
Next 12 months	$25.3	$0.5
Year 2	21.1	0.5
Year 3	17.3	0.5
Year 4	14.4	0.3
Year 5	12.6	—
Year 6 and beyond	83.7	—
Total lease payments	174.4	1.8
Interest	46.7	0.1
Total present value of lease liabilities	$127.7	$1.7

(1)
Although our finance leases have a weighted average remaining lease term of 9.0 years, the primary lease includes a ten year rent-free period at the end of the contract such that there will be no lease payments made beyond December 2022.

Balance sheet presentation of leases as of September 28, 2019

(dollars in millions)	Operating leases	Finance leases
Right-of-use assets	$117.3	$3.0

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$19.2	$0.9
Long-term lease liabilities	108.5	0.8
Total lease liabilities	$127.7	$1.7

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
Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in net income in each period.
The period end fair values of derivative financial instruments were as follows:

	As of September 28, 2019					As of December 29, 2018
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$4.6	$—	$—	$(14.1)	$(9.5)	$5.4	$—	$—	$(27.5)	$(22.1)
—Interest rate caps	—	—	(4.8)	(3.2)	(8.0)	3.5	1.6	—	(10.9)	(5.8)
—Interest rate swaps	—	—	(2.0)	(33.8)	(35.8)	—	—	(0.3)	(2.6)	(2.9)

Derivatives not designated as hedging instruments:
—Currency swaps	0.1	—	—	—	0.1	—	—	—	—	—
—Currency forward contracts	1.3	—	(0.5)	—	0.8	1.3	—	(0.4)	—	0.9
	$6.0	$—	$(7.3)	$(51.1)	$(52.4)	$10.2	$1.6	$(0.7)	$(41.0)	$(29.9)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of September 28, 2019 and December 29, 2018, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, we have designated €75.5 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net fair value gains (losses) recognized in OCI in relation to:
—Euro-denominated debt	$3.2	$0.3	$2.5	$(11.5)
—Designated cross currency swaps	10.1	3.5	11.6	16.2
Total net fair value gains	$13.3	$3.8	$14.1	$4.7
During the three and nine months ended September 28, 2019, a net gain of $1.9 million and a net gain of $6.1 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with a net gain of $0.7 million during the three and nine months ended September 29, 2018.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of September 28, 2019 and December 29, 2018, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023. Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of September 28, 2019 and December 29, 2018, the notional amount of the interest rate cap contracts outstanding was $1.7 billion and $2.7 billion, respectively.
The periods covered by our interest rate caps and their notional values are as follows:

(in millions)	Notional value
June 30, 2017 to June 30, 2020	$200.0
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Movement recognized in OCI in relation to:
—Fair value (loss) gain on cash flow hedges	$(4.9)	$3.6	$(32.8)	$13.3
—Deferred premium reclassified from OCI to net income	0.9	1.0	1.2	4.5
Total movement	$(4.0)	$4.6	$(31.6)	$17.8
During the three and nine months ended September 28, 2019, a net expense of $0.4 million and net expense of $1.2 million, respectively, was reclassified to interest expense in relation to our cash flow hedges, compared with net expense of $1.0 million and net expense of $4.5 million, respectively, during the three and nine months ended September 29, 2018.

C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of September 28, 2019, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $26.4 million, compared with $0 as of December 29, 2018.
As of September 28, 2019, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $71.6 million, compared with $108.0 million as of December 29, 2018.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$0.3	$0.9	$2.0	$1.7
—Currency swaps recognized in other expenses	1.0	0.1	1.0	0.6
Total	$1.3	$1.0	$3.0	$2.3
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
The carrying amount and fair value of our debt are set out below:

	As of September 28, 2019		As of December 29, 2018
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$43.5	$43.0	$51.6	$50.4
Non-current	2,909.8	2,903.2	2,953.4	2,873.2
	$2,953.3	$2,946.2	$3,005.0	$2,923.6

Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 1% LIBOR floor on the Dollar Term Loan and a 0% EURIBOR floor on the Euro Term Loan. Their principal amounts, derived from a market price, discounted for illiquidity, are considered to approximate fair value. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from quoted market prices.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 28, 2019
Available-for-sale securities	$1.0	$—	$1.0
Derivative assets	$—	$6.0	$6.0
Derivative liabilities	$—	$(58.4)	$(58.4)

As of December 29, 2018
Available-for-sale securities	$0.8	$—	$0.8
Derivative assets	$—	$11.8	$11.8
Derivative liabilities	$—	$(41.7)	$(41.7)
Available-for-sale securities represent equity securities that are traded in an active market and therefore are measured using quoted prices in an active market. Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate derivative contracts.
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
We incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Transfers between levels of the fair value hierarchy
During the periods presented, there were no transfers between Levels 1 and 2, and Gates had no assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the nine months ended September 28, 2019 or the year ended December 29, 2018.

14. Debt

(dollars in millions)	As of September 28, 2019	As of December 29, 2018
Secured debt:
—Dollar Term Loan	$1,703.4	$1,716.4
—Euro Term Loan	704.3	742.1
Unsecured debt:
—Dollar Senior Notes	568.0	568.0
—Other loans	0.2	0.6
Total principal of debt	2,975.9	3,027.1
Deferred issuance costs	(41.5)	(48.7)
Accrued interest	18.9	26.6
Total carrying value of debt	2,953.3	3,005.0
Debt, current portion	43.5	51.6
Debt, less current portion	$2,909.8	$2,953.4
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and is secured by liens on substantially all of their assets.
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
Debt redemptions
On January 31, 2018, we redeemed in full our outstanding €235.0 million Euro Senior Notes, plus interest accrued up to and including the redemption date of $0.7 million. The Euro Senior Notes were redeemed at a price of 102.875% and a redemption premium of $8.4 million was therefore paid in addition to the principal of $291.7 million.
In addition, on February 8 and February 9, 2018, we redeemed Dollar Senior Notes with a principal of $522.0 million and $100.0 million, respectively. Both of these calls were made at a price of 103.0%, incurring redemption premiums of $15.6 million and $3.0 million, respectively. Interest accrued of $2.0 million and $0.4 million, respectively, was also paid on these dates.
All of the above prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded primarily by the net proceeds from our initial public offering, with the remainder of the funds coming from cash on hand. As a result of these redemptions, the recognition of $15.4 million of deferred financing costs was accelerated and recognized in interest expense in the first three months of 2018.
In addition, in connection with certain reorganization transactions, a wholly-owned U.S. subsidiary of Gates Global LLC, has entered into intercompany agreements pursuant to which it became the principal obligor under the Term Loans and Senior Notes for U.S. federal income tax purposes and agreed to make future payments due on these tranches of debt. As a result, interest received by lenders of these debt tranches is U.S. source income.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. The maturity date for each of the term loan facilities is March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan bears interest at Euro LIBOR subject to a floor of 0%, plus a margin of 3.00%.

On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of September 28, 2019, borrowings under this facility bore interest at a rate of 4.79% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 28, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the nine months ended September 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2018 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2019.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gain recognized in statement of operations	$24.5	$3.5	$29.8	$32.6
Gain (loss) recognized in OCI	3.2	0.3	2.5	(6.5)
Total gains	$27.7	$3.8	$32.3	$26.1
Subsequent to our initial public offering, the above net transactional foreign exchange gains recognized in the other (income) expenses line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
As of September 28, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments. As noted above, on January 31, 2018, we redeemed in full our outstanding €235.0 million Euro Senior Notes and made partial redemptions of the Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses of $9.2 million were recognized in respect of the Euro Senior Notes. Of these losses, $5.0 million was recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of our Euro investments, and $4.2 million was recognized in the statement of operations.
We may redeem the Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at 100% of their principal value, plus accrued and unpaid interest to the redemption date.
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

As of both September 28, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($309.2 million as of September 28, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both September 28, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $50.2 million and $57.8 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended September 28, 2019			Three months ended September 29, 2018
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.3	$—	$1.3	$1.3	$—	$1.3
Reported outside of operating income:
—Interest cost	5.8	0.6	6.4	5.8	0.6	6.4
—Expected return on plan assets	(7.0)	—	(7.0)	(5.6)	—	(5.6)
—Net amortization of prior period losses (gains)	0.2	(0.3)	(0.1)	—	(0.1)	(0.1)
—Settlements and curtailments	—	—	—	0.1	—	0.1
Net periodic benefit cost	$0.3	$0.3	$0.6	$1.6	$0.5	$2.1

Contributions	$1.9	$0.8	$2.7	$1.7	$1.2	$2.9

	Nine months ended September 28, 2019			Nine months ended September 29, 2018
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$4.1	$—	$4.1	$4.0	$—	$4.0
Reported outside of operating income:
—Interest cost	17.6	1.7	19.3	17.7	1.7	19.4
—Expected return on plan assets	(20.9)	—	(20.9)	(17.0)	—	(17.0)
—Net amortization of prior period losses (gains)	0.6	(0.9)	(0.3)	0.1	(0.5)	(0.4)
—Settlements and curtailments	(0.7)	—	(0.7)	0.4	—	0.4
Net periodic benefit cost	$0.7	$0.8	$1.5	$5.2	$1.2	$6.4

Contributions	$5.3	$2.8	$8.1	$5.7	$3.2	$8.9
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
16. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 28, 2019, we recognized a charge of $4.1 million and $10.5 million, compared with $2.3 million and $5.5 million, respectively, in the prior year period.
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
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end.
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

The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. The remainder of the options, the premium-priced options, vest evenly over a three year period, starting two years from the grant date. All options vest subject to the participant’s continued employment by Gates on the vesting date and expire ten years after the date of grant.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

	Nine months ended September 28, 2019
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	4,212,537	$7.03
—Tier II	4,837,780	$6.97
—Tier III	4,837,780	$6.97
—Tier IV	4,837,780	$10.46
—SARs	724,372	$8.17
—Share options	582,717	$17.14
	20,032,966	$8.16
Granted during the period:
—SARs	71,150	$16.46
—Share options	1,099,505	$16.46
—Premium-priced options	796,460	$19.00
	1,967,115	$17.49
Forfeited during the period:
—Tier I	(102,135)	$6.62
—Tier II	(391,792)	$6.59
—Tier III	(391,792)	$6.59
—Tier IV	(391,792)	$9.88
—Share options	(44,895)	$17.03
	(1,322,406)	$7.92
Expired during the period:
—Share options	(1,250)	$17.72
	(1,250)	$17.72
Exercised during the period:
—Tier I	(257,322)	$6.58
	(257,322)	$6.58
Outstanding at the end of the period:
—Tier I	3,853,080	$7.07
—Tier II	4,445,988	$7.00
—Tier III	4,445,988	$7.00
—Tier IV	4,445,988	$10.51
—SARs	795,522	$8.91
—Share options	1,636,077	$16.69
—Premium-priced options	796,460	$19.00
	20,419,103	$9.10

Exercisable at the end of the period	2,838,515	$7.36
As of September 28, 2019, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $11.2 million, which is expected to be recognized over a weighted-average period of 2.7 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $29.0 million, which will be recognized on occurrence of a liquidity event as described above.

During the three and nine months ended September 28, 2019, cash of $0 and $1.6 million, respectively, was received in relation to the exercise of vested options. The aggregate intrinsic value of options exercised during the three and nine months ended September 28, 2019 was $0 and $2.0 million, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended September 28, 2019
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	81,800	$17.13
	81,800	$17.13
Granted during the period:
—RSUs	728,436	$16.28
—PRSUs	248,550	20.07
	976,986	$17.25
Forfeited during the period:
—RSUs	(34,573)	$16.67
	(34,573)	$16.67
Vested during the period:
—RSUs	(19,250)	$17.21
	(19,250)	$17.21
Outstanding at the end of the period:
—RSUs	756,413	$16.33
—PRSUs	248,550	20.07
	1,004,963	$17.25
As of September 28, 2019, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $11.3 million, which is expected to be recognized over a weighted average period of 2.3 years, subject, where relevant, to the achievement of the performance conditions described above. The aggregate intrinsic value of RSUs and PRSUs vested during the three and nine months ended September 28, 2019 was $0.1 million and $0.3 million, respectively.

Valuation of awards granted during the period
The fair value of the options at their grant date was measured using a Black-Scholes valuation model in the case of SARs and share options. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. The weighted average fair values and relevant assumptions were as follows:

Nine months ended September 28, 2019
Fair value:
—SARs	$5.88
—Share options	$5.88
—Premium-priced options	$5.65
—RSUs	$16.28
—PRSUs	$20.07

Inputs to the model:
—Expected volatility - SARs, share options and premium-priced options	31.9%
—Expected volatility - PRSUs	32.8%
—Expected option life for SARs and share options	6.0
—Expected option life for premium-priced options	7.0
—Risk-free interest rate:
SARs and share options	2.51%
Premium-priced options	2.53%
PRSUs	2.48%
—Expected dividends	—
17. Equity
In January 2018, Gates completed an initial public offering of 38,500,000 shares at $19.00 each. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at $19.00 each. Movements in the Company’s number of shares in issue for the nine month periods ended September 28, 2019 and September 29, 2018, respectively, were as follows:

	Nine months ended
(number of shares)	September 28, 2019	September 29, 2018
Balance as of the beginning of the fiscal year	289,847,574	245,474,605
Issuance of shares	—	44,275,000
Exercise of share options	257,322	58,545
Vesting of restricted stock units, net of withholding taxes	13,229	—
Balance as of the end of the period	290,118,125	289,808,150
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

18. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	(58.7)	—	(58.7)	(20.0)	(78.7)
Cash flow hedges movements	—	—	—	19.8	19.8	—	19.8
Available-for-sale investment movements	(0.4)	—	—	—	(0.4)	(0.1)	(0.5)
Post-retirement benefit movements	—	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(0.4)	(0.5)	(58.7)	19.8	(39.8)	(20.1)	(59.9)
As of September 29, 2018	$(0.7)	$12.7	$(801.5)	$2.3	$(787.2)	$(45.6)	$(832.8)

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 29, 2018	$—	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	—	(27.7)	—	(27.7)	(7.8)	(35.5)
Cash flow hedges movements	—	—	—	(26.4)	(26.4)	—	(26.4)
Post-retirement benefit movements	—	(0.2)	—	—	(0.2)	—	(0.2)
Other comprehensive loss	—	(0.2)	(27.7)	(26.4)	(54.3)	(7.8)	(62.1)
As of September 28, 2019	$—	$7.4	$(877.7)	$(38.3)	$(908.6)	$(51.4)	$(960.0)
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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended September 28, 2019, Gates incurred $1.1 million, compared with $1.9 million during the prior year period, and during the nine months ended September 28, 2019, Gates incurred $4.9 million, compared with $5.9 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at September 28, 2019 or December 29, 2018.

The New Monitoring Fee Agreement terminates upon the earlier to occur of (i) the second anniversary of the closing date of the initial public offering of Gates or (ii) the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million. Following termination of the New Monitoring Fee Agreement, the Managers will refund us any portion of the monitoring fee previously paid in respect of fiscal quarters that follow the termination date.
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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Sales	$0.4	$0.3	$1.1	$1.4
Purchases	$(3.9)	$(4.8)	$(11.9)	$(11.3)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of September 28, 2019, compared with $0.1 million as of December 29, 2018. During the three months ended September 28, 2019, we received dividends of $0 from our equity method investees, compared with $0 in the prior year period. During the nine months ended September 28, 2019, we received dividends of $0 from our equity method investees, compared with $0.4 million in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Sales	$12.7	$13.7	$38.5	$45.4
Purchases	$(5.0)	$(5.5)	$(15.3)	$(16.0)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 28, 2019	As of December 29, 2018
Receivables	$4.4	$0.6
Payables	$(5.4)	$(0.3)
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

20. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of September 28, 2019, letters of credit totaling $50.2 million were outstanding against the asset-backed revolving facility, compared with $57.8 million as of December 29, 2018. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.8 million, compared with $3.4 million as of December 29, 2018.
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
C. Warranties
The following summarizes the movements in the warranty liability for the nine month periods ended September 28, 2019 and September 29, 2018, respectively:

	Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018
Balance as of the beginning of the fiscal year	$14.3	$14.1
Charge for the period	10.2	9.2
Payments made	(7.4)	(7.3)
Released during the period	(1.0)	(0.6)
Foreign currency translation	(0.1)	(0.2)
Balance as of the end of the period	$16.0	$15.2
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
During the nine months ended September 28, 2019, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 28, 2019, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for the nine months ended September 28, 2019, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.
Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to accelerate and expand upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions. We anticipate that most of the costs associated with these actions will be incurred during 2020 and 2021. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in the current and prior years.

Results for the three and nine months ended September 28, 2019 compared with the results for the three and nine months ended September 29, 2018
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$746.6	$828.4	$2,361.4	$2,555.5
Cost of sales	474.2	501.2	1,480.3	1,534.9
Gross profit	272.4	327.2	881.1	1,020.6
Selling, general and administrative expenses	191.9	202.7	590.4	621.1
Transaction-related expenses	1.0	0.2	0.7	6.2
Impairment of intangibles and other assets	0.7	0.2	0.7	0.6
Restructuring expenses	0.3	1.2	3.9	3.2
Other operating expenses	1.8	5.1	6.6	12.5
Operating income from continuing operations	76.7	117.8	278.8	377.0
Interest expense	37.2	40.2	114.5	139.8
Other (income) expenses	(2.4)	3.4	(7.2)	17.5
Income from continuing operations before taxes	41.9	74.2	171.5	219.7
Income tax expense (benefit)	4.4	7.2	(497.8)	30.4
Net income from continuing operations	$37.5	$67.0	$669.3	$189.3

Adjusted EBITDA(1)	$145.0	$181.2	$475.9	$570.0
Adjusted EBITDA margin	19.4%	21.9%	20.2%	22.3%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended September 28, 2019 were $746.6 million, down by 9.9%, or $81.8 million, compared with net sales during the prior year period of $828.4 million. Our net sales in the three months ended September 28, 2019 were adversely impacted by movements in average currency exchange rates of $11.1 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Euro ($5.4 million) and the Chinese Renminbi ($2.3 million). Excluding this impact, core sales decreased by $70.7 million, or 8.5%, during the three months ended September 28, 2019 compared with the prior year period. Of this decrease, $86.1 million was driven by lower volumes, offset partially by a $15.4 million benefit from favorable, inflation-mitigating pricing actions.
Core sales in our Power Transmission and Fluid Power businesses declined by 6.0% and 12.7%, respectively, in the three months ended September 28, 2019. The majority of the total decline was driven by continued weakness in the industrial channels with sales to industrial replacement and industrial first-fit customers declining by 13.0% and 12.5%, respectively, in the three months ended September 28, 2019 compared with the prior year period. This weak industrial demand was most significant in North America, where sales to industrial end markets declined by 12.7%, or $35.0 million, during the three months ended September 28, 2019 compared with the prior year period, impacting both our first-fit and replacement channels. We saw particular end market weakenss in mobile equipment driven by the construction and agriculture end markets, as well as the general industrial end market. China and East Asia & India industrial end markets also continued to decelerate during the quarter, particularly in the construction end market, impacted by the ongoing trade tensions with the U.S. and broader market softness in Asia, declining by 16.1% and 12.8%, respectively, during the current quarter compared with the prior year period. Sales into the automotive replacement channel declined globally by 2.8%, primarily in North America and EMEA, offsetting solid growth in China and South America. Automotive first-fit sales declined by 7.4% globally during the three months ended September 28, 2019 compared with the prior year period, with declines in EMEA and China of 16.3% and 13.5%, respectively, offsetting growth of 8.2% in North America.

Overall, core sales into emerging and developed markets were lower by 5.4% and 10.1% in the three months ended September 28, 2019, respectively, compared with the prior year period, driven in both cases by declines in sales to the automotive and construction end markets. Developed markets were also impacted by a 13.5%, or $16.4 million, decline in sales to the general industrial end market, predominantly in North America.
Net sales during the nine months ended September 28, 2019 were $2,361.4 million, down by 7.6%, or $194.1 million, compared with net sales during the prior year period of $2,555.5 million. Our net sales for the nine months ended September 28, 2019 were adversely impacted by movements in average currency exchange rates of $70.8 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, including the Euro ($26.9 million), the Chinese Renminbi ($13.3 million), the Canadian dollar ($5.7 million) and the Brazilian Real ($5.7 million). In addition, the acquisition of Rapro in April 2018 contributed $7.5 million to our net sales for the nine months ended September 28, 2019. Excluding these impacts, core sales decreased by $130.8 million, or 5.1%, during the nine months ended September 28, 2019 compared with the prior year period. This decrease was due primarily to lower volumes of $181.0 million, offset partially by a $50.1 million benefit from favorable, inflation-mitigating pricing actions.
Core sales in our Power Transmission and Fluid Power businesses declined by 5.0% and 5.4%, respectively, for the nine months ended September 28, 2019. Globally, these declines came broadly equally from sales to our industrial and automotive customers, but Power Transmission was particularly impacted by decelerating sales to the automotive end markets, particularly in EMEA, and Fluid Power’s declines were focused in industrial first-fit sales, particularly to the construction and agriculture end markets. Global industrial first-fit and replacement sales declined by 4.9% and 5.1%, respectively, during the nine months ended September 28, 2019 compared with the prior year period, driven most notably by declines in the agriculture and general industrial end markets in North America. Sales to industrial end markets in China were down by 9.0% during the nine months ended September 28, 2019 compared with the prior year period, driven by the general industrial and transportation end markets, with increasing weakness in construction equipment sales as the year has progressed. This was more than offset by growth in sales to industrial end markets in EMEA, with growth across all end markets except for agriculture. Sales to the automotive end markets declined by 7.5% during the nine months ended September 28, 2019 compared with the prior year period, driven by sales to first-fit customers, which declined by 10.5%. The decline in automotive end market sales was driven mostly by the broad economic softness in EMEA, with sales from this region declining by 17.3%, or $70.6 million, during the nine months ended September 28, 2019 compared with the prior year period. Growth in all other regions declined by low single digits on a percentage basis as compared with the prior year period.
Cost of sales
Cost of sales for the three months ended September 28, 2019 was $474.2 million, a decrease of 5.4%, or $27.0 million, compared with $501.2 million for the prior year period. The decrease was driven primarily by lower volumes of $38.4 million and a $9.8 million benefit from our procurement initiatives. These decreases were offset partially by $13.1 million of unfavorable wage and material inflation and an impact of $8.1 million from lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes and some variable costs as we continued to adjust our production costs to the current demand levels.
Cost of sales for the nine months ended September 28, 2019 was $1,480.3 million, a decrease of 3.6%, or $54.6 million, compared with $1,534.9 million for the prior year period. The decrease was driven primarily by lower volumes of $80.4 million, favorable movements in average currency exchange rates of $46.4 million, and $23.7 million of benefits from our procurement initiatives. Similar to the quarter, these decreases were offset primarily by $43.0 million of a combination of wage and material inflation and $35.0 million from lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes and some excess variable costs as we continued to adjust our production costs to the current demand levels. Beginning in the second quarter of 2019, and continuing through the current quarter, we reduced our variable production costs to align these resource levels to the current demand outlook. In addition, cost of sales for the nine months ended September 28, 2019 were adversely impacted by $8.2 million of increases in tariffs and $6.3 million of higher depreciation relating primarily to the new facilities opened in 2018, compared with the prior year period.

Gross profit
Gross profit for the three months ended September 28, 2019 was $272.4 million, down 16.7% from $327.2 million for the prior year period. The decrease was driven primarily by the decreases in volumes of $47.7 million, combined with unfavorable net impacts of movements in average currency exchange rates of $3.5 million and $13.1 million of unfavorable wage and material inflation. In addition, as discussed above, cost of sales was impacted by lower manufacturing performance of $8.1 million, driven by lower fixed cost absorption on lower production volumes, and some excess variable costs, reducing gross profit. This was offset partially by a $15.4 million benefit from favorable, inflation-mitigating pricing actions. Our gross profit margin dropped by 300 basis points to 36.5% for the three months ended September 28, 2019. Excluding the impact of facility closure-related inventory impairments of $1.0 million and $2.5 million of involuntary termination benefits paid in relation to permanent reductions in force, primarily in Asia and North America, gross margin was 37.0%, down from 39.5% for the prior year period. The decline in gross margin is a result of the decelerating demand environment through the quarter discussed above and the lag in our ability to reduce manufacturing costs in the same timeframe, leading to the under absorption of manufacturing costs. We believe that the lower demand environment with which we exited the third quarter will remain for the foreseeable future and we therefore continue to implement cost reduction actions.
Gross profit for the nine months ended September 28, 2019 was $881.1 million, down 13.7% from $1,020.6 million for the prior year period. Our gross profit margin dropped by 260 basis points to 37.3% for the nine months ended September 28, 2019. Excluding the impact of facility closure-related inventory impairments of $1.3 million and $3.0 million of involuntary termination benefits paid in relation to permanent reductions in force, primarily in Asia and North America, gross margin was 37.5%, down from 39.9% for the prior year period. In both cases, these decreases were driven broadly by the same factors described above.
Selling, general and administrative expenses
SG&A expenses for the three months ended September 28, 2019 were $191.9 million compared with $202.7 million for the prior year period. This decrease of $10.8 million was driven by $6.3 million of labor-related benefits and cost reductions and $2.3 million of favorable impacts from movements in average currency exchange rates.
SG&A expenses for the nine months ended September 28, 2019 were $590.4 million compared with $621.1 million for the prior year period. This decrease of $30.7 million was driven primarily by $17.6 million of favorable impacts from movements in average currency exchange rates and $13.5 million of labor-related benefits and cost reductions.
Transaction-related expenses
Transaction-related expenses for the three months ended September 28, 2019 were $1.0 million, related primarily to corporate filings and transactions completed during the quarter to provide the Company with flexibility for future raising of capital and debt, share buybacks and dividend payments, compared with an expense of $0.2 million for the prior year period.
Transaction-related expenses for the nine months ended September 28, 2019 were $0.7 million compared with an expense of $6.2 million for the prior year period. Net expenses for the nine months ended September 28, 2019 related primarily to the corporate filings and transactions described above, offset partially by the release of an accrual from a prior period acquisition. The transaction-related expenses incurred in the prior year period included $4.2 million related to our initial public offering and a further $0.3 million related to the extension in January 2018 of the maturity of our two revolving credit facilities. The remainder of the transaction-related expenses in the prior year period related to the recent business acquisitions.
Restructuring expenses
As described further under the “Business Trends” section of this report, we are accelerating and expanding upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions.
Restructuring expenses of $1.3 million were recognized during the three months ended September 28, 2019, relating primarily to an impairment of inventory of $1.0 million due to facility closures and consolidations, which is included in cost of sales. Restructuring expenses of $1.2 million were recognized during the prior year period, relating primarily to the reorganization of our European corporate center and a strategic restructuring of part of our Asian business.

Restructuring expenses of $5.2 million were recognized during the nine months ended September 28, 2019, including an impairment of inventory of $1.3 million due to facility closures and consolidations, which is included in cost of sales. The remainder of the expenses related primarily to severance costs, predominantly due to the closure of one of our facilities in France, and a strategic restructuring of part of our Asian business. Restructuring expenses of $3.2 million were recognized during the prior year period, relating primarily to the items described above.
Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Debt:
Dollar Term Loan	$20.1	$23.0	$62.0	$67.5
Euro Term Loan	5.6	5.5	16.7	17.3
Dollar Senior Notes	8.5	8.1	25.5	28.4
Euro Senior Notes	—	—	—	1.3
Other loans	—	—	0.3	—
	34.2	36.6	104.5	114.5
Amortization of deferred issuance costs	2.5	2.5	8.0	23.1
Other interest expense	0.5	1.1	2.0	2.2
	$37.2	$40.2	$114.5	$139.8
Details of our long-term debt are presented in note 14 to the condensed consolidated financial statements included elsewhere in this report.
Interest on debt for the three and nine months ended September 28, 2019 decreased when compared with the equivalent prior year periods due primarily to the interest savings from debt repayments, in particular, for the nine month period, the repayment of $913.7 million of senior notes in the first quarter of 2018 in conjunction with our initial public offering, in addition to margin reductions that came into effect partway during the prior year period. The amortization of deferred issuance costs was significantly lower in the nine months ended September 28, 2019, due to the acceleration in the prior year period of $15.4 million of deferred issuance cost amortization as a consequence of the repayment of debt during the first quarter of 2018.
Other (income) expenses
Our other (income) expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest income on bank deposits	$(1.2)	$(1.0)	$(3.4)	$(2.7)
Foreign currency (gain) loss on net debt and hedging instruments	(0.4)	3.9	(1.0)	(8.4)
Premiums paid on debt redemptions	—	—	—	27.0
Net adjustments related to post-retirement benefits	(0.7)	0.8	(2.6)	2.4
Other	(0.1)	(0.3)	(0.2)	(0.8)
	$(2.4)	$3.4	$(7.2)	$17.5
Other income for the three months ended September 28, 2019 was $2.4 million, compared with an expense of $3.4 million in the prior year period. This change was driven primarily by net foreign currency gains of $0.4 million on net debt and hedging instruments for the three months ended September 28, 2019, compared with net losses of $3.9 million in the prior year period. Higher expected returns on plan assets based on the most recent actuarial valuations drove a further $1.5 million increase in other income during the three months ended September 28, 2019 compared with the prior year period.

Other income for the nine months ended September 28, 2019 was $7.2 million, compared with an expense of $17.5 million in the prior year period. This change was driven primarily by the payment in the prior year period of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and Dollar Senior Notes in January and February of 2018. Partially offsetting this cost in the prior year period was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes. Higher expected returns on plan assets based on the most recent actuarial valuations drove the majority of the remaining increase in other income during the nine months ended September 28, 2019 compared with the prior year period.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 28, 2019, we had an income tax expense of $4.4 million on pre-tax income of $41.9 million, which resulted in an effective tax rate of 10.5%, compared with an income tax expense of $7.2 million on pre-tax income of $74.2 million, which resulted in an effective tax rate of 9.7% for the three months ended September 29, 2018. For the nine months ended September 28, 2019, we had an income tax benefit of $497.8 million on pre-tax income of $171.5 million, which resulted in an effective tax rate of (290.3%) compared with an income tax expense of $30.4 million on pre-tax income of $219.7 million, which resulted in an effective tax rate of 13.8% for the nine months ended September 29, 2018.
The increase in the effective tax rate for the three months ended September 28, 2019 compared with the prior year period was primarily the result of a $5.3 million increase in discrete tax expense related to changes in previously released valuation allowances during the year, offset by an $8.0 million reduction in tax on ordinary operations.
The decrease in the effective tax rate for the nine months ended September 28, 2019 compared with the prior year period was due primarily to the recognition of a discrete benefit of $605.1 million related to the release of valuation allowances, which occurred during the first quarter, in certain jurisdictions where it was determined that the realization of deferred tax assets was more likely than not. This benefit was offset partially by a discrete expense of $25.1 million related to the reduction in the Luxembourg corporate tax rate, which occurred during the second quarter, as well as a discrete expense of $65.6 million related to unrecognized tax benefits resulting primarily from the European business reorganization (the “Reorganization”), which occurred during the first quarter. In addition, during the prior year period, there was $21.1 million of non-operating costs for which no tax benefit was recognized, and there were no similar costs in the current period, which also contributed to the comparative reduction in the effective tax rate.
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

For the period ended September 28, 2019 as a result of changes in the Luxembourg statutory tax rate, which occurred during the second quarter, further refinement of current year estimates and foreign currency movements, we reduced the recognition from $627.6 million to $570.1 million.
Included within the $570.1 million total deferred tax assets are deferred tax assets totaling $564.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of 2019 due to the implementation of the Reorganization. The Reorganization was implemented in the first quarter of 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
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
For the period ended September 28, 2019, the recognition of deferred tax assets in Luxembourg was reduced from $615.6 million to $564.0 million primarily as a result of the reduction in the Luxembourg corporate tax rate from 18% to 17%, which occurred during the second quarter. This resulted in a $25.1 million reduction in the previously reported value of our deferred tax asset. The remaining $26.5 million reduction is the result of changes in foreign currency translation during the current period.
Further, as a result of additional financing income realized in the first quarter of 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed regarding valuation allowances totaling $6.2 million related to indefinite lived net operating losses in the U.K. For the period ended September 28, 2019, further refinement of estimated U.K. taxable profits resulted in a reduction of the valuation allowance release related to indefinite lived net operating losses from $6.2 million to $3.4 million.
Finally, as a result of changes in estimates of future taxable profits in the first quarter of 2019, our judgment changed regarding the realizability of $4.3 million of U.S. foreign tax credits with related recorded valuation allowances. For the period ended September 28, 2019, further refinement of estimated U.S. foreign tax credits expected to be utilized in the current year reduced the realizability of U.S. foreign tax credit carry forwards from $4.3 million to $2.7 million, as U.S. foreign tax credits generated in the current year must be utilized before U.S. foreign tax credit carry forwards.
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
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 28, 2019 was $145.0 million, a decrease of 20.0% or $36.2 million, compared with the prior year period Adjusted EBITDA of $181.2 million. The Adjusted EBITDA margin was 19.4% for the three months ended September 28, 2019, a 250 basis point decrease from the prior year period margin of 21.9%. The decrease in Adjusted EBITDA was driven primarily by reduced gross profit of $54.8 million, which was the result of lower sales of $81.8 million as described above. Partially offsetting this decrease were SG&A savings as noted above.

Adjusted EBITDA for the nine months ended September 28, 2019 was $475.9 million, a decrease of 16.5% or $94.1 million, compared with Adjusted EBITDA of $570.0 million for the prior year period. Adjusted EBITDA margin was 20.2% for the nine months ended September 28, 2019, a 210 basis point decrease from the prior year period margin of 22.3%. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily by reduced gross profit of $139.5 million, which was the result of lower sales of $194.1 million, as well as the impact of lower fixed cost absorption on cost of sales as described above. Partially offsetting this decrease were lower SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (63.5% and 62.5%, respectively, of Gates’ net sales for the three and nine months ended September 28, 2019)

	Three months ended
(dollars in millions)	September 28, 2019	September 29, 2018	Period over Period Change
Net sales	$474.4	$512.5	(7.4%)
Adjusted EBITDA	$99.7	$119.0	(16.2%)
Adjusted EBITDA margin	21.0%	23.2%

	Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	Period over Period Change
Net sales	$1,475.4	$1,608.1	(8.3%)
Adjusted EBITDA	$315.2	$377.6	(16.5%)
Adjusted EBITDA margin	21.4%	23.5%
Net sales in Power Transmission for the three months ended September 28, 2019 were $474.4 million, a decrease of 7.4%, or $38.1 million, when compared with prior year period net sales of $512.5 million. Excluding the adverse impact of movements in average currency exchange rates of $7.6 million, core sales decreased by 6.0%, or $30.5 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes of $36.6 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
Net sales in Power Transmission for the nine months ended September 28, 2019 were $1,475.4 million, a decrease of 8.3%, or $132.7 million, when compared with the prior year period net sales of $1,608.1 million. Excluding the adverse impact of movements in average currency exchange rates of $52.6 million, core sales decreased by 5.0%, or $80.1 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes of $102.3 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
Power Transmission’s lower core growth was driven by sales to automotive first-fit customers, which declined by 7.4% and 10.4% during the three and nine months ended September 28, 2019 compared with the prior year periods, due primarily to weak demand in Europe, North America and China resulting from a combination of market softness, macroeconomic headwinds and continuing trade tensions. Sales to automotive replacement customers also contributed to the decline, but less significantly, with core growth lower by 3.2% and 3.5% during the three and nine months ended September 28, 2019 compared with the prior year periods. Sales to industrial first-fit customers were relatively flat during the three months ended September 28, 2019, but grew by 5.5% during the nine months ended September 28, 2019, compared with the prior year periods. Sales to industrial replacement customers declined by 12.6% and 7.1% during both the three and nine months ended September 28, 2019 compared with the prior year periods.
Overall, industrial sales declined across most end markets during the three months ended September 28, 2019 compared with the prior year period, predominantly in the general industrial and energy end markets, driven by weakness in North America, EMEA and China. Agricultural end markets were broadly flat for the quarter, with growth in North and South America offsetting most of the declines in Europe and China. Conversely, during the nine months ended September 28, 2019, sales to most industrial end markets grew compared with the prior year period.

Our Power Transmission Adjusted EBITDA for the three months ended September 28, 2019 was $99.7 million, a decrease of 16.2% or $19.3 million, compared with prior year period Adjusted EBITDA of $119.0 million. The decrease in Adjusted EBITDA was driven primarily by lower volumes of $19.3 million, $9.5 million related to lower manufacturing performance, in particular, lower fixed cost absorption on lower production volumes and some excess variable costs, as well as $8.1 million of inflation. These decreases were offset partially by $8.8 million of benefits from our procurement initiatives and lower SG&A expenses of $6.4 million. Adjusted EBITDA margin for the three months ended September 28, 2019 was 21.0%, a 220 basis point decline from the prior year period Adjusted EBITDA margin of 23.2%, driven by the impacts described above.
Our Power Transmission Adjusted EBITDA for the nine months ended September 28, 2019 was $315.2 million, a decrease of 16.5% or $62.4 million, compared with the prior year period Adjusted EBITDA of $377.6 million. Movements in average currency exchange rates drove $10.0 million of this decrease. Excluding this impact, the decrease in Adjusted EBITDA was driven by similar factors as for the quarter as described above with lower volumes and lower manufacturing performance resulting in decreases in Adjusted EBITDA of $53.7 million and $22.1 million, respectively. Raw material and labor inflation contributed a further $27.1 million of the decrease in Adjusted EBITDA as compared with the prior year period. Partially offsetting these decreases were benefits from favorable, inflation-mitigating pricing actions of $22.3 million, lower SG&A spending of $15.2 million and benefits from procurement initiatives of $16.7 million. Adjusted EBITDA margin for the nine months ended September 28, 2019 was 21.4%, a 210 basis point decline from the prior year period Adjusted EBITDA margin of 23.5%, driven by the impacts described above.
Fluid Power (36.5% and 37.5%, respectively, of Gates’ net sales for the three and nine months ended September 28, 2019)

	Three months ended
(dollars in millions)	September 28, 2019	September 29, 2018	Period over Period Change
Net sales	$272.2	$315.9	(13.8%)
Adjusted EBITDA	$45.3	$62.2	(27.2%)
Adjusted EBITDA margin	16.6%	19.7%

	Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	Period over Period Change
Net sales	$886.0	$947.4	(6.5%)
Adjusted EBITDA	$160.7	$192.4	(16.5%)
Adjusted EBITDA margin	18.1%	20.3%
Net sales in Fluid Power for the three months ended September 28, 2019 were $272.2 million, a decrease of 13.8%, or $43.7 million, compared with net sales during the prior year period of $315.9 million. Excluding the adverse impact of movements in average currency exchange rates of $3.5 million, core sales decreased by 12.7%, or $40.2 million, compared with the prior year period. This decrease was driven primarily by lower volumes of $49.4 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
Net sales in Fluid Power for the nine months ended September 28, 2019 were $886.0 million, a decrease of 6.5%, or $61.4 million, compared with net sales during the prior year period of $947.4 million. Excluding the adverse impact of movements in average currency exchange rates of $18.2 million and the benefit of $7.5 million from the acquisition of Rapro in April 2018, core sales decreased by 5.4%, or $50.7 million, compared with the prior year period. This decrease was due primarily to lower volumes of $78.7 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
The lower core sales growth in both the three and nine months ended September 28, 2019 was driven almost exclusively by sales to industrial end markets, which declined by 14.9% and 6.4%, respectively, during the three and nine months ended September 28, 2019 compared with the prior year periods. Industrial sales into the agriculture end market were particularly weak during both the three and nine months ended September 28, 2019, declining by 18.6% and 18.5%, respectively, compared with the prior year periods, driven primarily by North America. As expected, global construction end markets have continued to be challenging, with sales declining during both the quarter and the nine months ended September 28, 2019, compared with the prior year periods, in both cases driven by North America and China. Fluid Power’s sales to automotive end markets were broadly stable during both the three and nine months ended September 28, 2019 compared with the prior year periods, with mid-single digit growth on a percentage basis in emerging markets during both periods.

 Adjusted EBITDA for the three months ended September 28, 2019 was $45.3 million, a decrease of 27.2%, or $16.9 million, compared with the prior year period Adjusted EBITDA of $62.2 million. The decrease in Adjusted EBITDA was driven primarily by lower volumes of $26.7 million and a $5.0 million adverse impact from inflation. Partially offsetting these declines were benefits from favorable, inflation-mitigating pricing actions of $9.2 million, lower SG&A expenses of $3.2 million and decreased inbound freight costs. The Adjusted EBITDA margin consequently decreased by 310 basis points.
 Adjusted EBITDA for the nine months ended September 28, 2019 was $160.7 million, a decrease of 16.5%, or $31.7 million, compared with the prior year period Adjusted EBITDA of $192.4 million. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily lower volumes of $42.8 million, a $15.9 million adverse impact from inflation and manufacturing performance impacts of $12.9 million driven by lower fixed cost absorption on lower volumes and some excess variable costs. These impacts were offset partially by a $27.9 million benefit from favorable, inflation-mitigating pricing actions and a $6.9 million benefit from our procurement initiatives. The Adjusted EBITDA margin consequently decreased by 220 basis points.
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
From time to time, we enter into currency derivative contracts to manage currency transaction exposures. Similarly from time to time, we may enter into interest rate derivatives to maintain the desired mix of floating and fixed rate debt.
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time, seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and we believe that as of September 28, 2019, we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Nine months ended September 28, 2019 compared with the nine months ended September 29, 2018
Cash provided by operations was $145.2 million during the nine months ended September 28, 2019 compared with cash provided by operations of $142.3 million during the prior year period. Operating cash inflow before movements in operating assets and liabilities was $210.0 million during the nine months ended September 28, 2019 compared with $359.3 million during the prior year period, a decrease of $149.3 million which was due largely to the lower operational performance which adversely impacted operating income. The movement in taxes payable, which was $54.6 million higher during the nine months ended September 28, 2019 compared with the prior year period, was due primarily to a non-cash increase in tax contingencies associated with our business reorganization in Europe. Movements in operating assets and liabilities other than taxes payable during the nine months ended September 28, 2019 gave rise to a decrease of $113.0 million in cash compared with a decrease of $210.6 million in the prior year period. The decrease, or further use of cash, during the current period was driven primarily by the decreases in trade accounts payable and inventories, both linked to lower production volumes. During the prior year period, the decrease was due primarily to increases in accounts receivable and inventories due to the strong demand environment.

Net cash used in investing activities during the nine months ended September 28, 2019 was $69.6 million, compared with $214.1 million in the prior year period. Capital expenditures decreased by $96.4 million from $154.9 million in the nine months ended September 29, 2018 to $58.5 million in the nine months ended September 28, 2019, driven primarily by expenditures in the prior year period related to the expansion of one of our existing facilities and construction of two new facilities. During the nine months ended September 28, 2019, we invested $11.7 million of cash in interest-bearing investments in order to improve return on available cash. Net cash used in investing activities in the prior year period included $50.9 million of cash paid in relation to the acquisition of Rapro in April 2018.
Net cash used in financing activities was $40.1 million during the nine months ended September 28, 2019, compared with $187.1 million in the prior year period. This net outflow in the nine months ended September 28, 2019 related primarily to quarterly amortization payments under the term loans, together with $24.5 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries. In the prior year period, net cash used in financing activities related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. In addition, during the prior year period, we made $23.3 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries.
Indebtedness
Our long-term debt, consisting principally of two term loans and two unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 28, 2019	As of December 29, 2018	As of September 28, 2019	As of December 29, 2018
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,384.6	$2,428.7	$2,407.7	$2,458.5
—Unsecured
Senior Notes (U.S. dollar and Euro denominated)	568.5	575.7	568.0	568.0
Other debt	0.2	0.6	0.2	0.6
	$2,953.3	$3,005.0	$2,975.9	$3,027.1
Details of our long-term debt are presented in note 14 to the condensed consolidated financial statements included elsewhere in this quarterly report.
During January 2018, upon completion of our initial public offering, the applicable margins on each of the term loans was reduced by a further 0.25%, as agreed as part of the refinancing completed in November 2017.
During the first quarter of 2018, we redeemed in full our outstanding €235.0 million of Euro Senior Notes and made partial redemptions of the Dollar Senior Notes. All of these prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded by the net proceeds from our initial public offering, with the remainder of the funds coming from cash on hand.
In addition, in connection with certain reorganization transactions, a wholly-owned U.S. subsidiary of Gates Global LLC, has entered into intercompany agreements pursuant to which it became the principal obligor under the Term Loans and Senior Notes for U.S. federal income tax purposes and agreed to make future payments due on these tranches of debt. As a result, interest received by lenders of these debt tranches is U.S. source income.

Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time. These term loan facilities bear interest at a floating rate. As of September 28, 2019, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 4.79% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 28, 2019, the Euro Term Loan bore interest at Euro LIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the nine months ended September 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2018 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment was required to be made in 2019.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gain recognized in statement of operations	$24.5	$3.5	$29.8	$32.6
Gain (loss) recognized in OCI	3.2	0.3	2.5	(6.5)
Total gains	$27.7	$3.8	$32.3	$26.1
During the three and nine months ended September 28, 2019, the above net transactional foreign exchange gains recognized in the other (income) expenses line have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Unsecured Senior Notes
The Euro Senior Notes were redeemed in full in January 2018 and as of September 28, 2019, there were $568.0 million of Dollar Senior Notes outstanding. These Dollar Senior Notes are scheduled to mature on July 15, 2022 and bear interest at an annual fixed rate of 6.00% with semi-annual interest payments.
Up to the date of their redemption, foreign exchange losses of $9.2 million were recognized in respect of the Euro Senior Notes. Of these losses, $5.0 million was recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of our Euro investments, and $4.2 million was recognized in the statement of operations.
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
As of both September 28, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.

Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($309.2 million as of September 28, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023, with a springing maturity of April 15, 2022 if more than $500.0 million of the Dollar Senior Notes remain in issue at that time.
As of both September 28, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $50.2 million and $57.8 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the nine months ended September 28, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our net sales and 61% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 28, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 80% of our total assets and approximately 66% of our total liabilities. After adjusting for intercompany loans payable and receivable by Finco Omaha Limited, a non-guarantor intermediate holding company, and certain changes in intercompany relationships related to our IPO structure, our non-guarantor subsidiaries represented approximately 69% of our total assets and approximately 21% of our total liabilities. The intercompany loan asset and liability held by Finco Omaha Limited largely offset each other.
Net Debt
During the nine months ended September 28, 2019, our net debt decreased by $83.9 million from $2,603.7 million as of December 29, 2018 to $2,519.8 million as of September 28, 2019. Excluding changes in foreign currency exchange rates, the decrease in net debt during the nine months ended September 28, 2019 was driven primarily by the increase in cash, a function of cash provided by operating activities of $145.2 million, offset partially by capital expenditures of $58.5 million and dividends paid to non-controlling shareholders of $24.5 million.
Movements in foreign currency exchange rates had a favorable net impact of $29.5 million on net debt during the nine months ended September 28, 2019, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of September 28, 2019, our asset-backed revolving credit facility had a borrowing base of $309.2 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $50.2 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $444.0 million, in addition to cash balances of $456.1 million.
Distributable Reserves
Under the laws of England and Wales, future dividend payments or share repurchases may only be made out of “distributable reserves” on the Company’s statutory balance sheet. During August 2019, the High Court of Justice in London sanctioned a reduction in the Company’s statutory capital for the purpose of creating distributable reserves by approving the cancellation of the deferred shares in issue and the cancellation of the entire amount standing to the credit of the Company’s share premium account, creating $5.5 billion of distributable reserves. These transactions, which have no impact on the consolidated U.S. GAAP financial statements, facilitate the possible future payment of dividends to shareholders of the Company or possible future share repurchases.

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
Management uses Adjusted EBITDA as its key profitability measure. This is a non-GAAP measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. We use Adjusted EBITDA as our measure of segment profitability to assess the performance of our businesses, and it is used for total Gates as well because we believe it is important to consider our profitability on a basis that is consistent with that of our operating segments, as well as that of our peer companies with a similar leveraged, private equity ownership history. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our businesses.
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
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. In particular, we exclude the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented, we excluded restructuring expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; and significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income from continuing operations	$37.5	$67.0	$669.3	$189.3
Income tax expense (benefit)	4.4	7.2	(497.8)	30.4
Net interest and other expenses	34.8	43.6	107.3	157.3
Depreciation and amortization	55.1	53.7	167.4	163.3
EBITDA	131.8	171.5	446.2	540.3
Transaction-related expenses	1.0	0.2	0.7	6.2
Impairment of intangibles and other assets	0.7	0.2	0.7	0.6
Restructuring expenses	0.3	1.2	3.9	3.2
Share-based compensation expense	4.1	2.3	10.5	5.5
Sponsor fees (included in other operating expenses)	1.1	1.9	4.9	5.9
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	—	0.3
Inventory impairments and adjustments (included in cost of sales)	1.0	—	1.3	0.8
Duplicate expenses incurred on facility relocation	—	1.5	—	4.6
Severance-related expenses (included in cost of sales)	2.5	—	3.0	—
Other primarily severance-related expenses (included in SG&A)	1.8	0.7	3.0	0.6
Other operating expenses	0.7	1.7	1.7	2.0
Adjusted EBITDA	$145.0	$181.2	$475.9	$570.0
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$746.6	$828.4	$2,361.4	$2,555.5
Adjusted EBITDA	$145.0	$181.2	$475.9	$570.0
Adjusted EBITDA margin	19.4%	21.9%	20.2%	22.3%
Core growth reconciliations
Core sales growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals. We present core growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by impacts of acquisitions or disposals. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

	Three months ended September 28, 2019

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales	$474.4	$272.2	$746.6
Impact on net sales of movements in currency rates	7.6	3.5	11.1
Core revenue	$482.0	$275.7	$757.7

Net sales for the three months ended September 29, 2018	512.5	315.9	828.4
Decrease in net sales on a core basis (core revenue)	$(30.5)	$(40.2)	$(70.7)

Core revenue growth	(6.0%)	(12.7%)	(8.5%)

	Nine months ended September 28, 2019

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales	$1,475.4	$886.0	$2,361.4
Impact on net sales of movements in currency rates	52.6	18.2	70.8
Impact on net sales from recent acquisitions	—	(7.5)	(7.5)
Core revenue	$1,528.0	$896.7	$2,424.7

Net sales for the nine months ended September 29, 2018	1,608.1	947.4	2,555.5
Decrease in net sales on a core basis (core revenue)	$(80.1)	$(50.7)	$(130.8)

Core revenue growth	(5.0%)	(5.4%)	(5.1%)
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
Net debt represents the net total of:

•	the principal amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of September 28, 2019	As of December 29, 2018
Principal amount of debt	$2,975.9	$3,027.1
Cash and cash equivalents	456.1	423.4
Net debt	$2,519.8	$2,603.7

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of September 28, 2019	As of December 29, 2018
Principal amount of debt	$2,975.9	$3,027.1
Accrued interest	18.9	26.6
Deferred issuance costs	(41.5)	(48.7)
Carrying amount of debt	$2,953.3	$3,005.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this quarterly report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $15.0 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this quarterly report is a receivable of $8.7 million and $11.8 million as of September 28, 2019 and December 29, 2018, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $1.3 million and $1.1 million as of September 28, 2019 and December 29, 2018, respectively.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options), and interest rate swaps to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rate movements. For a discussion of quantitative and qualitative disclosures about market risk, please refer to our annual report from which our exposure to market risk has not materially changed.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 28, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
6/30/2019 - 7/31/2019	—	$—	N/A	N/A
8/1/2019 - 8/31/2019	1,161,708	$8.18	N/A	N/A
9/1/2019 - 9/28/2019	117,100	$8.65	N/A	N/A
Total	1,278,808	$8.22	N/A	N/A

(1)
The table reflects open market purchases of our common stock by Omaha Aggregator (Cayman) L.P. (“Omaha”), an entity affiliated with Blackstone, and is based upon Omaha’s filings with the SEC. Under Exchange Act Rule 10b-18, Omaha may be deemed to be an “affiliated purchaser” because it may be considered to be under common control with us. We did not repurchase any shares of our common stock during the periods reflected in the table.

(2)	No purchases reflected in the table were made pursuant to a publicly announced plan or program.

Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310)).

3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2019 and September 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018, (iii) Condensed Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018, (v) Condensed Consolidated Statements of Shareholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*    Filed herewith.
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

Date: November 6, 2019