Form 10-K
period 2019-12-28
Gates Industrial Corp plc
filed 2020-02-21
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $526.2 million.
As of February 17, 2020, there were 290,465,572 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2020 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Forward-looking statements are based on the Company’s current expectations and actual results may differ materially. These factors include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report and in our other periodic filings. Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
ABOUT THIS ANNUAL REPORT
Financial Statement Presentation
Gates Industrial Corporation plc is a public limited company that was incorporated under the Companies Act 2006 on September 25, 2017 and is registered in England and Wales. It is the financial reporting entity following the completion of certain reorganization transactions completed prior to its initial public offering (“IPO”) in January 2018, as described further in note 1 to the accompanying consolidated financial statements.
This annual report includes certain historical consolidated financial and other data for Omaha Topco Limited (“Omaha Topco”), which is incorporated in the Cayman Islands and was the financial reporting entity prior to the completion of the reorganization transactions referred to above. Omaha Topco was formed by affiliates of The Blackstone Group Inc. primarily as a vehicle to finance the acquisition of the Gates business in July 2014 by investment funds managed by The Blackstone Group Inc.
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
All amounts in this annual report are expressed in United States of America (the “U.S.”) dollars, unless indicated otherwise.
Certain Definitions
As used in this annual report, unless otherwise noted or the context requires otherwise:

•
“Gates,” the “Company,” “we,” “us” and “our” refer (1) prior to the completion of the reorganization transactions completed immediately prior to the IPO, to Omaha Topco and its consolidated subsidiaries and (2) after the completion of the reorganization transactions, to Gates Industrial Corporation plc and its consolidated subsidiaries, as the case may be;

•
“Fiscal 2019” refers to the fiscal year ended December 28, 2019, “Fiscal 2018” refers to the fiscal year ended December 29, 2018, “Fiscal 2017” refers to the fiscal year ended December 30, 2017, “Fiscal 2016” refers to the fiscal year ended December 31, 2016, and “Fiscal 2015” refers to the fiscal year ended January 2, 2016;

•
“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners;

•
“notes issuers” refers to Gates Global LLC and Gates Corporation, Delaware companies and indirect subsidiaries of the Company, and Gates Global Co., a Delaware corporation and subsidiary of Gates Global LLC; and

•	“pre-IPO owners” refer to our Sponsor together with the other owners of Omaha Topco, prior to the IPO.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, which include construction, agriculture, energy, automotive, transportation, general industrial, consumer products and many others. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911.
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
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2019 net sales of $3,087.1 million.
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
In 1996, Gates was acquired by a publicly held engineering firm based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by funds affiliated with The Blackstone Group L.P. in July 2014 and in 2015 established a new executive leadership team with Ivo Jurek as Chief Executive Officer.

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
We sell our products under the Gates brand in all of the geographies and end markets we serve. Our power transmission segment includes elastomer drive belts and related components used to efficiently transfer motion in a broad range of applications. Power transmission products represented approximately 63% of our total net sales for Fiscal 2019. Our fluid power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses used to convey various fluids. Our fluid power products represented approximately 37% of our net sales for Fiscal 2019.
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

•
Engine systems: synchronous drives and related components for cam shafts and auxiliary drives and asynchronous accessory drives for air conditioning (“A/C”) compressors, power steering, alternators and starter/generator systems;

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
Our power transmission products are used in a broad range of applications in end markets including construction, agriculture, transportation, automotive, energy, general industrial and consumer products. The majority of our Fiscal 2019 net sales came from the replacement markets, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-developed distribution channels. For example, a combine harvester in North America has over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through an established channel. Similarly, in the North American automotive replacement market, maintenance intervals are well defined and miles driven per vehicle are increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively immature distribution channels. As they continue to develop, these replacement markets represent a significant long-term opportunity for growth.

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
During Fiscal 2018, Gates introduced a new hydraulic hose family that is lighter weight and more flexible. Made with high-performance reinforcement and a robust, abrasion-resistant cover, the MXT line of hydraulic hose is a universally applicable, high-performance product that meets the needs of diversified applications. During Fiscal 2019, we launched the MXG line of hydraulic hose, a more flexible, lighter-weight solution with increased durability and temperature performance, which is designed to replace conventional spiral hoses typically used in the most demanding applications.
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
Our fluid power products are used in numerous applications, including construction, agriculture, transportation, automotive, energy and general industrial. The largest portion of our Fiscal 2019 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications. Approximately 15% of our Fiscal 2019 fluid power revenue came from products sold into the automotive end market, almost all of which was served through the higher-margin replacement channel.
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
Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. Key indicators include industrial production, industrial sales and manufacturer shipments.
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
Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During the year ended December 28, 2019, approximately 63% of our net sales were generated from replacement markets and 37% from first-fit markets globally. Our mix of replacement channel sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and replacement channel. For example, in emerging markets such as China, our business is characterized by a higher first-fit presence, given the relatively underdeveloped replacement channels and lower average age of cars. We believe that ultimately our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 68% and 71% of our Fiscal 2019 net sales, respectively, were derived from these higher-margin replacement channels. In the vast majority of the applications we service, we do not need to have been the first-fit provider to service these applications in the replacement markets.
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

First-Fit. We work closely with our customers by providing application engineering expertise to assist them in selecting the right products for their applications. In engine systems, we provide application engineering for cam drive and accessory drive applications, and complete all design and manufacturing of the system components in-house. Close interactions between our R&D organization and customer technical teams provide input into our innovation and product development processes. We selectively participate in first-fit projects, focusing on opportunities where we are able to differentiate with technology and innovative solutions.
Customers
We maintain long-standing relationships with many customers, who range from local distributors with one location to large, global manufacturers of equipment. No single customer accounted for more than 10% of our Fiscal 2019 net sales.
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
Manufacturing
We have a global, “in region, for region” manufacturing footprint and regional service model that enable us to operate efficiently and effectively in proximity to our customers. We operate 63 manufacturing facilities and service centers as well as several major technical centers giving us a presence in 29 countries throughout the world. Our in-country deployment of manufacturing and technical resources enables us to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.
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
As of December 28, 2019, we held more than 2,500 patents and trademarks in various jurisdictions. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
Materials and Suppliers
We use a wide variety of materials, resulting in a highly diversified mix of inputs, which are sourced from a variety of suppliers around the world. Generally, we seek to obtain materials in the regions where our products are manufactured to minimize transportation and other costs. As of December 28, 2019, we had not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials in excess of those required to meet our production schedules.

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
Employees
As of December 28, 2019, we employed approximately 14,700 full time employees worldwide. Approximately 6,700 of our employees were located in North America, 3,700 in EMEA, 3,700 in Greater China and East Asia & India, and 600 in South America. Some of our employees are members of labor unions and over many years we have been able to maintain successful relationships with the unions and employment organizations. To date, employee relations have been flexible and constructive as we continue to pursue lean manufacturing improvements in our plants.
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
Our business and operating results have been, and will continue to be, affected by worldwide and regional economic conditions, including conditions in the end markets we serve. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles. For example, in Fiscal 2019, a downturn in the short-cycle end markets, including sharp declines in agriculture and general industrial end markets, significantly impacted our business. Further, our historical results have been, and remain, highly correlated to global industrial activity and utilization and decreases in such activity or utilization may continue to impact our business, financial condition and results of operations.
During such downturns, our customers may experience deterioration of their businesses, cash flow shortages or difficulty obtaining financing. As a result, the demand for our products may be significantly reduced and existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our vendors may experience similar conditions, which may impact their ability to fulfill their obligations to us.
We cannot predict the timing, strength or duration of any economic recovery, including in the short-cycle end markets, or downturn globally or within our end markets, If conditions in the global economy or in the regions and major end markets that we serve deteriorate, demand for our products may decline and our results of operations, financial position and cash flows could be materially adversely affected.

We are subject to economic, political and other risks associated with international operations, and this could adversely affect our business and our strategy to capitalize on our global reach.
One of our key strategies is to capitalize on our global commercial reach, and a substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2019, approximately 62% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 120 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:

•	imposition of new or additional tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;

•	political, social or economic instability, civil unrest, natural disasters, public health crises, war or terrorism that may disrupt economic activities in affected countries;

•	exchange rate fluctuations, currency restructurings and hyperinflation or deflation in the countries in which we operate;

•	imposition of currency restrictions and limitations on repatriation of earnings;

•	the complexities of operating within multiple tax jurisdictions;

•	partial or total expropriation by local, state or national governments;

•	uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;

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

The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, the Middle East and Africa, are generally more economically and politically volatile and as a result, our operations in these regions could be subject to more significant fluctuations in sales and operating income. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods. Currently, there is economic uncertainty in the Asia region, particularly China, due to the recent outbreak of the novel coronavirus (2019-nCoV) that was first reported from Wuhan, China, on December 31, 2019.
The U.S. administration has publicly supported certain potential tax and trade proposals, modifications to international trade policy and other changes which have and may continue to affect U.S. trade relations with other countries, particularly China. Our industry has been impacted by the ongoing uncertainty surrounding tariffs and international trade relations generally, and it is difficult for us to predict the impact future trade measures may have on our business and results of operations in the future.
In addition, economic and political uncertainty arose out of the June 23, 2016 vote in the U.K. that resulted in the U.K.’s exit from the European Union (the “E.U.”), commonly referred to as “Brexit,” on January 31, 2020. While the U.K. will continue to follow all of the E.U.’s rules and will maintain its current trading relationship with the E.U. during an 11-month transition period, the ongoing negotiations between the U.K. and the E.U. as to the terms of the U.K.’s trade agreements and other relationships with the E.U. following the transition period have created political and economic uncertainty, with concern about increased regulatory and legal complexities that could disrupt our operations and increase our cost of doing business.
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

While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, any one of the risks listed above may impact us or require us to modify our business practices beyond what we can anticipate and could have a material adverse effect on our financial condition and results of operations.
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
Certain of our businesses sell a significant amount of their products to key channel partners, including distributors, which have valuable relationships with end users. Some of these channel partners may also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these channel partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business, financial condition and results of operations. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period, such as the destocking we experienced in both the automotive and industrial replacement channels during Fiscal 2019. In addition, the consolidation of channel partners and customers in certain of our end markets could adversely impact our profitability.
We face competition in all areas of our business and may not be able to successfully compete with our competitors, which could adversely affect our revenues and profitability.
We are subject to competition from other producers of products similar to ours. We compete on a number of factors, including product performance, quality, value, product availability, brand recognition, customer service and innovation and technology. Our customers often demand delivery of our products on a tight time schedule and in a number of geographic markets. If our quality of service declines or we cannot meet the demands of our customers, they may utilize the services or products of our competitors. Our competitors include manufacturers that may be better capitalized, may have a more extensive low-cost sourcing strategy and presence in low-cost regions or may receive significant governmental support and as a result, may be able to offer more aggressive pricing. Our competitors also may develop products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. If we are unable to continue providing technologically superior or better quality products, timely delivery and competitive pricing, our ability to compete could be harmed and we could lose customers or market share.

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
We are dependent on the continued operation of our manufacturing facilities and we may need to make investments in new or existing facilities or consolidate facilities to align with our strategies.
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
In addition, we have in the past and may in the future need to make investments in new or existing manufacturing facilities or to consolidate manufacturing facilities to adapt our production capacity to changing market conditions and to align with our growth and efficiency strategies. The costs of such investments or consolidation efforts may be significant and we may not realize the expected benefits on our anticipated timeframe or at all, which may have a material adverse effect on our business, financial condition and results of operations.
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
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs may be denominated in currencies other than those in which we earn and report revenues and vice versa. In addition, a decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from non-U.S. operations and the translated value of the net assets of our non-U.S. operations when reported in U.S. dollars in our consolidated financial statements. Movements in average currency exchange rates in the future could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. Fluctuations in currencies may also make it more difficult to perform period-to-period comparisons of our reported results of operations.
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
We have been implementing cost reduction actions in all of our businesses and have discontinued product lines, divested non-core businesses, consolidated manufacturing operations and reduced our employee population in some locations. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors and we may not be able to maintain the level of cost savings that we have achieved depending on our ability to successfully complete these efforts. In connection with the implementation and maintenance of our cost reduction measures, we may face delays in anticipated workforce reductions, a decline in employee morale and a potential inability to meet operational targets due to an inability to retain or recruit key employees.
We are subject to risks from litigation, legal and regulatory proceedings and obligations that may materially impact our operations.
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We are involved in various tax, intellectual property, product liability, product warranty and environmental claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, including, amongst others, tax, intellectual property, product liability, product warranty, environmental claims and antitrust claims, and we may incur judgments or enter into settlements of lawsuits and proceedings that could have a material adverse effect on our business, financial condition and results of operations.
Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and/or prohibit us from selling certain of our products.
Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages, if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology, or those we develop with our R&D partners. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.
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
Failure to develop, obtain, enforce and protect intellectual property rights could adversely affect our business.
Our success depends on our ability to develop technologies and inventions used in our products and to brand such products to obtain intellectual property rights in such technologies and inventions, and to protect and enforce such intellectual property rights. In this regard, we rely on U.S. and foreign trademark, patent, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions. Nevertheless, the technologies and inventions developed by our engineers in the future may not prove to be as valuable as those of competitors, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
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

Our efforts to enforce our intellectual property rights against infringers may not prove successful and will likely be time consuming and expensive and may divert management’s attention from the day-to-day operation of our business. Adequate remedies may not be available in the event of an infringement or unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows. Further, successful assertion of our intellectual property rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient intellectual property laws. Creation and enforcement of intellectual property rights is a relatively recent development in much of the world, and so some time may be necessary to realize reliable intellectual property systems across all markets and jurisdictions, if this occurs at all.
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
Our operations are subject to one or more anti-corruption laws in various jurisdictions, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010 and other anti-corruption laws. The FCPA and these other laws generally prohibit employees and intermediaries from bribing or making other prohibited payments to foreign officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA or other anti-corruption violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations (collectively, “Trade Control laws”).
We are also subject to U.K. corporate criminal offences for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017 (“FTP offences”). The FTP offences impose criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with the company.

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
Cyber security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
Global privacy, data protection and data security requirements are highly complex and evolving rapidly.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
Information systems failure may disrupt our business and result in financial loss and liability to our customers.
We rely on information technology networks and systems, including the Cloud and third party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage or disruption and the issues are not resolved in a timely manner, our business, financial condition and operations could be materially adversely affected.

Our operations are subject to various environmental, health and safety laws and regulations, and we may incur significant costs to comply with these requirements, or be subject to sanctions or held liable for damages resulting from any failure to comply.
Our operations, products and properties are subject to extensive foreign, federal, state, local and provincial laws and regulations relating to EHS protection around the world. EHS laws vary by jurisdiction governing air emissions, wastewater discharges, material handling and transportation, waste management and disposal, substances in products, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Failure to comply with EHS laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and negative publicity.
EHS laws have become increasingly stringent and stricter interpretation or enforcement of new and existing EHS laws could adversely affect our business, financial condition and results of our operations and product demand. For example, increasing global efforts to control emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) have the potential to directly impact the price of the energy and raw materials we purchase. In addition, GHG regulations could impact oil and gas production, a key demand driver of our industrial end markets, and reduce demand for our products by driving down the use of fossil fuels.
The evolution of EHS laws beyond manufacturing operations to restrict specific chemical substances in our products or impose labeling and other requirements, such as California’s Safe Drinking Water and Toxic Enforcement Act (“Proposition 65”) or European Union’s Registration, Evaluation, Authorisation, and Restriction of Chemical Substances (“REACH”) Directive, could result in significant costs or limit access to certain markets.
We have incurred, and will continue to incur, both operating and capital costs to comply with EHS laws, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial property that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.
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
We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in unforeseen and damaging events. These risks may expose us, as an equipment operator and supplier, to liability for personal injury, wrongful death, property damage, and pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations, cash flows and financial condition could be negatively impacted. If our customers suffer damages as a result of the occurrence of such events, they may reduce their business with us.
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
We may not be able to effectively integrate acquisitions or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. As a result, we may not be able to recoup our investment in those acquisitions or achieve the economic benefits that we anticipate from these acquisitions. Our efforts to integrate these businesses or assets could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses or assets could cause the interruption of, or loss of momentum in, the activities of our existing business and the diversion of management’s attention. Furthermore:

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
The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for skilled workers. It cannot be assured that we will be able to retain all of our current senior management personnel and attract and retain other necessary personnel, including skilled workers, necessary for the development of our business. Further, in the event we do lose key personnel, the success of our business may depend on whether we have appropriate succession plans in place and can implement on such plans to identify and integrate new personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and implement succession plans as required could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 28, 2019, we had approximately 14,700 employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. Any of these factors may have a materially adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and vendors have unionized workforces. If one or more of our customers or vendors experience a material work stoppage, it could similarly have a material adverse effect on our business, results of operations and financial condition.

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
Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to the joint venture partners. Additionally, in some cases our joint venture partners may control distributions and may choose to leave cash in the joint venture rather than distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute cash to us, our failure to receive distributions from our joint venture partners could reduce our cash flow return on these investments.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis such as the novel coronavirus (2019-nCoV) that was first reported from Wuhan, China, on December 31, 2019, or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss or ongoing closure or disruption, it could negatively impact our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or have obligations to contribute to. As of December 28, 2019, the unfunded amount of our defined benefit pension plans on a worldwide basis was $62.9 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
The loss or financial instability of any significant customer or customers could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2019, our top ten customers accounted for approximately 23% of our consolidated net sales and accounted for approximately 36% of our trade accounts receivable balance as of December 28, 2019, and our largest customer accounted for approximately 9% and 19% of our Fiscal 2019 consolidated net sales and trade accounts receivable balance as of December 28, 2019, respectively. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and the Company and its subsidiaries will be obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses, including those related to any restructuring of intercompany operations, holdings or financings; the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, VAT and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. We are regularly under audit by taxing authorities in certain of the jurisdictions in which we operate. Although we believe our tax estimates are reasonable, including our estimates of reserves for unrecognized tax benefits related to the implementation of our European corporate center in Fiscal 2019, any changes in our judgments and interpretation of tax laws or any material differences as a result of the audits could result in unfavorable tax adjustments that have an adverse effect on our overall tax liability.

Changes in tax laws could result in additional tax liabilities.
Changes in tax laws can and do occur. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which is complex and continues to be further clarified with supplemental guidance. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken a new project to address the tax challenges of the digitization of the economy. The proposal seeks to allocate a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business, and by implementing a global minimum tax. Such OECD projects are likely to result in further changes to the international tax regime which could adversely impact our effective tax rate and tax liabilities.
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
Any such developments to the tax regime in the U.K., the U.S. or in other countries in which we operate could materially affect our tax burden and/or have a negative impact on our ability to compete in the global marketplace.
We operate so as to be treated exclusively as a resident of the U.K. for tax purposes, but the relevant tax authorities may treat us as also being a resident of another jurisdiction for tax purposes.
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
Based upon our management and organizational structure, we believe that we should be regarded solely as resident in the U.K. from our incorporation for tax purposes. However, because this analysis is highly factual and may depend on future changes in our management and organizational structure, there can be no assurance regarding the final determination of our tax residence. Should we be treated as resident in a country or jurisdiction other than the U.K., we could be subject to taxation in that country or jurisdiction on our worldwide income and may be required to comply with a number of material and formal tax obligations, including withholding tax and/or reporting obligations provided under the relevant tax law, which could result in additional costs and expenses. Further, we may not qualify for benefits under the tax treaties entered into between the U.K. and other countries. Not being treated exclusively as a resident of the U.K. for tax purposes could result in adverse tax consequences to us.
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.
We are highly leveraged. As of December 28, 2019, the total principal amount of our debt was $2,985.0 million. Subject to the limits contained in the credit agreements that govern our senior secured credit facilities, the indenture that governs our notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
We are a holding company, and our consolidated assets are owned by, and our business is conducted through, our subsidiaries. Earnings from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions, our ability to meet our debt service obligations or otherwise fund our operations may be impaired. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.
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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 28, 2019, after taking into account our interest rate derivatives, $741.7 million (equivalent), or 24.8%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, we have $2,416.8 million of variable rate indebtedness that uses LIBOR or EURIBOR as a benchmark for establishing the rate of interest. LIBOR, and its foreign currency counterparts, are the subject of recent national, international and other regulatory guidance and proposals for reform and are not expected to be maintained after 2021. We therefore may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR or EURIBOR of the replacement reference rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. In Europe, a working group in conjunction with the European Central Bank has recommended the euro short-term rate, or €STR as the possible replacement to the Euro OverNight Index Average, which provides the discounting curve for collateralized euro cash flows used in EURIBOR. At this time, it is not possible to predict how markets will respond in coming years to SOFR, €STR, or other alternative reference rates as replacements to the current interbank rates. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and could challenge our ability to renegotiate our revolving credit facility or other variable rate debt offerings.

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
Our Sponsor and its affiliates beneficially owned approximately 85.4% of our outstanding ordinary shares as of December 28, 2019. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by such Sponsor. Even when our Sponsor and its affiliates cease to own ordinary shares representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.
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

The market price of our ordinary shares has been and may in the future be volatile, which could cause the value of your investment to decline.
The market price of our ordinary shares has been and may in the future be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During 2019, the per share trading price of our ordinary shares fluctuated from a low of $6.76 to a high of $17.60. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our ordinary shares regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of our ordinary shares could decrease significantly.
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
Future issuances of ordinary shares by us, and the availability for resale of shares held by our Sponsor, may cause the market price of our ordinary shares to decline.
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our ordinary shares.

Pursuant to a registration rights agreement, we granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. In Fiscal 2019, the SEC declared effective a registration statement on Form S-3 that, among other things, registers (i) up to a maximum aggregate offering price of $1,000,000,000 of our securities, and (ii) the resale of 243,985,383 shares held by our Sponsor, which represented approximately 85.4% of our outstanding ordinary shares as of December 28, 2019. These shares held by our Sponsor also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations. The market price of our ordinary shares could drop significantly if we or our Sponsor sell these shares or are perceived by the market as intending to sell them.
We may issue a new class or classes of shares whose terms could adversely affect the voting power or value of our ordinary shares.
Our articles of association, as amended, authorize us to issue, subject to the limit therein on the authority of our Board of Directors to allot new shares of the Company, without the approval of the holders of our ordinary shares, a new class or classes of shares, including preference shares, with nominal value in any currency and with, or having attached to them, such powers, designations, preferences, voting rights, rights and terms of redemption, and relative participating, optional or other special rights and qualifications, limitations and restrictions attaching thereto as the Board of Directors may determine, including rights to (a) receive dividends (which may include rights to receive preferential or cumulative dividends), (b) distributions made on a winding up of the Company and (c) be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of shares, at such price or prices (subject to the Companies Act 2006 (“Companies Act”)) or at such rates of exchange and with such adjustments as may be determined by our Board of Directors.
The terms of one or more classes of shares could adversely impact the voting power of our ordinary shares. For example, we might grant holders of a new class of shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions.
Similarly, the repurchase or redemption rights or liquidation preferences we might assign to a new class of shares could affect the residual value of our ordinary shares.
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management.
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
We are incorporated under English law. The rights of holders of ordinary shares are governed by English law, including the provisions of the Companies Act, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
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
Our Articles provide that the courts of England and Wales have exclusive jurisdiction to determine shareholder and derivative disputes, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, former directors, officers or employees.
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

If our ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. Our ordinary shares are currently eligible for deposit and clearing within the DTC system. DTC generally has discretion to cease to act as a depository and clearing agency for the ordinary shares including to the extent that any changes in U.K. law (including changes as a result of the U.K.’s decision to leave the E.U.) changes the stamp duty or SDRT position in relation to the ordinary shares. If DTC were to determine that our ordinary shares are not eligible for continued deposit and clearance within its facilities, our ordinary shares may not be eligible for continued listing on the NYSE and trading in our ordinary shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the market price of our ordinary shares and our access to the capital markets.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have a presence in over 120 locations in 29 countries across the Americas, Europe, Asia and Australia. Our corporate operations center is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Colorado, Luxembourg, Shanghai, China and Singapore.
As of December 28, 2019, the carrying amount of our property, plant and equipment was $727.9 million of which $2.8 million related to assets held under finance leases. This compares to a carrying amount of our property, plant and equipment of $756.3 million as of December 29, 2018, of which $2.2 million related to assets held under finance leases.
Included in property, plant and equipment are land and buildings with a total carrying amount of $249.2 million as of December 28, 2019, compared with $256.3 million as of December 29, 2018, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, predominantly in North America. As of December 28, 2019, Gates owned 33 of these facilities, including 24 manufacturing or service centers.
Additionally, we lease approximately 90 locations. These leased locations included 39 manufacturing or service centers as of December 28, 2019. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.
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
Our ordinary shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “GTES”. As of February 17, 2020, there were three holders of record of our ordinary shares. This stockholder figure does not include a substantially greater number of holders whose ordinary shares are held by these recordholders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
The following table sets forth the selected historical consolidated financial information of Gates Industrial Corporation plc for the periods and dates indicated, which therefore reflects the historical consolidated financial information of Omaha Topco for the periods prior to the date of the Transactions. The balance sheet data as of December 28, 2019 and December 29, 2018 and the statement of operations data for Fiscal 2019, Fiscal 2018 and Fiscal 2017 have been derived from the audited consolidated financial statements of Gates Industrial Corporation plc included elsewhere in this annual report. The balance sheet data as of December 30, 2017 and the statement of operations data for Fiscal 2016 have been derived from the audited consolidated financial statements of Gates Industrial Corporation plc that are not included in this annual report. The balance sheet data as of December 31, 2016 and January 2, 2016 and the statement of operations data for Fiscal 2015 have been derived from the audited consolidated financial statements of Omaha Topco that are not included in this annual report.
You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included elsewhere in this annual report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. See also “About this Annual Report—Financial Statement Presentation.”

(dollars in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Statement of operations data:
Net sales	$3,087.1	$3,347.6	$3,041.7	$2,747.0	$2,745.1
Income from continuing operations before taxes	198.8	303.5	109.5	93.0	41.7
Income tax (benefit) expense	(495.9)	31.8	(72.5)	21.1	(9.2)
Net income from continuing operations	694.7	271.7	182.0	71.9	50.9
Loss (gain) on disposal of discontinued operations, net of tax	0.6	0.6	(0.7)	(12.4)	—
Net income	694.1	271.1	182.7	84.3	50.9
Non-controlling interests	4.0	25.8	31.4	26.6	26.0
Net income attributable to shareholders	$690.1	$245.3	$151.3	$57.7	$24.9
Basic earnings per share data
Earnings per share from continuing operations	$2.38	$0.86	$0.62	$0.18	$0.10
Earnings per share from discontinued operations	—	—	—	0.05	—
Net income per share	$2.38	$0.86	$0.62	$0.23	$0.10
Diluted earnings per share data
Earnings per share from continuing operations	$2.37	$0.84	$0.60	$0.18	$0.10
Earnings per share from discontinued operations	—	—	—	0.05	—
Net income per share	$2.37	$0.84	$0.60	$0.23	$0.10

(dollars in millions)	As of December 28, 2019	As of December 29, 2018	As of December 30, 2017	As of December 31, 2016	As of January 2, 2016
Balance sheet data:
Total assets	$7,411.3	$6,722.6	$6,853.7	$6,383.3	$6,565.6
Debt, long term and current portion	$2,958.4	$3,005.0	$3,955.7	$3,836.9	$3,907.3
Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2019 and Fiscal 2018. For discussion and analysis of our financial condition and results of operations for Fiscal 2018 and Fiscal 2017, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2018, filed with the Securities and Exchange Commission on February 14, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.

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
Business Trends
Our net sales have historically been, and remain, highly correlated with industrial activity and utilization and not with any single end market given the diversification of our business and high exposure to replacement channels. This diversification limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in replacement channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During the year ended December 28, 2019, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the year ended December 28, 2019, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for the year ended December 28, 2019, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.
Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to continue to make progress on our restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our selling, general and administrative (“SG&A”) back-office functions. We anticipate that most of the costs associated with these actions will be incurred during 2020 and 2021. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in the current and prior years.

Results for the year ended December 28, 2019 compared with the results for the year ended December 29, 2018
Summary Gates Performance

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Net sales	$3,087.1	$3,347.6
Cost of sales	1,944.6	2,017.0
Gross profit	1,142.5	1,330.6
Selling, general and administrative expenses	777.3	805.8
Transaction-related expenses	2.6	6.7
Impairment of intangibles and other assets	0.7	0.6
Restructuring expenses	6.0	6.4
Other operating expenses	9.1	14.3
Operating income from continuing operations	346.8	496.8
Interest expense	157.8	175.9
Other (income) expenses	(9.8)	17.4
Income from continuing operations before taxes	198.8	303.5
Income tax (benefit) expense	(495.9)	31.8
Net income from continuing operations	$694.7	$271.7

Adjusted EBITDA(1)	$611.0	$755.8
Adjusted EBITDA margin	19.8%	22.6%

(1)	See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the year ended December 28, 2019 were $3,087.1 million, down by 7.8%, or $260.5 million, compared with net sales during the prior year of $3,347.6 million. Our net sales for the year ended December 28, 2019 were adversely impacted by movements in average currency exchange rates of $77.0 million compared with the prior year, due principally to the strengthening of the U.S. dollar against a number of currencies, including the Euro ($31.7 million), the Chinese Renminbi ($13.6 million), the Brazilian Real ($7.9 million) and the Canadian dollar ($6.7 million). In addition, the acquisition of Rapro in April 2018 contributed $7.5 million to our net sales for the year ended December 28, 2019. Excluding these impacts, core sales decreased by $191.0 million, or 5.7%, during the year ended December 28, 2019 compared with the prior year. This decrease was due primarily to lower volumes of $249.3 million, offset partially by a $58.3 million benefit from favorable, inflation-mitigating pricing actions.
Core sales in our Power Transmission and Fluid Power businesses declined by 4.6% and 7.6%, respectively, for the year ended December 28, 2019. Globally, these declines arose primarily in sales to our industrial customers, with these sales declining by $113.2 million on a core basis, compared with a $77.8 million decline in core sales to our automotive customers. Industrial first-fit and replacement sales declined by 6.9% and 6.5%, respectively, during the year ended December 28, 2019 compared with the prior year, driven primarily by declines in the agriculture and construction end markets in North America. Sales to the industrial end markets in Greater China and East Asia & India both were down during the year ended December 28, 2019 compared with the prior year, driven by a 7.9% decline in the general industrial end markets in both regions, with increasing weakness in construction equipment sales as the year has progressed. This was broadly offset by growth in sales to the industrial end markets in EMEA, with growth across all end markets except for agriculture.
Global sales to the automotive end markets declined by 6.3% during the year ended December 28, 2019 compared with the prior year, driven by sales to first-fit customers, which declined by 9.2% during the year ended December 28, 2019 compared with the prior year. The decline in automotive end market sales was driven mostly by the broad economic softness in EMEA, with sales from this region declining by 13.6%, or $70.5 million, during the year ended December 28, 2019 compared with the prior year. Growth in Greater China and South America was flat, but the other regions declined by low single digits on a percentage basis as compared with the prior year.

Cost of sales
Cost of sales for the year ended December 28, 2019 was $1,944.6 million, a decrease of 3.6%, or $72.4 million, compared with $2,017.0 million for the prior year. The decrease was driven primarily by lower volumes of $110.9 million, favorable movements in average currency exchange rates of $51.8 million, and $33.8 million of benefits from our procurement initiatives. These decreases were offset primarily by $63.2 million of a combination of wage and material inflation and $47.2 million from lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes and some excess variable costs as we continued to adjust our production costs to align with the demand outlook. In addition, cost of sales for the year ended December 28, 2019 was adversely impacted by $10.1 million of increases in tariffs and $7.0 million of higher depreciation relating primarily to the new facilities opened in 2018, compared with the prior year.
Gross profit
Gross profit for the year ended December 28, 2019 was $1,142.5 million, down 14.1% from $1,330.6 million for the prior year, driven primarily by lower volumes of $138.4 million, $47.2 million of lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes, $63.2 million of unfavorable wage and material inflation, and $25.2 million of unfavorable movements in average currency exchange rates, offset by a $58.3 million benefit from favorable, inflation-mitigating pricing actions and $33.8 million of benefits from our procurement initiatives.
Our gross profit margin dropped by 270 basis points to 37.0% for the year ended December 28, 2019. Excluding the impact of facility closure-related inventory impairments of $1.2 million and $4.0 million of involuntary termination benefits paid in relation to permanent reductions in force, primarily in Asia and North America, gross margin was 37.2%, down from 39.7% for the prior year. In both cases, these decreases were driven by the factors described above.
Selling, general and administrative expenses
SG&A expenses for the year ended December 28, 2019 were $777.3 million compared with $805.8 million for the prior year. This decrease of $28.5 million was driven primarily by $17.8 million of favorable impacts from movements in average currency exchange rates and $12.1 million of net labor-related benefits which related primarily to headcount reductions and lower variable compensation, offset partially by higher stock-based compensation.
Transaction-related expenses
Transaction-related expenses for the year ended December 28, 2019 were $2.6 million compared with an expense of $6.7 million for the prior year. Net expenses for the year ended December 28, 2019 related primarily to exploratory merger and acquisition activity, as well as to corporate filings and transactions to provide the Company with flexibility for future raising of capital and debt, share buybacks and dividend payments. These expenses were offset partially by the release of an accrual from a prior period acquisition. The transaction-related expenses incurred in the prior year included $4.2 million related to our initial public offering and a further $0.3 million related to the extension in January 2018 of the maturity of our two revolving credit facilities. The remainder of the transaction-related expenses in the prior year related to the recent business acquisitions.
Restructuring expenses
We continue to make progress on our restructuring program, which, as described further under “Business Trends” above, is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions.
Restructuring expenses of $7.2 million were recognized during the year ended December 28, 2019, including an impairment of inventory of $1.2 million due to facility closures and consolidations, which is included in cost of sales. The remainder of the expenses related primarily to severance costs, predominantly due to the closure of one of our facilities in France, a refocusing of operations in our Galesburg, Illinois facility, and a strategic restructuring of part of our Asian business. Restructuring expenses of $7.3 million were recognized during the prior year, related primarily to the implementation of our European corporate center and a strategic restructuring of part of our Asian business. Also included in restructuring expenses in the prior year was an impairment of inventory of $0.9 million, which was recognized in cost of sales.

Interest expense
Our interest expense was as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Debt:
Dollar Term Loan	$80.7	$86.7
Euro Term Loan	22.4	22.8
Dollar Senior Notes	35.4	36.6
Euro Senior Notes	—	1.2
Other loans	0.1	—
	138.6	147.3
Amortization of deferred issuance costs	16.6	25.6
Other interest expense	2.6	3.0
	$157.8	$175.9
Details of our long-term debt are presented in note 16 to the consolidated financial statements included elsewhere in this report.
Interest on debt for the year ended December 28, 2019 decreased when compared with the equivalent prior year due primarily to the interest savings from debt repayments, in particular, the repayment of $913.7 million of senior notes in the first quarter of 2018 in conjunction with our initial public offering, in addition to margin reductions that came into effect partway during the prior year. The amortization of deferred issuance costs was lower in the year ended December 28, 2019, due to the acceleration in the prior year of $15.4 million of deferred issuance cost amortization as a consequence of the repayment of debt during the first quarter of 2018. This benefit was offset partially by the accelerated amortization of deferred issuance costs of $6.1 million during the current year, due to prepayment of our outstanding 6.00% Senior Notes due 2022 (the “6.00% Dollar Senior Notes”) as part of the refinancing transactions described further in note 16 to the consolidated financial statements included elsewhere in this report.
Other (income) expenses
Our other (income) expenses were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Interest income on bank deposits	$(5.7)	$(3.7)
Foreign currency gain on net debt and hedging instruments	(0.8)	(8.7)
Premiums paid on debt redemptions	—	27.0
Net adjustments related to post-retirement benefits	(3.1)	3.1
Other	(0.2)	(0.3)
	$(9.8)	$17.4
Other income for the year ended December 28, 2019 was $9.8 million, compared with an expense of $17.4 million in the prior year. This change was driven primarily by the payment in the prior year of $27.0 million of redemption premiums on repayment of the Euro Senior Notes and partial repayment of the 6.00% Dollar Senior Notes in January and February of 2018. Partially offsetting this cost in the prior year was a $5.8 million gain on a derivative used to lock in the exchange rate used to repay the Euro Senior Notes. Higher expected returns on plan assets based on actuarial valuations drove the majority of the remaining increase in other (income) expenses during the year ended December 28, 2019 compared with the prior year.
Income tax (benefit) expense
For the year ended December 28, 2019, we had an income tax benefit of $495.9 million on pre-tax income of $198.8 million, which resulted in an effective tax rate of (249.4%) compared with an income tax expense of $31.8 million on pre-tax income of $303.5 million, which resulted in an effective tax rate of 10.5% for the year ended December 29, 2018.

Our effective tax rate for the year ended December 28, 2019 is lower than our effective tax rate for the year ended December 29, 2018 primarily due to a $579.0 million tax benefit from the release of a valuation allowance against certain deferred tax assets, partially offset by $59.7 million of tax expense from related unrecognized tax benefits, both of which resulted from the implementation of our European corporate center. Excluding these one-time impacts our 2019 effective tax rate would have been 11.8%, which is slightly higher when compared to our 2018 effective rate of 10.5%. This was driven by certain one-time tax benefits in 2018, including $37.6 million of tax benefits for manufacturing incentives, unrecognized tax benefits, and changes in valuation allowances, which were partially offset by $16.0 million of increase in tax on international operations and U.S. base erosion and anti-abuse tax. In addition, in 2019 our tax on international operations was lower by $19.9 million than in 2018, which was partially offset by an increase of $7.9 million in unrecognized tax benefits.
Deferred Income Tax Assets and Liabilities
We recognize deferred income tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred income tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred income tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred income tax assets requires us to weigh all available evidence, including:

•	taxable income in prior carry back years if carry back is permitted under the relevant tax law;

•	future reversal of existing temporary differences;

•	tax-planning strategies that are prudent and feasible; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in 2019 that it was more likely than not that deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
Included within the $586.2 million total deferred income tax assets are deferred income tax assets totaling $579.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of 2019 due to the implementation of our European corporate center. Our European corporate center was implemented in 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
The positive evidence that existed in favor of releasing the allowance as of December 28, 2019 and ultimately outweighed the negative evidence included the following:

•	our profitability in Europe in 2018 and prior years and for 2019, as well as our expectations regarding the sustainability of these profits;

•
the impact of the implementation of our European corporate center, which created an expectation of future income in Luxembourg and, thereby, removed negative evidence that supported maintaining the valuation allowance against our deferred income tax assets as of December 29, 2018; and

•	the fact that our net operating loss carryforwards in Luxembourg are indefinite lived.
Further, as a result of additional financing income realized in 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed in the first quarter of 2019 regarding valuation allowances totaling $6.1 million related to indefinite lived net operating losses in the U.K.
Finally, as a result of changes in estimates of future taxable profits in the first quarter of 2019, our judgment changed regarding the realizability of $1.1 million of U.S. foreign tax credits with related recorded valuation allowances.

As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred income tax assets. We will maintain our positions with regard to future realization of deferred income tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred income tax assets may impact materially our consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 28, 2019 was $611.0 million, a decrease of 19.2% or $144.8 million, compared with Adjusted EBITDA of $755.8 million for the prior year. Adjusted EBITDA margin was 19.8% for the year ended December 28, 2019, a 280 basis point decrease from the prior year margin of 22.6%. The decrease in Adjusted EBITDA was driven primarily by reduced gross profit of $188.1 million, which was primarily the result of lower sales of $260.5 million, as well as the impact of lower fixed cost absorption on cost of sales as described above. Partially offsetting this decrease were lower SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (63.0% of Gates’ net sales for the year ended December 28, 2019)

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	Period over Period Change
Net sales	$1,945.7	$2,098.8	(7.3%)
Adjusted EBITDA	$412.6	$492.2	(16.2%)
Adjusted EBITDA margin	21.2%	23.5%
Net sales in Power Transmission for the year ended December 28, 2019 were $1,945.7 million, a decrease of 7.3%, or $153.1 million, when compared with the prior year net sales of $2,098.8 million. Excluding the adverse impact of movements in average currency exchange rates of $56.5 million, core sales decreased by 4.6%, or $96.6 million, compared with the prior year. The majority of this decrease was due to lower sales volumes of $123.1 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
Power Transmission’s core growth decline was driven by a decrease in sales to automotive first-fit customers, which decreased by 9.2% during the year ended December 28, 2019 compared with the prior year, due primarily to weak demand in Europe and Greater China resulting from a combination of market softness, macroeconomic headwinds and continuing trade tensions. A decrease in sales to automotive replacement customers also contributed to the decline, but less significantly, with core sales lower by 3.1% during the year ended December 28, 2019 compared with the prior year. Sales into the industrial end markets were relatively flat during the year ended December 28, 2019. General industrial end market sales declined by 3.4%, driven primarily by East Asia & India and Greater China, but this was decline was mostly offset by growth in all other regions, particularly in EMEA.
Our Power Transmission Adjusted EBITDA for the year ended December 28, 2019 was $412.6 million, a decrease of 16.2% or $79.6 million, compared with the prior year Adjusted EBITDA of $492.2 million. Movements in average currency exchange rates drove $10.5 million of this decrease. Excluding this impact, the decrease in Adjusted EBITDA was driven by similar factors as described above with lower volumes of $64.7 million, $39.6 million of unfavorable wage and material inflation and lower manufacturing performance of $25.8 million. Partially offsetting these decreases were benefits from procurement initiatives of $24.7 million, benefits from favorable, inflation-mitigating pricing actions of $26.5 million and lower SG&A spend. Adjusted EBITDA margin for the year ended December 28, 2019 was 21.2%, a 230 basis point decline from the prior year Adjusted EBITDA margin of 23.5%, driven by the impacts described above.

Fluid Power (37.0% of Gates’ net sales for the year ended December 28, 2019)

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	Period over Period Change
Net sales	$1,141.4	$1,248.8	(8.6%)
Adjusted EBITDA	$198.4	$263.6	(24.7%)
Adjusted EBITDA margin	17.4%	21.1%
Net sales in Fluid Power for the year ended December 28, 2019 were $1,141.4 million, a decrease of 8.6%, or $107.4 million, compared with net sales during the prior year of $1,248.8 million. Excluding the adverse impact of movements in average currency exchange rates of $20.5 million and the benefit of $7.5 million from the acquisition of Rapro in April 2018, core sales decreased by 7.6%, or $94.4 million, compared with the prior year. This decrease was due primarily to lower volumes of $126.2 million, offset partially by benefits from favorable, inflation-mitigating pricing actions.
The lower core sales growth in the year ended December 28, 2019 was driven almost exclusively by a decrease in sales to industrial end markets, which declined by 8.8% during the year ended December 28, 2019 compared with the prior year. This decrease was driven by the agriculture and construction end markets, which have continued to be challenging, declining by 18.8% and 8.2%, respectively, during the year ended December 28, 2019, compared with the prior year, primarily in North America. Fluid Power’s sales to automotive end markets were flat during the year ended December 28, 2019 compared with the prior year, with sales in the emerging markets outperforming sales to the developed markets.
 Adjusted EBITDA for the year ended December 28, 2019 was $198.4 million, a decrease of 24.7%, or $65.2 million, compared with the prior year Adjusted EBITDA of $263.6 million. The decrease in Adjusted EBITDA was driven primarily lower volumes of $68.3 million, a $23.6 million adverse impact from inflation and lower manufacturing performance of $21.4 million driven by lower fixed cost absorption on lower volumes and some excess variable costs. These impacts were offset partially by a $31.8 million benefit from favorable, inflation-mitigating pricing actions and a $10.8 million benefit from our procurement initiatives. The Adjusted EBITDA margin consequently decreased by 370 basis points.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and we believe that as of December 28, 2019, we have adequate liquidity and capital resources for the next twelve months.

Cash Flow
Year ended December 28, 2019 compared with the year ended December 29, 2018
Cash provided by operations was $348.9 million during the year ended December 28, 2019 compared with cash provided by operations of $313.5 million during the prior year. Operating cash inflow before movements in operating assets and liabilities was $290.1 million during the year ended December 28, 2019 compared with $478.0 million during the prior year, a decrease of $187.9 million which was due largely to the lower operational performance which adversely impacted operating income. The movement in taxes payable, which was an increase of $46.2 million during the current year compared with a decrease of $15.3 million in the prior year, was due primarily to a non-cash increase in tax contingencies associated with our business reorganization in Europe. Movements in operating assets and liabilities other than taxes payable during the year ended December 28, 2019 gave rise to an increase of $12.6 million in cash compared with a decrease of $149.2 million in the prior year. The increase, or source of cash, during the current period was driven primarily by the decreases in trade accounts payable and inventories, both linked to lower production volumes and our continued focus on management of working capital. During the prior year, the decrease was due primarily to increases in accounts receivable and inventories due to the strong demand environment at the time.
Net cash used in investing activities during the year ended December 28, 2019 was $78.0 million, compared with $243.6 million in the prior year. Capital expenditures decreased by $99.6 million from $182.7 million in the year ended December 29, 2018 to $83.1 million in the year ended December 28, 2019, driven primarily by expenditures in the prior year related to the expansion of one of our existing facilities and construction of two new facilities. Net cash used in investing activities in the prior year also included $50.9 million of cash paid in relation to the acquisition of Rapro in April 2018.
Net cash used in financing activities was $59.3 million during the year ended December 28, 2019, compared with $198.9 million in the prior year. This net outflow in the year ended December 28, 2019 related primarily to quarterly amortization payments of $24.7 million under the term loans, together with $28.8 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries. As described further in note 16 to the accompanying consolidated financial statements, during November 2019, we issued and sold $568.0 million of unsecured 6.25% Senior Notes due 2026 (the “6.25% Dollar Senior Notes”) and used the proceeds from this debt issuance in December 2019 to redeem all $568.0 million of our outstanding 6.00% Dollar Senior Notes. Costs of approximately $8.6 million were incurred in relation to these transactions, of which $8.3 million was paid during the year ended December 28, 2019.
In the prior year, net cash used in financing activities related primarily to the net cash received from our initial public offering of $799.1 million and the use of those funds (in addition to a portion of cash on hand) to redeem debt of $913.7 million and to pay premiums thereon of $27.0 million. In addition, during the prior year, we made $35.2 million of dividend payments to non-controlling shareholders of certain majority-owned subsidiaries.
Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 28, 2019	As of December 29, 2018	As of December 28, 2019	As of December 29, 2018
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,395.0	$2,428.7	$2,416.8	$2,458.5
—Unsecured
Senior Notes (U.S. dollar)	563.2	575.7	568.0	568.0
Other debt	0.2	0.6	0.2	0.6
	$2,958.4	$3,005.0	$2,985.0	$3,027.1
Details of our long-term debt are presented in note 16 to the consolidated financial statements included elsewhere in this annual report.

On November 22, 2019, we issued and sold $568.0 million of 6.25% Dollar Senior Notes, described further below. The proceeds from this debt issuance were used on December 5, 2019 to redeem all $568.0 million of our outstanding 6.00% Dollar Senior Notes, plus interest accrued up to and including the redemption date of $13.2 million. The majority of the costs totaling approximately $8.6 million related to the refinancing transactions have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method.
During January 2018, upon completion of our initial public offering, the applicable margins on each of the term loans was reduced by a further 0.25%, as agreed as part of the refinancing completed in November 2017.
During the first quarter of 2018, we redeemed in full our outstanding €235.0 million of Euro Senior Notes and made partial redemptions of the 6.00% Dollar Senior Notes. All of the 2018 prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded primarily by the net proceeds from our IPO, with the remainder of the funds coming from cash on hand.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024. These term loan facilities bear interest at a floating rate. As of December 28, 2019, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 4.45% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of December 28, 2019, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the year ended December 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $17.3 million and $7.4 million, respectively. During the year ended December 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2019 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment will be required to be made in 2020.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in other comprehensive income (“OCI”).

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Gain recognized in statement of operations	$17.3	$43.6
Loss recognized in OCI	(0.2)	(6.0)
Total gain	$17.1	$37.6
During the year ended December 28, 2019, the above net foreign exchange gains recognized in the other (income) expenses line have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
Our Term Loans, which mature after 2021, use LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform and is not expected to be maintained after 2021. The transition to alternatives to LIBOR could be modestly disruptive to credit markets, and while we don't believe that the impact would be material to us, we do not yet have insight into what those impacts might be.

Unsecured Senior Notes
As of December 28, 2019, we had $568.0 million of 6.25% Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
On and after January 15, 2022, we may redeem the 6.25% Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption Price
During the year commencing:
—2022	103.125%
—2023	101.563%
—2024 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to January 15, 2022, to redeem up to 40% of the notes at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of a change of control or a certain qualifying asset sales, the holders of the notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
As noted above, on December 5, 2019, we redeemed in full all $568.0 million of our outstanding 6.00% Dollar Senior Notes due in 2022, and, on January 31, 2018, we redeemed in full all €235.0 million of our outstanding Euro Senior Notes and made partial redemptions of the outstanding 6.00% Dollar Senior Notes due in 2022 totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses of $9.2 million were recognized in respect of the Euro Senior Notes. Of these losses, $5.0 million was recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of our Euro investments, and $4.2 million was recognized in the statement of operations.
Revolving Credit Facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. This facility matures on January 29, 2023.
As of both December 28, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($294.6 million as of December 28, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both December 28, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $50.1 million and $57.8 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the year ended December 28, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 65% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 28, 2019, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 54% of our total assets and approximately 21% of our total liabilities.

Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the year ended December 28, 2019, our net debt decreased by $254.0 million from $2,603.7 million as of December 29, 2018 to $2,349.7 million as of December 28, 2019. Excluding changes in foreign currency exchange rates, the decrease in net debt during the year ended December 28, 2019 was driven primarily by the increase in cash, a function of cash provided by operating activities of $348.9 million, offset partially by capital expenditures of $83.1 million and dividends paid to non-controlling shareholders of $28.8 million.
Movements in foreign currency exchange rates had a favorable net impact of $17.5 million on net debt during the year ended December 28, 2019, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of December 28, 2019, our asset-backed revolving credit facility had a borrowing base of $294.6 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $50.1 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $429.5 million, in addition to cash balances of $635.3 million.
Cash Balances
As of December 28, 2019, our total cash and cash equivalents were $635.3 million, compared with $423.4 million as of December 29, 2018.
Restricted cash was $1.3 million as of December 28, 2019, compared to $1.2 million as of December 29, 2018, primarily $1.0 million as of December 28, 2019 and $1.0 million as of December 29, 2018 was held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $141.5 million and $130.3 million as of December 28, 2019 and December 29, 2018, respectively.
Off-Balance Sheet Arrangements
We have not entered into any transaction, agreement or other contractual arrangement that is considered to be an off-balance sheet arrangement that is required to be disclosed.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 28, 2019 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $108.8 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Bank overdrafts and debt:
—Principal	$2,985.0	$30.9	$49.4	$2,336.7	$568.0
—Interest payments(1)(2)	680.2	138.1	282.6	206.2	53.3
Derivative financial instruments(3)	31.7	3.4	25.3	3.0	—
Finance leases	1.8	0.6	1.0	0.2	—
Operating leases	178.2	25.5	39.8	28.4	84.5
Post-retirement benefits(4)	9.8	9.8	—	—	—
Indemnified tax liabilities	3.3	2.8	0.5	—	—
Purchase obligations(5)	40.9	21.2	15.4	4.3	—
Total	$3,930.9	$232.3	$414.0	$2,578.8	$705.8

(1)	Future interest payments include payments on fixed and floating rate debt.

(2)	Floating rate interest payments are estimated based on market interest rates and terms prevailing as of December 28, 2019.

(3)	Net payments on cross currency swaps, interest rate caps, interest rate swaps and currency forward contracts are estimated based on market rates prevailing as of December 28, 2019.

(4)
Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2020. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.

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
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses, including severance-related expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. In particular, we exclude the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented, we excluded restructuring expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future; and fees paid to our private equity sponsor.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net income from continuing operations	$694.7	$271.7	$182.0
Income tax (benefit) expense	(495.9)	31.8	(72.5)
Net interest and other expenses	148.0	193.3	293.4
Depreciation and amortization	222.2	218.5	212.2
EBITDA	569.0	715.3	615.1
Transaction-related expenses	2.6	6.7	18.1
Impairment of intangibles and other assets	0.7	0.6	2.8
Restructuring expenses	6.0	6.4	17.4
Share-based compensation expense	15.0	6.0	5.4
Sponsor fees (included in other operating expenses)	6.5	8.0	6.7
Impact of fair value adjustment on inventory (included in cost of sales)	—	0.3	1.2
Inventory impairments and adjustments (included in cost of sales)	1.2	1.2	2.0
Duplicate expenses incurred on facility relocation	—	5.2	—
Severance-related expenses (included in cost of sales)	4.0	1.7	—
Other primarily severance-related expenses (included in SG&A)	3.4	4.4	—
Other items not directly related to current operations	2.6	—	0.4
Adjusted EBITDA	$611.0	$755.8	$669.1
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$3,087.1	$3,347.6	$3,041.7
Adjusted EBITDA	$611.0	$755.8	$669.1
Adjusted EBITDA margin	19.8%	22.6%	22.0%
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

	For the year ended December 28, 2019

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 28, 2019	$1,945.7	$1,141.4	$3,087.1
Impact on net sales of movements in currency rates	56.5	20.5	77.0
Impact on net sales from recent acquisitions	—	(7.5)	(7.5)
Core revenue for the year ended December 28, 2019	$2,002.2	$1,154.4	$3,156.6

Net sales for the year ended December 29, 2018	2,098.8	1,248.8	3,347.6
Decrease in net sales on a core basis (core revenue)	$(96.6)	$(94.4)	$(191.0)

Core revenue growth	(4.6%)	(7.6%)	(5.7%)

	For the year ended December 29, 2018

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 29, 2018	$2,098.8	$1,248.8	$3,347.6
Impact on net sales of movements in currency rates	(17.8)	(1.1)	(18.9)
Impact on net sales from recent acquisitions	—	(107.2)	(107.2)
Core revenue for the year ended December 29, 2018	$2,081.0	$1,140.5	$3,221.5

Net sales for the year ended December 30, 2017	2,009.4	1,032.3	3,041.7
Increase in net sales on a core basis (core revenue)	$71.6	$108.2	$179.8

Core revenue growth	3.6%	10.5%	5.9%
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
Net debt represents the net total of:

•	the principal amount of our debt; and

•	the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Principal amount of debt	$2,985.0	$3,027.1
Less: Cash and cash equivalents	635.3	423.4
Net debt	$2,349.7	$2,603.7

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Principal amount of debt	$2,985.0	$3,027.1
Accrued interest	15.2	26.6
Deferred issuance costs	(41.8)	(48.7)
Carrying amount of debt	$2,958.4	$3,005.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $12.1 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $9.2 million and $11.8 million as of December 28, 2019 and December 29, 2018, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $2.0 million and $1.1 million as of December 28, 2019 and December 29, 2018, respectively.
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

In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimates of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration that is not probable of significant reversal.
We allocate the transaction price to each distinct performance obligation based on their relative standalone selling price. The product price as specified on the accepted purchase order or similar binding contract is considered to be the standalone selling price. In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, we consider if there is a present right to payment, legal title and physical possession has been transferred, whether the risks and rewards of ownership have transferred to the customer, and the customer accepts the asset.
Impairment of Goodwill and Other Indefinite-Lived Assets
Goodwill and other indefinite-lived intangible assets are subject to an annual impairment test but are also tested for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.
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
Management based the fair value calculations on a weighted blend of the income and market approaches. The income approach was based on cash flow forecasts derived from the most recent financial plans approved by the board of directors, in which the principal assumptions were those regarding sales growth rates, selling prices and changes in direct costs. Forecasts for the following two years were based on region-specific growth assumptions determined by management, taking into account strategic initiatives.
Cash flows for each of the reporting units for the years beyond this period were projected to grow at compound annual growth rates reflecting annual decreases over the next seven years from the 2022 growth rates to the terminal growth rate. For Gates as a whole, this growth rate was 3.7%. The terminal growth rate for both reporting units was set at 2.5%, a rate that does not exceed the expected long-term growth rates in the respective principal end markets.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2019 were 10.5% for both reporting units.

For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2019, Fiscal 2018, or Fiscal 2017. However, due primarily to the current challenging market conditions and their impact on our near-term outlook, the fair values of each of the Power Transmission and Fluid Power reporting units as calculated on first day of the fourth quarter of Fiscal 2019 were 15.8% and 14.4% lower, respectively, as compared with their fair values as calculated as part of the Fiscal 2018 annual impairment test. This has accordingly reduced the excess of the fair values of our reporting units over their carrying values. A further decline in the fair value of greater than 14% and 8% on our Power Transmission and Fluid Power reporting units, respectively, all else being equal, would result in an impairment of the goodwill allocated to those reporting units.
We base our fair value estimates on assumptions we believe to be reasonable at the time but that are unpredictable and inherently uncertain. In addition, we make certain judgments and assumptions in allocating goodwill between reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units tested. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years.
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
During the periods covered by this annual report, we held indefinite-lived brand and trade name intangible assets. We test these intangibles for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment.
The fair value for our indefinite-lived brand and trade name intangible assets was determined using a relief from royalty valuation methodology in which the key assumptions included sales growth rates and an estimated royalty rate. Sales forecasts were determined on the same basis as those used for the annual impairment testing of goodwill (as described above).
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rates used in Fiscal 2019 impairment test was 11.5%. As a result of the impairment testing, no impairment was recognized during Fiscal 2019. However, due primarily to the current challenging market conditions and their impact on our near-term outlook, the fair value of our brand and trade name intangible assets as calculated on first day of the fourth quarter of Fiscal 2019 was 23.3% lower than their fair value as calculated as part of the Fiscal 2018 annual impairment test. This has accordingly reduced the excess of the fair value of these assets over their carrying value. A further decline in the fair value of greater than 16%, all else being equal, would result in an impairment of the brand and trade name intangible assets.
We base our fair value estimates on assumptions we believe to be reasonable at the time but that are unpredictable and inherently uncertain. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years.
Taxation
We are subject to income tax in most of the jurisdictions in which we operate. Management is required to exercise significant judgment in determining our provision for income taxes. Management’s judgment is required in relation to unrecognized income tax benefits whereby additional current tax may become payable in the future following the audit by tax authorities of previously-filed tax returns. It is possible that the final outcome of these unrecognized income tax benefits may differ from management’s estimates.
Management assesses unrecognized income tax benefits based upon an evaluation of the facts, circumstances and information available at the balance sheet date. Provision is made for unrecognized tax benefits to the extent that the amounts previously taken or expected to be taken in tax returns exceeds the tax benefits that are recognized in the consolidated financial statements in respect of the tax positions. A tax benefit is recognized in the consolidated financial statements only if management considers that it is more likely than not that the tax position will be sustained on examination by the relevant tax authority solely on the technical merits of the position and is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement assuming that the tax authority has full knowledge of all relevant information. Provisions for unrecognized income tax benefits are reviewed regularly and are adjusted to reflect events such as the expiration of limitation periods for assessing tax, guidance given by the tax authorities and court decisions.

Deferred income tax assets and liabilities are recognized based on the expected future tax consequences of the difference between the financial statement carrying amount and the respective tax basis. Deferred income taxes are measured on the enacted rates expected to apply to taxable income at the time the difference is anticipated to reverse. Deferred income tax assets are reduced through the establishment of a valuation allowance if it is more likely than not that the deferred income tax asset will not be realized taking into account the timing and amount of the reversal of taxable temporary differences, expected future taxable income and tax planning strategies.
Deferred income tax is provided on certain taxable temporary differences arising on investments in foreign subsidiaries, except where we intend, and are able, to reinvest such amounts on a permanent basis or to remit such amounts in a tax-free manner.
We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During the year ended December 28, 2019, we determined that it was more likely than not that certain deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
Accounting Pronouncements Not Yet Adopted
Recently-issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in note 3 to our audited consolidated financial statements included elsewhere in this annual report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, commodity prices, and the credit risk of our customers and third-party depository institutions that hold our cash and short-term deposits. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rate movements.
On a regular basis, we monitor third-party depository institutions that hold our cash and short-term investments and we diversify these assets among counterparties to minimize exposure to any one of these entities. We also monitor the creditworthiness of our customers and suppliers to mitigate any adverse impact.
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
In addition, we are exposed to currency risk associated with translating our non-U.S. dollar financial statements into U.S. dollars, which is our reporting currency. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Translational foreign exchange risks arise predominantly on the potential increase in our significant euro debt when translated to U.S. dollars, as well as on the potential decreases in the value of our earnings, cash balances and other net assets denominated in euro and other currencies when translated to U.S. dollars.

The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Cash and cash equivalents by currency:
—U.S. dollar	$336.9	$170.8
—Chinese Yuan Renminbi	81.1	59.8
—Indian Rupee	43.2	30.7
—Euro	28.0	45.0
—Japanese Yen	29.9	35.6
—Other	116.2	81.5
	$635.3	$423.4
Principal amount of debt by currency:
—U.S. dollar	$1,982.7	$2,014.4
—Euro	1,002.3	1,012.7
	$2,985.0	$3,027.1
As described in note 14 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2019 and Fiscal 2018 we had designated a portion of our Euro Term Loans, and, prior to their repayment in January 2018, €235.0 million of our Euro Notes, as well as a €254.5 million cross currency swap as hedges of a portion of our net investment in euro-denominated foreign operations. Changes in the value of these instruments resulting from fluctuations in the euro to U.S. dollar exchange rate are accordingly recorded as foreign currency translation adjustments within other comprehensive income.
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

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 28, 2019
Maturity date:
—June 2020	$1,200.0	—%	0.5%	—%	—%	3 month LIBOR
—June 2023	€425.0	—%	0.3%	—%	—%	3 month EURIBOR
As of December 29, 2018
Maturity date:
—June 2019	$1,000.0	—%	1.3%	1.8%	—%	3 month LIBOR
—June 2020	$200.0	—%	0.3%	0.8%	—%	3 month LIBOR
Additionally, as of December 28, 2019 and December 29, 2018, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023.

The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 28, 2019				As of December 29, 2018
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$0.8	$0.8	$—	$—	$0.8	$0.8
Cash and cash equivalents	380.4	—	254.9	635.3	193.7	—	229.7	423.4
Restricted cash	—	—	1.3	1.3	—	—	1.2	1.2
	380.4	—	257.0	637.4	193.7	—	231.7	425.4
Financial liabilities:
Debt	(741.7)	(2,243.1)	(0.2)	(2,985.0)	(1,258.8)	(1,768.0)	(0.3)	(3,027.1)
Obligations under finance leases	—	(1.7)	—	(1.7)	—	(1.1)	—	(1.1)
	(741.7)	(2,244.8)	(0.2)	(2,986.7)	(1,258.8)	(1,769.1)	(0.3)	(3,028.2)
	$(361.3)	$(2,244.8)	$256.8	$(2,349.3)	$(1,065.1)	$(1,769.1)	$231.4	$(2,602.8)
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
Credit risk
Our principal financial assets are cash and cash equivalents, trade and other receivables, derivatives and investments.
We regularly monitor third-party depository institutions that hold our cash and short-term investments, primarily for safety of principal and secondarily for maximizing yield on those funds. We diversify our cash and short-term investments among counterparties to minimize exposure to any one of these entities.
To mitigate the credit risk attributable to our trade receivables we perform credit verifications and monitor closely the creditworthiness of new and existing customers. The amounts presented in the balance sheet for trade receivables are net of allowances for doubtful receivables. An allowance for doubtful receivables is made where there is an identified loss event which, based on previous experience, is evidence of a reduction in the recoverability of the cash flows.
The credit risk on derivative financial instruments is limited because the counterparties are financial institutions with high credit-ratings assigned by international credit-rating agencies.

We have no significant concentration of credit risk, with exposure spread over a large number of counterparties and customers.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is included as a separate section in this annual report. See Part IV. Item 15. “Exhibits, Financial Statement Schedules,” which is incorporated herein by reference.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 28, 2019, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 28, 2019. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 28, 2019.
Deloitte & Touche LLP, the independent registered accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of December 28, 2019, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2020 annual general meeting of shareholders (our “2020 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2019, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2019, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2019, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2019, under the headings “Corporate Governance” and “Related-Person Transactions Policies and Procedures.”
Item 14. Principal Accounting Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2019, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc*
4.2	Indenture, dated as of November 22, 2019, by and among Gates Global LLC, Gates Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee, which includes the Form of 6.25% Senior Notes due 2026	8-K	4.1	11/27/2019
10.1	Shareholders Agreement	8-K	10.1	1/29/2018
10.2	Registration Rights Agreement	8-K	10.2	1/29/2018
10.3	Monitoring Fee Agreement	8-K	10.3	1/29/2018
10.4	Support and Services Agreement	8-K	10.4	1/29/2018
10.5	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.6	Amended and Restated Credit Agreement, dated as of January 24, 2018	8-K	10.7	1/29/2018
10.7	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.8	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017

10.9	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017
10.10	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.11	ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto	S-1	10.23	12/27/2017
10.12	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.13	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.14	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.15	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.16	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek, David Naemura, Walter Lifsey and Rasmani Bhattacharya†	10-K	10.16	2/14/2019
10.17	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Roger Gaston)†	10-K	10.17	2/14/2019
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Roger Gaston)†	10-K	10.19	2/14/2019
10.20	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.21	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.21	2/14/2019
10.22	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.22	2/14/2019
10.23	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.24	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	5/3/2018
10.25	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	11/2/2018
10.26	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	11/2/2018
10.27	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.4	11/2/2018
10.28	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.5	11/2/2018
10.29	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.1	5/8/2019
10.30	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.2	5/8/2019
10.31	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	5/8/2019
10.32	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.4	5/8/2019
10.33	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019

10.34	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.*†
10.35	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.*†
10.36	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.*†
10.37	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.38	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.39	Form of Executive Severance Plan†	S-1	10.15	12/27/2017
10.40	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 28, 2019, December 29, 2018 and December 30, 2017 (ii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 (iii) Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 (v) Consolidated Statements of Shareholders' Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, and (vi) Notes to the Consolidated Financial Statements.*

*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ Ivo Jurek
	Name:	Ivo Jurek
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ David M. Wisniewski	Chief Financial Officer and Chief Accounting Officer
David M. Wisniewski	(Principal Financial and Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Julia C. Kahr	Director
Julia C. Kahr

/s/ Terry Klebe	Director
Terry Klebe

/s/ James W. Ireland	Director
James W. Ireland

/s/ Stephanie Mains	Director
Stephanie Mains

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2020

We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$3,087.1	$3,347.6	$3,041.7
Cost of sales	1,944.6	2,017.0	1,823.7
Gross profit	1,142.5	1,330.6	1,218.0
Selling, general and administrative expenses	777.3	805.8	777.1
Transaction-related expenses	2.6	6.7	18.1
Impairment of intangibles and other assets	0.7	0.6	2.8
Restructuring expenses	6.0	6.4	17.4
Other operating expenses (income)	9.1	14.3	(0.3)
Operating income from continuing operations	346.8	496.8	402.9
Interest expense	157.8	175.9	234.6
Other (income) expenses	(9.8)	17.4	58.8
Income from continuing operations before taxes	198.8	303.5	109.5
Income tax (benefit) expense	(495.9)	31.8	(72.5)
Net income from continuing operations	694.7	271.7	182.0
Loss (income) on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.6	0.6	(0.7)
Net income	694.1	271.1	182.7
Less: non-controlling interests	4.0	25.8	31.4
Net income attributable to shareholders	$690.1	$245.3	$151.3

Earnings per share
Basic
Earnings per share from continuing operations	$2.38	$0.86	$0.62
Earnings per share from discontinued operations	—	—	—
Earnings per share	$2.38	$0.86	$0.62

Diluted
Earnings per share from continuing operations	$2.37	$0.84	$0.60
Earnings per share from discontinued operations	—	—	—
Earnings per share	$2.37	$0.84	$0.60
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$694.1	$271.1	$182.7
Other comprehensive (loss) income
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax (expense) benefit, respectively, of ($0.8), ($1.2), and $15.0	29.4	(134.9)	280.2
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0, $0 and $0	5.5	9.8	(109.4)
Total foreign currency translation movements	34.9	(125.1)	170.8
Cash flow hedges (Interest rate derivatives):
—Loss arising in the period, net of tax benefit, respectively, of $4.5, $0 and $0	(27.2)	(4.5)	(2.0)
—Reclassification to net income, net of tax (expense) benefit, respectively, of ($0.2), $4.7 and ($2.0)	2.3	10.1	9.6
Total cash flow hedges movements	(24.9)	5.6	7.6
Available-for-sale investments:
—Net unrealized loss, net of tax benefit, respectively, of $0, $0 and $0.1	—	—	(0.2)
Total available-for-sale investments:	—	—	(0.2)
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit (expense), respectively, of $2.8, $2.2 and ($5.4)	(16.7)	(5.3)	20.2
—Reclassification of prior year actuarial movements to net income, net of tax (expense) benefit, respectively, of ($0.2), $0.1 and $0	0.2	(0.5)	—
Total post-retirement benefit movements	(16.5)	(5.8)	20.2
Other comprehensive (loss) income	(6.5)	(125.3)	198.4
Comprehensive income for the period	$687.6	$145.8	$381.1

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$686.6	$138.7	$319.1
—(Loss) income arising from discontinued operations	(0.6)	(0.6)	0.7
	686.0	138.1	319.8
Comprehensive income attributable to non-controlling interests	1.6	7.7	61.3
	$687.6	$145.8	$381.1
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 28, 2019	As of December 29, 2018
Assets
Current assets
Cash and cash equivalents	$635.3	$423.4
Trade accounts receivable, net of allowances of $8.6 and $7.4	694.7	742.3
Inventories	475.1	537.6
Taxes receivable	22.1	7.2
Prepaid expenses and other assets	131.4	104.1
Total current assets	1,958.6	1,814.6
Non-current assets
Property, plant and equipment, net	727.9	756.3
Goodwill	2,060.5	2,045.9
Pension surplus	38.1	52.6
Intangible assets, net	1,876.0	1,990.6
Operating lease right-of-use assets	123.0	—
Taxes receivable	23.0	27.9
Deferred income taxes	587.1	5.1
Other non-current assets	17.1	29.6
Total assets	$7,411.3	$6,722.6
Liabilities and equity
Current liabilities
Debt, current portion	$46.1	$51.6
Trade accounts payable	374.7	424.0
Taxes payable	48.5	19.2
Accrued expenses and other current liabilities	188.8	184.2
Total current liabilities	658.1	679.0
Non-current liabilities
Debt, less current portion	2,912.3	2,953.4
Post-retirement benefit obligations	151.2	155.9
Lease liabilities	116.2	—
Taxes payable	108.8	81.9
Deferred income taxes	369.3	439.5
Other non-current liabilities	84.7	79.2
Total liabilities	4,400.6	4,388.9
Commitments and contingencies (note 23)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,157,299 (December 29, 2018: authorized shares: 3,000,000,000; outstanding shares: 289,847,574)	2.9	2.9
—Additional paid-in capital	2,434.5	2,416.9
—Accumulated other comprehensive loss	(858.4)	(854.3)
—Retained earnings	1,072.0	381.9
Total shareholders’ equity	2,651.0	1,947.4
Non-controlling interests	359.7	386.3
Total equity	3,010.7	2,333.7
Total liabilities and equity	$7,411.3	$6,722.6
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities
Net income	$694.1	$271.1	$182.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	222.2	218.5	212.2
Non-cash currency transaction (gain) loss on debt and hedging instruments	(16.8)	(45.5)	57.4
Premium paid on redemption of long-term debt	—	27.0	—
Other net non-cash financing costs	27.4	65.6	47.6
Share-based compensation expense	15.0	6.0	5.4
Decrease in post-employment benefit obligations, net	(9.4)	(4.6)	(7.4)
Deferred income taxes	(648.4)	(64.9)	(162.8)
Other operating activities	6.0	4.8	5.5
Changes in operating assets and liabilities, net of effects of acquisitions:
—Decrease (increase) in accounts receivable	41.8	(49.6)	(24.6)
—Decrease (increase) in inventories	65.1	(96.1)	(45.4)
—(Decrease) increase in accounts payable	(48.2)	42.1	49.9
—(Increase) decrease in prepaid expenses and other assets	(2.6)	(27.5)	2.3
—Increase (decrease) in taxes payable	46.2	(15.3)	6.5
—Decrease in other liabilities	(43.5)	(18.1)	(9.4)
Net cash provided by operations	348.9	313.5	319.9
Cash flows from investing activities
Purchases of property, plant and equipment	(72.1)	(166.1)	(101.1)
Purchases of intangible assets	(11.0)	(16.6)	(10.0)
Cash paid under corporate-owned life insurance policies	(10.7)	(10.3)	(9.5)
Cash received under corporate-owned life insurance policies	12.0	2.9	3.1
Purchase of businesses, net of cash acquired	—	(50.9)	(110.7)
Other investing activities	3.8	(2.6)	1.2
Net cash used in investing activities	(78.0)	(243.6)	(227.0)
Cash flows from financing activities
Issuance of shares, net of underwriting costs	1.8	799.7	0.6
Other offering costs	—	(8.6)	(2.3)
Buy-back of shares	—	—	(1.6)
Proceeds from long-term debt	568.0	—	644.7
Payments of long-term debt	(593.1)	(933.5)	(676.9)
Premium paid on redemption of long-term debt	—	(27.0)	—
Debt issuance costs paid	(8.3)	—	(18.8)
Dividends paid to non-controlling interests	(28.8)	(35.2)	(24.6)
Other financing activities	1.1	5.7	3.6
Net cash used in financing activities	(59.3)	(198.9)	(75.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.4	(12.4)	19.6
Net increase (decrease) in cash and cash equivalents and restricted cash	212.0	(141.4)	37.2
Cash and cash equivalents and restricted cash at the beginning of the period	424.6	566.0	528.8
Cash and cash equivalents and restricted cash at the end of the period	$636.6	$424.6	$566.0
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$150.8	$157.9	$198.0
Income taxes paid, net	$108.8	$114.0	$84.8
Accrued capital expenditures	$1.8	$1.0	$1.7
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2016	$2.5	$1,619.0	$(915.9)	$(14.3)	$691.3	$377.1	$1,068.4
Net income	—	—	—	151.3	151.3	31.4	182.7
Other comprehensive income, net	—	—	168.5	—	168.5	29.9	198.4
Total comprehensive income	—	—	168.5	151.3	319.8	61.3	381.1
Other changes in equity:
—Issuance of shares	—	0.6	—	—	0.6	—	0.6
—Repurchase of shares	—	(1.5)	—	(0.1)	(1.6)	—	(1.6)
—Share-based compensation	—	4.5	—	—	4.5	—	4.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(24.6)	(24.6)
As of December 30, 2017	2.5	1,622.6	(747.4)	136.9	1,014.6	413.8	1,428.4
Net income	—	—	—	245.3	245.3	25.8	271.1
Other comprehensive loss, net	—	—	(106.9)	(0.3)	(107.2)	(18.1)	(125.3)
Total comprehensive (loss) income	—	—	(106.9)	245.0	138.1	7.7	145.8
Other changes in equity:
—Issuance of shares	0.4	841.3	—	—	841.7	—	841.7
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
—Share-based compensation	—	6.0	—	—	6.0	—	6.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(35.2)	(35.2)
As of December 29, 2018	2.9	2,416.9	(854.3)	381.9	1,947.4	386.3	2,333.7
Net income	—	—	—	690.1	690.1	4.0	694.1
Other comprehensive loss, net	—	—	(4.1)	—	(4.1)	(2.4)	(6.5)
Total comprehensive (loss) income	—	—	(4.1)	690.1	686.0	1.6	687.6
Other changes in equity:
—Issuance of shares	—	1.8	—	—	1.8	—	1.8
—Share-based compensation	—	14.6	—	—	14.6	—	14.6
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.8)	(28.8)
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Consolidated Financial Statements
1. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was incorporated under the laws of England and Wales on September 25, 2017. Prior to the completion of the initial public offering of the Company’s shares in January 2018, the Company undertook certain reorganization transactions such that Gates Industrial Corporation plc now owns indirectly all of the equity interests in Omaha Topco Limited (“Omaha Topco”), and has become the holding company of the Gates business. The previous owners of Omaha Topco were various investment funds managed by affiliates of The Blackstone Group Inc. (together, “Blackstone” or our “Sponsor”), and Gates management equity holders. Gates Industrial Corporation plc had no significant business transactions or activities prior to the date of the reorganization transactions, and as a result, the historical financial information reflects that of Omaha Topco.
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
The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior period, except for the adoption of the following new Accounting Standard Updates (each, an “ASU”) at the beginning of our 2019 fiscal year:

•	ASU 2016-02 “Leases” (Topic 842)

•	ASU 2018-10 “Leases” (Topic 842): Codification Improvements to Topic 842, Leases

•	ASU 2018-11 “Leases” (Topic 842): Targeted Improvements

•	ASU 2019-01 “Leases” (Topic 842): Codification Improvements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU which introduces a lessee model that has brought most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease.” This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee.
We have adopted Topic 842 using the practical expedient permitted by ASU 2018-11, and, consequently, comparative information in these consolidated financial statements has not been restated.
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

On transition, we recognized a right-of-use asset of $126.0 million and a lease liability of $132.9 million, with the difference relating primarily to reclassifying deferred rent liabilities that existed under Topic 840 “Leases” into the new right-of-use asset. Note 13 sets out disclosures related to Topic 842.
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
In addition, we adopted ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated OCI; however, we have not adopted the policy election outlined therein regarding the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The remaining stranded tax effects in accumulated other comprehensive income will be released upon recognition of the related deferred tax basis differences.
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 28, 2019 and December 29, 2018 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended December 28, 2019 (“Fiscal 2019”), December 29, 2018 (“Fiscal 2018”) and December 30, 2017 (“Fiscal 2017”).
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
D. Foreign currency transactions and translation
Transactions denominated in currencies other than the entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction loss included in operating income from continuing operations during Fiscal 2019 was $1.7 million, compared with a loss of $4.0 million in Fiscal 2018 and a loss of $7.6 million in Fiscal 2017. We also recognized net financing-related foreign currency transaction gains within other (income) expenses of $0.8 million during Fiscal 2019, compared with a gain of $8.7 million in Fiscal 2018 and a loss of $57.4 million in Fiscal 2017.
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
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model under Topic 606 (“Revenue from Contracts with Customers”) to all contracts. The five steps are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation.
In the substantial majority of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the consideration that is not probable of significant reversal.
We allocate the transaction price to each distinct performance obligation based on their relative standalone selling price. The product price as specified on the accepted purchase order is considered to be the standalone selling price.
In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, we consider if there is a present right to payment, legal title and physical possession has been transferred, whether the risks and rewards of ownership have transferred to the customer, and if the customer accepts the asset.
F. Selling, general and administrative expenses
Shipping and handling costs
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2019, we recognized shipping and handling costs of $145.2 million, compared with $159.9 million in Fiscal 2018 and $147.0 million in Fiscal 2017.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $67.9 million in Fiscal 2019, compared with $71.4 million in Fiscal 2018 and $68.6 million in Fiscal 2017. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2019, we recognized advertising costs of $10.2 million, compared with $10.4 million in Fiscal 2018 and $10.4 million in Fiscal 2017.
G. Restructuring expenses
Restructuring expenses are incurred in major projects undertaken to rationalize and improve our cost competitiveness. Restructuring expenses incurred during the periods presented are analyzed in note 6.
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
Identifiable assets and liabilities of the acquired business, as well as any non-controlling interests in the acquired business, are measured at their fair value at the acquisition date.
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
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2019, Fiscal 2018 or Fiscal 2017.
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

Customer relationships	15 to 17 years
Technology	5 to 7 years
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
Land and assets under construction are not depreciated. Depreciation of property, plant and equipment, other than land and assets under construction, is generally expensed on a straight-line basis over their estimated useful lives. The Company’s estimated useful lives of items of property, plant and equipment are generally in the following ranges:

Buildings and improvements	30 to 40 years
Leasehold improvements	Shorter of lease term or useful life
Machinery, equipment and vehicles	2 to 20 years
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 28, 2019, inventories whose cost was determined on a LIFO basis represented 32.5% of the total carrying amount of inventories compared with 31.6% as of December 29, 2018.

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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheet, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $1.3 million as of December 28, 2019, compared with $1.2 million and $1.6 million as of December 29, 2018 and December 30, 2017, respectively.
(iii) Trade accounts receivable
Trade accounts receivable represent the amount of sales of goods to customers, net of discounts and rebates, for which payment has not been received, less an allowance for doubtful accounts that is estimated based on factors such as the credit rating of the customer, historical trends, the current economic environment and other information.
(iv) Debt
Debt is initially measured at its principal amount, net of directly attributable transaction costs, if any, and is subsequently measured at amortized cost using the effective interest rate method.
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
For defined benefit plans, the net obligation or surplus arising from providing the benefits is recognized as a liability or an asset determined by actuarial valuations of each of the plans that are carried out annually by independent qualified actuaries as of the year end balance sheet date. Benefit obligations are measured using the projected unit credit method. Plan assets (if any) are measured at fair value. We recognize the service cost component of our net periodic pension and other post-retirement benefit cost in the lines within operating income to which the relevant employees' other compensation costs are reported. All other components of the net periodic benefit cost (which include the interest cost, the expected return on plan assets, gains or losses on settlements and curtailments, the amortization of prior year service cost or credit and prior year actuarial gains and losses) are included in the other (expenses) income line, outside of operating income from continuing operations.
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
The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We currently do not expect that adoption of this ASU will have a significant impact on our consolidated financial statements, but it may affect certain disclosures.

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

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Most of the amendments should be applied retrospectively to all periods presented, but a few amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. We expect that the adoption of this ASU will not have a significant impact on our financial instrument disclosures, but we are still finalizing our evaluation.

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
The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and entities may choose to apply the requirements either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect any significant impact on our consolidated financial statements on adoption of this ASU.

•	ASU 2019-12 “Simplifying the Accounting for Income Taxes” (Topic 740): Income Taxes
In December 2019, the FASB issued an ASU to simplify and reduce the complexity of general principles in Topic 740: Income Taxes. Such simplifications include the elimination of certain exceptions to: 1) the incremental approach for intraperiod tax allocation, 2) the requirement to recognize a deferred income tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) the ability not to recognize a deferred income tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The ASU provides for a number of different approaches to applying the changes, depending on the amendment, from full retrospective to modified retrospective to fully prospective. The impact on our consolidated financial statements of adopting this ASU is still being evaluated.
4. Acquisitions
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
All of the above acquired businesses are included in the Fluid Power reporting segment and none of the associated goodwill recognized is expected to be deductible for income tax purposes.
During the years ended December 29, 2018 and December 30, 2017, we incurred expenses of $1.8 million and $3.0 million, respectively, related directly to these acquisitions, all of which are included in the transaction-related expenses line in the statement of operations. No expenses related to these acquisitions were incurred during the year ended December 28, 2019.
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

	Net Sales
	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Power Transmission	$1,945.7	$2,098.8	$2,009.4
Fluid Power	1,141.4	1,248.8	1,032.3
Continuing operations	$3,087.1	$3,347.6	$3,041.7

Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Net Sales
	For the year ended
	December 28, 2019		December 29, 2018		December 30, 2017
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$580.4	$590.0	$606.3	$671.7	$582.2	$565.9
North America, excluding U.S.	165.3	175.9	159.3	185.6	148.2	134.8
United Kingdom (“U.K.”)	43.6	37.3	55.0	39.9	57.2	27.6
EMEA(1), excluding U.K.	509.9	173.6	584.5	172.8	551.3	144.8
East Asia and India	288.6	74.3	311.7	87.5	308.7	78.0
Greater China	288.4	57.8	310.7	59.0	285.6	51.5
South America	69.5	32.5	71.3	32.3	76.2	29.7
Net Sales	$1,945.7	$1,141.4	$2,098.8	$1,248.8	$2,009.4	$1,032.3

(1)	Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Developed	$2,013.4	$2,157.4	$1,964.4
Emerging	1,073.7	1,190.2	1,077.3
Net Sales	$3,087.1	$3,347.6	$3,041.7
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
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:

•	the non-cash charges in relation to share-based compensation;

•	transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;

•	impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;

•	restructuring expenses, including severance-related expenses;

•	the net gain or loss on disposals and on the exit of businesses; and

•	fees paid to our private equity sponsor for monitoring, advisory and consulting services.

Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Power Transmission	$412.6	$492.2	$458.1
Fluid Power	198.4	263.6	211.0
Continuing operations	$611.0	$755.8	$669.1
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net income from continuing operations	$694.7	$271.7	$182.0
Income tax (benefit) expense	(495.9)	31.8	(72.5)
Income from continuing operations before taxes	198.8	303.5	109.5
Interest expense	157.8	175.9	234.6
Other (income) expenses	(9.8)	17.4	58.8
Operating income from continuing operations	346.8	496.8	402.9
Depreciation and amortization	222.2	218.5	212.2
Transaction-related expenses (1)	2.6	6.7	18.1
Impairment of intangibles and other assets	0.7	0.6	2.8
Restructuring expenses	6.0	6.4	17.4
Share-based compensation expense	15.0	6.0	5.4
Sponsor fees (included in other operating expenses)	6.5	8.0	6.7
Impact of fair value adjustment on inventory (included in cost of sales)	—	0.3	1.2
Inventory impairments and adjustments (included in cost of sales)	1.2	1.2	2.0
Duplicate expenses incurred on facility relocation	—	5.2	—
Severance-related expenses (included in cost of sales)	4.0	1.7	—
Other primarily severance-related expenses (included in SG&A)	3.4	4.4	—
Other items not directly related to current operations	2.6	—	0.4
Adjusted EBITDA	$611.0	$755.8	$669.1

(1)
Transaction-related expenses relate primarily to advisory fees recognized in respect of our initial public offering, the acquisition of businesses and costs related to other corporate transactions such as debt refinancings.

E. Selected geographic information

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Property, plant and equipment, net by geographic location
U.S.	$199.2	$212.5
Rest of North America	117.3	107.4
U.K.	32.6	33.3
Rest of EMEA	154.4	157.3
East Asia and India	65.6	75.6
Greater China	138.4	149.3
South America	20.4	20.9
	$727.9	$756.3

F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 43.2% of Gates’ net sales by destination from continuing operations during Fiscal 2019, compared with 39.2% during Fiscal 2018 and 38.5% during Fiscal 2017. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 18.9% and 11.3%, respectively, of our total trade accounts receivable balance as of December 28, 2019, compared with 17.2% and 10.7%, respectively, as of December 29, 2018. These concentrations are due to the extended payment terms common in the industry in which they operate.
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
Overall costs associated with our restructuring and other strategic initiatives have been recognized in the consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Restructuring expenses:
—Severance	$4.7	$0.5	$13.6
—Professional fees	1.6	3.5	3.2
—Other restructuring (benefits) expenses	(0.3)	2.4	0.6
	6.0	6.4	17.4
Restructuring expenses in cost of sales:
—Impairment of inventory	1.2	0.4	2.0
—Other restructuring expenses	—	0.5	0.2
Total restructuring expenses	$7.2	$7.3	$19.6

Expenses related to other strategic initiatives:
—Severance costs included in cost of sales	$4.0	$1.2	$—
—Severance costs included in SG&A	3.4	3.1	—
—Impairment of fixed assets	0.7	—	—
Total expenses related to other strategic initiatives	$8.1	$4.3	$—
Restructuring and other strategic initiatives undertaken during the year ended December 28, 2019 related primarily to reductions in workforce, across all regions and impairments of inventory and fixed assets related to facility closures in countries including France, the U.S., Turkey and Australia. An additional $1.6 million of professional fees were incurred during Fiscal 2019, relating primarily to the closure of one of our facilities in France, the implementation of our European corporate center, and a strategic restructuring of part of our Asian business. Expenses incurred during the prior year in connection with our restructuring and other strategic initiatives also related primarily to the items described above.

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Power Transmission	$3.5	$2.8	$11.1
Fluid Power	3.7	4.5	8.5
Continuing operations	$7.2	$7.3	$19.6
The following summarizes the reserve for restructuring expenses for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Balance as of the beginning of the period	$2.6	$8.6
Utilized during the period	(5.7)	(13.5)
Net charge for the period	6.1	8.0
Released during the period	(0.1)	(0.7)
Foreign currency translation	—	0.2
Balance as of the end of the period	$2.9	$2.6
Restructuring reserves, which are expected to be utilized in 2020, are included in the consolidated balance sheet as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Accrued expenses and other current liabilities	$2.9	$2.2
Other non-current liabilities	—	0.4
	$2.9	$2.6
7. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income (loss) from continuing operations before taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
U.K.	$(80.6)	$(12.8)	$1.0
U.S.	0.9	(43.3)	(63.1)
Other	278.5	359.6	171.6
Income from continuing operations before income taxes	$198.8	$303.5	$109.5

Income tax (benefit) expense on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Current tax
U.K.	$7.5	$0.8	$2.8
U.S.	21.0	9.0	7.8
Other foreign	124.3	86.9	79.7
Total current tax expense	$152.8	$96.7	$90.3
Deferred income tax
U.K.	$(4.7)	$2.8	$0.9
U.S.	(49.3)	(45.3)	(141.6)
Other foreign	(594.7)	(22.4)	(22.1)
Total deferred income tax benefit	(648.7)	(64.9)	(162.8)
Income tax (benefit) expense	$(495.9)	$31.8	$(72.5)
Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
U.K. corporation tax rate	19.0%	19.0%
U.S. corporation tax rate			35.0%
Effect of:
—State tax provision, net of Federal benefit	(2.1%)	(1.5%)	2.5%
—Provision for unrecognized income tax benefits	34.0%	(1.3%)	2.7%
—Company Owned Life Insurance	(4.4%)	(2.8%)	(12.1%)
—Tax on international operations(1)	(325.9%)	(1.1%)	45.1%
—Manufacturing incentives(2)	0.5%	(4.2%)	(5.8%)
—Change in valuation allowance(3)	6.6%	2.9%	111.7%
—Deferred income tax rate changes	17.8%	0.2%	(146.8%)
—Currency exchange rate movements	6.5%	0.1%	(105.1%)
—Other permanent differences	(1.4%)	(0.8%)	6.6%
Reported effective income tax rate	(249.4%)	10.5%	(66.2%)

(1)
“Tax on international operations” includes U.S. tax on foreign earnings, unremitted earnings of foreign subsidiaries, and effects of differences between statutory and foreign tax rates each of which was reported separately for the years ended December 28, 2019, December 29, 2018 and December 30, 2017. In addition, for the years ended December 28, 2019 and December 29, 2018, it also includes the effects of global funding structures and the Tax Act; and for the year ended December 28, 2019, it also includes $608.6 million for the generation of finite lived net operating losses in Luxembourg.

(2)
“Manufacturing incentives” for the year ended December 28, 2019 includes an adjustment of $5.0 million for the expiration of manufacturing incentives in the Czech Republic, offset partially by $4.1 million of incentives generated during the year.

(3)
“Change in valuation allowance” for the year ended December 28, 2019 is comprised primarily of an increase of $608.6 million of additional valuation allowance for finite lived net operating losses generated in Luxembourg, offset partially by a release of $579.0 million of valuation allowance against indefinite lived net operating losses in Luxembourg and by a release of $5.0 million of valuation allowances on manufacturing incentives in the Czech Republic.

Tax Cuts and Jobs Act
On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed U.S. tax law. TJCA among other things lowered the U.S. statutory federal tax rate from 35% to 21%, modified existing interest limitation regulations, and created new provisions for global intangible low-tax income (“GILTI”) and the base erosion anti-abuse tax (“BEAT”) that taxes certain payments between U.S. corporation and their subsidiaries. During 2019, additional proposed and final regulations were released to clarify the provisions modified or created within TCJA. The effects of the final regulations and any proposed regulations that are anticipated to be enacted substantially in similar form were included in our annual results.
Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Deferred income tax assets:
Accounts receivable	$3.1	$3.1
Inventories	6.2	6.2
Property, plant and equipment	5.9	5.2
Lease liabilities	37.0	6.2
Accrued expenses	46.8	41.9
Post-retirement benefit obligations	27.8	30.5
Compensation	12.8	15.2
Net operating losses	1,480.3	932.3
Capital losses	130.7	126.3
Credits	138.7	157.1
Interest	120.9	48.5
Other items	11.0	7.2
	$2,021.2	$1,379.7
Valuation allowances	(1,200.2)	(1,191.5)
Total deferred income tax assets	$821.0	$188.2
Deferred income tax liabilities:
Inventories	(22.7)	(21.6)
Property, plant and equipment	(51.2)	(50.9)
Lease right-of-use assets	(30.1)	(0.6)
Intangible assets	(450.7)	(482.9)
Post-retirement benefit obligations	(6.8)	(9.7)
Undistributed earnings	(40.9)	(55.9)
Other items	(0.8)	(1.0)
Total deferred income tax liabilities	$(603.2)	$(622.6)
Net deferred income tax assets (liabilities)	$217.8	$(434.4)
As of December 28, 2019:

•
Gates had U.S. federal, U.K. and foreign operating tax losses amounting to $5,918.7 million and U.S. state operating tax losses amounting to $154.0 million. Operating losses of $3,324.0 million can be carried forward indefinitely and $2,748.7 million have expiration dates between 2020 and 2039. We recognized a related deferred income tax asset of $597.7 million after valuation allowance of $882.6 million;

•
Gates had U.S. state and U.K. capital tax losses amounting to $768.1 million. Capital losses of $768.0 million can be carried forward indefinitely and $0.1 million expire in 2028. We recognized no related deferred income tax asset after valuation allowance $130.7 million;

•
Gates had U.S. federal, Luxembourg, Belgium and U.K. interest expense carried forward amounting to $518.1 million. Interest expense carried forward can be carried forward indefinitely. We recognized a related deferred tax asset of $73.0 million after valuation allowance of $47.9 million;

•
Gates had U.S. federal foreign tax credits amounting to $135.5 million, which expire between 2020 and 2027. We recognized no related deferred income tax asset after valuation allowance of$135.5 million; and

•
Gates had other tax credits amounting to $3.2 million, of which $0.6 million can be carried forward indefinitely and $2.6 million expire between 2020 and 2029. We recognized a deferred income tax asset of $1.8 million after valuation allowance of $1.4 million.

As of December 28, 2019, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,701.1 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future, but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $40.9 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
Recoverability of Deferred Income Tax Assets and Liabilities
We recognize deferred income tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred income tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred income tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred income tax assets requires us to weigh all available evidence, including:

•	taxable income in prior carry back years if carry back is permitted under the relevant tax law;

•	future reversal of existing temporary differences;

•	tax-planning strategies that are prudent and feasible; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2019 that it was more likely than not that deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
Included within the $586.2 million total deferred income tax assets are deferred income tax assets totaling $579.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of Fiscal 2019 due to the implementation of our European corporate center. Our European corporate center was implemented in Fiscal 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.
The positive evidence that existed in favor of releasing the allowance as of December 28, 2019 and ultimately outweighed the negative evidence included the following:

•	our profitability in Europe in Fiscal 2018 and prior years and for Fiscal 2019, as well as our expectations regarding the sustainability of these profits;

•
the impact of the implementation of our European corporate center, which created an expectation of future income in Luxembourg and, thereby, removed negative evidence that supported maintaining the valuation allowance against our deferred income tax assets as of December 29, 2018; and

•	the fact that our net operating loss carryforwards in Luxembourg are indefinite lived.
Further, as a result of additional financing income realized in Fiscal 2019 that created taxable profits in the U.K., combined with our estimate that the financing income is likely to remain as a source of income through 2024, our judgment changed in the first quarter of Fiscal 2019 regarding valuation allowances totaling $6.1 million related to indefinite-lived net operating losses in the U.K.
Finally, as a result of changes in estimates of future taxable profits in the first quarter of Fiscal 2019, our judgment changed regarding the realizability of $1.1 million of U.S. foreign tax credits with related recorded valuation allowances.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred income tax assets. We will maintain our positions with regard to future realization of deferred income tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred income tax assets may impact materially our consolidated financial statements.
Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
At the beginning of the period	$80.1	$106.1	$106.3
Increases for tax positions related to the current period	70.6	0.4	5.5
Increases for tax positions related to prior periods	5.8	0.2	4.6
Decreases for tax positions related to prior periods	(2.1)	(1.5)	(2.8)
Decreases related to settlements	—	—	(0.7)
Decreases due to lapsed statute of limitations	(8.1)	(21.0)	(11.8)
Foreign currency translation	1.0	(4.1)	5.0
At the end of the period	$147.3	$80.1	$106.1
Unrecognized income tax benefits represent the difference between the income tax benefits that we are able to recognize for financial reporting purposes and the income tax benefits that we have recognized or expect to recognize in filed tax returns. Such amounts represent a reasonable provision for income taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $122.6 million, including all competent authority offsets.
As of December 28, 2019, December 29, 2018, and December 30, 2017, Gates had accrued $19.6 million, $13.4 million, and $13.9 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
We believe that it is reasonably possible that a decrease of up to $4.0 million of unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in multiple jurisdictions. Additionally, we believe it is reasonably possibly that a decrease of $20 to $25 million, of unrecognized tax benefits will occur in the next 12 months as a result of expected settlement of audits in Germany and Canada.
As of December 28, 2019, Gates remains subject to examination in the US for tax years 2015 to 2018 and in other major jurisdictions for tax years 2008 to 2018.

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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 28, 2019	December 29, 2018	December 30, 2017
Net income attributable to shareholders	$690.1	$245.3	$151.3

Weighted average number of shares outstanding	290,057,360	285,906,693	245,520,533
Dilutive effect of share-based awards	1,570,101	5,791,580	4,970,295
Diluted weighted average number of shares outstanding	291,627,461	291,698,273	250,490,828

Basic earnings per share	$2.38	$0.86	$0.62
Diluted earnings per share	$2.37	$0.84	$0.60
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, shares totaling 3,679,014, 932,515 and 180,538, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
9. Inventories

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Raw materials and supplies	$118.9	$152.1
Work in progress	33.6	38.4
Finished goods	322.6	347.1
Total inventories	$475.1	$537.6
10. Property, plant and equipment

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Cost
Land and buildings	$318.6	$313.3
Machinery, equipment and vehicles	819.4	736.0
Assets under construction	49.8	84.3
	1,187.8	1,133.6
Less: Accumulated depreciation and impairment	(459.9)	(377.3)
Total	$727.9	$756.3
During Fiscal 2019, the depreciation expense in relation to the above assets was $92.3 million, compared with $87.8 million during Fiscal 2018 and $81.3 million during Fiscal 2017. During Fiscal 2019, no interest was capitalized to property, plant and equipment in relation to the construction of qualifying assets, compared with $4.5 million during Fiscal 2018. No interest was capitalized during Fiscal 2017.
During Fiscal 2019, an impairment of property, plant and equipment of $0.7 million was recognized, compared to $2.7 million in Fiscal 2018, which included $2.1 million reported in restructuring expenses in relation to the planned closure of a facility in Europe. No significant impairments were recognized in relation to property, plant and equipment during Fiscal 2017.

Property, plant and equipment includes assets held under finance leases with a carrying amount of $2.8 million as of December 28, 2019, compared with $2.2 million as of December 29, 2018.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.
11. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2017	$1,430.2	$655.3	$2,085.5
Acquisitions	—	35.6	35.6
Foreign currency translation	(56.1)	(19.1)	(75.2)
As of December 29, 2018	1,374.1	671.8	2,045.9
Foreign currency translation	3.4	11.2	14.6
As of December 28, 2019	$1,377.5	$683.0	$2,060.5
As described further in note 4, in April 2018, Gates completed the acquisition of Rapro. Included in the acquisitions line above for Fiscal 2018 is $34.4 million of goodwill arising from the acquisition of Rapro. An additional $1.2 million of goodwill was recognized during the second quarter of 2018 on finalization of the purchase accounting for the Atlas acquisition.
12. Intangible assets

	As of December 28, 2019			As of December 29, 2018
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,021.8	$(656.3)	$1,365.5	$2,017.4	$(534.8)	$1,482.6
—Technology	90.8	(87.8)	3.0	90.6	(87.0)	3.6
—Capitalized software	76.1	(38.0)	38.1	64.2	(29.2)	35.0
	2,188.7	(782.1)	1,406.6	2,172.2	(651.0)	1,521.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,702.1	$(826.1)	$1,876.0	$2,685.6	$(695.0)	$1,990.6
During Fiscal 2019 and Fiscal 2018, no significant impairments were recognized, compared with an impairment of $1.0 million recognized in relation to technology and know-how during Fiscal 2017. Refer to note 15.D. for additional detail on assets measured at fair value on a non-recurring basis.
During Fiscal 2019, the amortization expense recognized in respect of intangible assets was $129.9 million, compared with $130.7 million for Fiscal 2018 and $130.9 million for Fiscal 2017. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $3.0 million in Fiscal 2019, compared with a decrease of $35.3 million in Fiscal 2018.
The amortization expense for the next five years is estimated to be as follows:

Fiscal year	(dollars in millions)
—2020	$131.6
—2021	131.1
—2022	129.7
—2023	124.5
—2024	123.5

13. Leases
A. Overview
As discussed in note 2, at the beginning of our 2019 fiscal year, we adopted new lease accounting guidance under Topic 842 “Leases”, which brings most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right-of-use asset” for all leases, although certain short-term leases are exempted from the standard.
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
Gates has over 1,000 leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in approximately 90 real estate leases, which accounted for approximately 90% of the lease liability under non-cancellable leases as of December 28, 2019. The remaining leases are predominantly comprised of equipment and vehicle leases.
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
Residual value guarantees, restrictions or covenants, and leases that have not yet commenced
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of December 28, 2019, there were no significant new leases that have not yet commenced.
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

C. Quantitative disclosures

(dollars in millions)	For the year ended December 28, 2019
Lease expenses
Operating lease expenses	$30.3
Finance lease amortization expenses	0.3
Short-term lease expenses	4.6
Variable lease expenses	6.9
Sublease income	(0.1)
Total lease expenses	$42.0

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$19.7
Right-of-use assets obtained in exchange for new finance lease liabilities	$0.9
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from operating leases	$26.3
—Financing cash flows from finance leases	0.4
$26.7
Weighted-average remaining lease term — finance leases	8.5 years
Weighted-average remaining lease term — operating leases	10.1 years
Weighted-average discount rate — finance leases	2.5%
Weighted-average discount rate — operating leases	5.4%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases (1)
Next 12 months	$25.5	$0.6
Year 2	21.6	0.5
Year 3	18.2	0.5
Year 4	15.0	0.2
Year 5	13.4	—
Year 6 and beyond	84.5	—
Total lease payments	178.2	1.8
Interest	(43.9)	(0.1)
Total present value of lease liabilities	$134.3	$1.7

(1)
Although our finance leases have a weighted average remaining lease term of 8.5 years, the primary lease includes a ten year rent-free period at the end of the contract such that there will be no lease payments made beyond December 2022.

Balance sheet presentation of leases as of December 28, 2019

(dollars in millions)	Operating leases	Finance leases
Right-of-use assets	$123.0	$2.8

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$19.5	$0.3
Long-term lease liabilities	114.8	1.4
Total lease liabilities	$134.3	$1.7
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during the year ended December 28, 2019 was $23.6 million. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
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
14. Derivative financial instruments
We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
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

The period end fair values of derivative financial instruments were as follows:

	As of December 28, 2019					As of December 29, 2018
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$4.2	$—	$—	$(19.3)	$(15.1)	$5.4	$—	$—	$(27.5)	$(22.1)
—Interest rate caps	—	—	(4.0)	(3.0)	(7.0)	3.5	1.6	—	(10.9)	(5.8)
—Interest rate swaps	—	—	(5.3)	(29.0)	(34.3)	—	—	(0.3)	(2.6)	(2.9)

Derivatives not designated as hedging instruments:
—Currency swaps	—	—	(0.1)	—	(0.1)	—	—	—	—	—
—Currency forward contracts	1.2	—	(0.2)	—	1.0	1.3	—	(0.4)	—	0.9
	$5.4	$—	$(9.6)	$(51.3)	$(55.5)	$10.2	$1.6	$(0.7)	$(41.0)	$(29.9)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of December 28, 2019 and December 29, 2018, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, as of December 28, 2019, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations, compared with €30.6 million designated as such as of December 29, 2018.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net fair value gains (losses) recognized in OCI in relation to:
—Euro-denominated debt	$(0.2)	$(11.0)	$(73.3)
—Designated cross currency swaps	5.7	20.8	(36.1)
Total net fair value gains (losses)	$5.5	$9.8	$(109.4)
During the year ended December 28, 2019, a net gain of $7.8 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with a net gain of $2.5 million during the year ended December 29, 2018.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of December 28, 2019 and December 29, 2018, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023. Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of December 28, 2019 and December 29, 2018, the notional amount of the interest rate cap contracts outstanding was $1.7 billion and $2.7 billion, respectively.

The periods covered by our interest rate caps and their notional values are as follows:

(in millions)	Notional value
June 30, 2017 to June 30, 2020	$200.0
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Movement recognized in OCI in relation to:
—Fair value loss on cash flow hedges	$(31.7)	$(4.5)	$(2.0)
—Deferred premium reclassified from OCI to net income	2.5	5.4	11.6
Total movement	$(29.2)	$0.9	$9.6
As of December 28, 2019, we expect to reclassify an estimated $10.4 million in OCI, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of December 28, 2019, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $16.7 million, compared with $0 as of December 29, 2018.
As of December 28, 2019, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $82.5 million, compared with $108.0 million as of December 29, 2018.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Fair value gains (losses) recognized in relation to:
—Currency forward contracts recognized in SG&A	$3.0	$2.4	$2.8
—Currency swaps recognized in other (income) expenses	0.6	0.6	(0.5)
Total	$3.6	$3.0	$2.3
15. Fair value measurement
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
The carrying amount and fair value of our debt are set out below:

	As of December 28, 2019		As of December 29, 2018
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$46.1	$45.9	$51.6	$50.4
Non-current	2,912.3	2,946.8	2,953.4	2,873.2
	$2,958.4	$2,992.7	$3,005.0	$2,923.6
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 1% LIBOR floor on the Dollar Term Loan and a 0% EURIBOR floor on the Euro Term Loan. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 28, 2019
Equity investments	$1.1	$—	$1.1
Derivative assets	$—	$5.4	$5.4
Derivative liabilities	$—	$(60.9)	$(60.9)

As of December 29, 2018
Equity investments	$0.8	$—	$0.8
Derivative assets	$—	$11.8	$11.8
Derivative liabilities	$—	$(41.7)	$(41.7)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the year ended December 28, 2019 or the year ended December 29, 2018.
16. Debt

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Secured debt:
—Dollar Term Loan	$1,699.1	$1,716.4
—Euro Term Loan	717.7	742.1
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	—
—6.00% Dollar Senior Notes due 2022	—	568.0
—Other loans	0.2	0.6
Total principal of debt	2,985.0	3,027.1
Deferred issuance costs	(41.8)	(48.7)
Accrued interest	15.2	26.6
Total carrying value of debt	2,958.4	3,005.0
Debt, current portion	46.1	51.6
Debt, less current portion	$2,912.3	$2,953.4
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year
—2020	$30.9
—2021	24.7
—2022	24.7
—2023	24.7
—2024	2,312.0
Thereafter	568.0
$2,985.0

Debt issuances and redemptions
On November 22, 2019, we issued and sold $568.0 million of unsecured Dollar Senior Notes, described further below. The proceeds from this debt issuance were used on December 5, 2019 to redeem all $568.0 million of our outstanding 6.00% Dollar Senior Notes, plus interest accrued up to and including the redemption date of $13.2 million. The majority of the costs totaling approximately $8.6 million related to the refinancing transactions have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method.
On January 31, 2018, we redeemed in full our outstanding €235.0 million Euro Senior Notes, plus interest accrued up to and including the redemption date of $0.7 million. The Euro Senior Notes were redeemed at a price of 102.875% and a redemption premium of $8.4 million was therefore paid in addition to the principal of $291.7 million.
On February 8 and February 9, 2018, we redeemed 6.00% Dollar Senior Notes with a principal of $522.0 million and $100.0 million, respectively. Both of these calls were made at a price of 103.0%, incurring redemption premiums of $15.6 million and $3.0 million, respectively. Interest accrued of $2.0 million and $0.4 million, respectively, was also paid on these dates.
The 2018 prepayments, totaling $913.7 million in principal, $27.0 million in redemption premiums and $3.1 million in accrued interest, were funded primarily by the net proceeds from our initial public offering, with the remainder of the funds coming from cash on hand. As a result of these redemptions, the recognition of $15.4 million of deferred financing costs was accelerated and recognized in interest expense in the first three months of 2018.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. The maturity date for each of the term loan facilities is March 31, 2024. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan bears interest at EURIBOR subject to a floor of 0%, plus a margin of 3.00%.
On January 29, 2018, the applicable margin on each of the term loans was lowered by 0.25% following the successful completion of our initial public offering. The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of December 28, 2019, borrowings under this facility bore interest at a rate of 4.45% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of December 28, 2019, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the year ended December 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $17.3 million and $7.4 million, respectively. During the year ended December 29, 2018, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.8 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2019 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2020.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Gain (loss) recognized in statement of operations	$17.3	$43.6	$(60.2)
Loss recognized in OCI	(0.2)	(6.0)	(36.5)
Total gain (loss)	$17.1	$37.6	$(96.7)

Subsequent to our initial public offering, the above net foreign exchange gains recognized in the other (income) expenses line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of December 28, 2019, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
On and after January 15, 2022, we may redeem the Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption Price
During the year commencing:
—2022	103.125%
—2023	101.563%
—2024 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to January 15, 2022, to redeem up to 40% of the notes at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of a change of control or a certain qualifying asset sales, the holders of the notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
As noted above, on December 5, 2019, we redeemed all $568.0 million of our 6.00% Dollar Senior Notes due in 2022, and, on January 31, 2018, we redeemed in full all €235.0 million of our outstanding Euro Senior Notes and made partial redemptions of the 6.00% Dollar Senior Notes totaling $622.0 million.
Up to the date of their redemption, foreign exchange losses of $9.2 million were recognized in respect of the Euro Senior Notes. Of these losses, $5.0 million was recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of our Euro investments, and $4.2 million was recognized in the statement of operations.
Revolving credit facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. The facility matures on January 29, 2023.
As of both December 28, 2019 and December 29, 2018, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($294.6 million as of December 28, 2019, compared with $325.0 million as of December 29, 2018, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.

As of both December 28, 2019 and December 29, 2018, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $50.1 million and $57.8 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
17. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Accrued compensation	$47.3	$75.0
Current portion of lease obligations	19.8	0.1
Derivative financial instruments	60.9	41.7
Payroll and related taxes payable	11.3	13.6
VAT and other taxes payable	11.5	10.9
Warranty reserve	17.7	14.3
Workers’ compensation reserve	10.0	11.1
Other accrued expenses and other liabilities	95.0	96.7
	$273.5	$263.4
The above liabilities are presented in Gates’ balance sheet within other current liabilities and other non-current liabilities as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
—Accrued expenses and other current liabilities	$188.8	$184.2
—Other non-current liabilities	84.7	79.2
	$273.5	$263.4
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Balance at the beginning of the period	$14.3	$14.1	$14.3
Charge for the period	16.5	11.6	12.3
Utilized during the period	(10.9)	(11.0)	(13.1)
Released during the period	(2.2)	(0.1)	(0.1)
Foreign currency translation	—	(0.3)	0.7
Balance at the end of the period	$17.7	$14.3	$14.1
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
18. Post-retirement benefits
A. Defined contribution pension plans
Gates provides defined contribution pension benefits in most of the countries in which it operates; in particular, the majority of its employees in the U.S. are entitled to such benefits.

During Fiscal 2019, the expense recognized by Gates in respect of defined contribution pension plans was $17.9 million, compared with $19.1 million in Fiscal 2018 and $18.6 million in Fiscal 2017.
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
Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Pension surplus	$(38.1)	$(52.6)
Accrued expenses and other current liabilities	2.3	2.4
Post-retirement benefit obligations	98.7	102.4
Net unfunded pension obligation	$62.9	$52.2
Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$391.7	$378.2
—Aggregate plan assets	$290.7	$273.4
Plans whose accumulated benefit obligation was in excess of the plan assets:
—Aggregate accumulated benefit obligation	$381.6	$372.3
—Aggregate plan assets	$286.2	$273.0
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Benefit obligation at the beginning of the period	$827.1	$932.9
Employer service cost	5.5	5.3
Plan participants’ contributions	0.2	0.2
Plan amendments	—	11.4
Interest cost	23.4	23.6
Net actuarial loss (gain)	83.1	(41.1)
Benefits paid	(51.6)	(56.5)
Expenses paid from assets	(2.3)	(1.8)
Curtailments and settlements	(3.6)	(13.4)
Foreign currency translation	16.3	(33.5)
Benefit obligation at the end of the period	$898.1	$827.1
Accumulated benefit obligation	$892.4	$821.3

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Plan assets at the beginning of the period	$774.9	$893.6
Actual return on plan assets	90.4	(19.7)
Employer contributions	8.5	8.9
Plan participants’ contributions	0.2	0.2
Curtailments and settlements	(2.3)	(13.4)
Benefits paid	(51.6)	(56.5)
Expenses paid from assets	(2.3)	(1.8)
Foreign currency translation	17.4	(36.4)
Plan assets at the end of the period	$835.2	$774.9
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of December 28, 2019				As of December 29, 2018
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity Securities	$—	$102.7	$—	$102.7	$—	$83.2	$—	$83.2
Debt Securities
—Corporate bonds	—	207.9	—	207.9	—	156.5	—	156.5
—Government bonds	—	231.3	—	231.3	—	302.9	—	302.9
Annuities and insurance	—	48.7	235.9	284.6	—	4.0	223.9	227.9
Cash and cash equivalents	8.7	—	—	8.7	4.4	—	—	4.4
Total	$8.7	$590.6	$235.9	$835.2	$4.4	$546.6	$223.9	$774.9
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Fair value at the beginning of the period	$224.0	$248.1
Actual return on plan assets	17.9	(0.3)
Purchases	1.4	1.7
Sales	(0.9)	(0.9)
Impacts of benefits paid	(12.3)	(10.5)
Foreign currency translation	5.8	(14.1)
Fair value at the end of the period	$235.9	$224.0
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During Fiscal 2020, Gates expects to contribute approximately $4.3 million to its defined benefit pension plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)
Fiscal year
—2020	$48.2
—2021	46.8
—2022	48.3
—2023	47.8
—2024	47.6
—2025 through 2029	239.2
Net periodic benefit cost
Components of the net periodic benefit cost for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Employer service cost	$5.5	$5.3	$5.8
Settlements and curtailments	(0.6)	0.3	(3.8)
Interest cost	23.4	23.6	30.4
Expected return on plan assets	(27.8)	(22.6)	(26.9)
Amortization of prior net actuarial loss	—	0.1	0.4
Amortization of prior service cost	0.8	0.1	—
Net periodic benefit cost	$1.3	$6.8	$5.9

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Current period net actuarial loss (gain)	$20.5	$1.2	$(20.9)
Amortization of prior net actuarial loss	—	(0.1)	(0.4)
Prior service cost	—	11.4	0.7
Amortization of prior service cost	(0.8)	(0.1)	—
(Gain) loss recognized due to settlements and curtailments	(0.8)	(0.3)	3.8
Pre-tax changes recognized in OCI other than foreign currency translation	18.9	12.1	(16.8)
Foreign currency translation	1.0	(0.1)	(0.9)
Total pre-tax changes recognized in OCI	$19.9	$12.0	$(17.7)
Cumulative losses (gains) before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Actuarial loss	$21.2	$1.5	$0.7
Prior service costs	11.1	11.9	0.6
Foreign currency translation	(2.9)	(3.9)	(3.8)
Cumulative total	$29.4	$9.5	$(2.5)
It is estimated that a net $1.0 million loss will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the period from December 29, 2019 through January 2, 2021.
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of December 28, 2019	As of December 29, 2018
Benefit obligation:
—Discount rate	2.261%	2.932%
—Rate of salary increase	3.173%	3.190%
Net periodic benefit cost:
—Discount rate	2.932%	2.619%
—Rate of salary increase	3.190%	3.178%
—Expected return on plan assets	3.622%	2.844%
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

Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Accrued expenses and other current liabilities	$5.4	$6.5
Post-retirement benefit obligations	52.5	53.5
	$57.9	$60.0
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018
Benefit obligation at the beginning of the period	$60.0	$68.4
Interest cost	2.3	2.2
Actuarial gain	(1.8)	(4.8)
Benefits paid	(3.5)	(4.1)
Foreign currency translation	0.9	(1.7)
Benefit obligation at the end of the period	$57.9	$60.0
Accumulated benefit obligation	$57.9	$60.0
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During Fiscal 2020, Gates expects to contribute approximately $5.5 million to its other benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)
Fiscal years:
—2020	$5.5
—2021	5.2
—2022	4.9
—2023	4.6
—2024	4.3
—2025 through 2029	18.3
Net periodic benefit cost
Components of the net periodic benefit cost for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Interest cost	$2.3	$2.2	$2.7
Amortization of prior net actuarial gain	(0.8)	(0.4)	(0.2)
Amortization of prior service credit	(0.4)	(0.4)	(0.1)
Net periodic benefit cost	$1.1	$1.4	$2.4
The net periodic benefit cost relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Current period net actuarial gain	$(1.8)	$(4.8)	$(3.9)
Amortization of prior net actuarial gain	0.8	0.4	0.2
Prior service credit	—	—	(4.3)
Amortization of prior service credit	0.4	0.4	0.1
Pre-tax changes recognized in OCI other than foreign currency translation	(0.6)	(4.0)	(7.9)
Foreign currency translation	(0.2)	—	—
Total pre-tax changes recognized in OCI	$(0.8)	$(4.0)	$(7.9)
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Actuarial gains	$(17.3)	$(16.3)	$(11.9)
Prior service credits	(3.4)	(3.8)	(4.2)
Other adjustments	0.2	0.2	0.2
Foreign currency translation	(0.2)	—	—
Cumulative total	$(20.7)	$(19.9)	$(15.9)
It is estimated that a $1.4 million gain will be amortized from accumulated other comprehensive income into net periodic benefit cost during the period from December 29, 2019 through January 2, 2021.
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans are presented in the following table as weighted averages:

	Benefit obligation		Net periodic benefit cost
	As of December 28, 2019	As of December 29, 2018	As of December 28, 2019	As of December 29, 2018
Discount rate	3.08%	4.01%	4.01%	3.42%
The initial healthcare cost trend rate as of December 28, 2019, starts at 6.56%, compared with 7.01% as of December 29, 2018, with an ultimate trend rate of 4.93%, compared with 4.94% as of December 29, 2018, beginning in 2023.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rate as of December 28, 2019 would have the following effects:

(dollars in millions)	1% point increase	1% point decrease
Increase (decrease) in the total of service and interest cost	$0.1	$(0.2)
Increase (decrease) in the benefit obligation	$2.1	$(1.8)
19. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the year ended December 28, 2019, we recognized a charge of $15.0 million, compared with $6.0 million and $5.4 million, respectively, during the years ended December 29, 2018 and December 30, 2017.

Share-based incentive awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan
Gates has a number of awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant’s continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by Blackstone at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.
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

Summary of movements in options outstanding

	For the year ended
	December 28, 2019
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	4,212,537	$7.03
—Tier II	4,837,780	$6.97
—Tier III	4,837,780	$6.97
—Tier IV	4,837,780	$10.46
—SARs	724,372	$8.17
—Share options	582,717	$17.14
	20,032,966	$8.16
Granted during the period:
—SARs	71,150	$16.46
—Share options	1,099,505	$16.46
—Premium-priced options	796,460	$19.00
	1,967,115	$17.49
Forfeited during the period:
—Tier I	(115,685)	$6.61
—Tier II	(432,440)	$6.58
—Tier III	(432,440)	$6.58
—Tier IV	(432,440)	$9.88
—SARs	(22,119)	$15.43
—Share options	(69,862)	$16.86
	(1,504,986)	$8.14
Expired during the period:
—SARs	(953)	$13.44
—Share options	(1,875)	$17.72
	(2,828)	$16.28
Exercised during the period:
—Tier I	(270,997)	$6.61
	(270,997)	$6.61
Outstanding at the end of the period:
—Tier I	3,825,855	$7.07
—Tier II	4,405,340	$7.01
—Tier III	4,405,340	$7.01
—Tier IV	4,405,340	$10.52
—SARs	772,450	$8.72
—Share options	1,610,485	$16.69
—Premium-priced options	796,460	$19.00
	20,221,270	$9.09

Exercisable at the end of the period	2,864,411	$7.37
Vested and expected to vest at the end of the period	6,978,259	$10.81

As of December 28, 2019, the aggregate intrinsic value of options that were vested or expected to vest was $29.4 million and these options had a weighted average remaining contractual term of 7.1 years. As of December 28, 2019, the aggregate intrinsic value of options that were exercisable was $18.6 million and these options had a weighted average remaining contractual term of 5.8 years.
As of December 28, 2019, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $9.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $28.8 million, which will be recognized on occurrence of a liquidity event as described above.
During the year ended December 28, 2019, cash of $1.8 million was received in relation to the exercise of vested options, compared with $0.6 million during the year ended December 29, 2018. The aggregate intrinsic value of options exercised during the year ended December 28, 2019 was $2.1 million, compared with $0.8 million during the year ended December 29, 2018.
Summary of movements in RSUs and PRSUs outstanding

	For the year ended
	December 28, 2019
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	81,800	$17.13
	81,800	$17.13
Granted during the period:
—RSUs	741,936	$16.19
—PRSUs	248,550	20.07
	990,486	$17.16
Forfeited during the period:
—RSUs	(54,335)	$16.59
	(54,335)	$16.59
Vested during the period:
—RSUs	(51,132)	$17.00
	(51,132)	$17.00
Outstanding at the end of the period:
—RSUs	718,269	$16.20
—PRSUs	248,550	20.07
	966,819	$17.19
As of December 28, 2019, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $9.0 million, which is expected to be recognized over a weighted average period of 2.1 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the year ended December 28, 2019 was $0.6 million, compared with $0.4 million during the year ended December 29, 2018.

Valuation of awards granted during the period
The fair value of the options at their grant date was measured using a Black-Scholes valuation model in the case of SARs and share options. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its initial public offering, this volatility has been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Grant date fair value:
—SARs	$5.88	$6.44	$3.94
—Share options	$5.88	$7.44	n/a
—Premium-priced options	$5.65	n/a	n/a
—RSUs	$16.19	$16.97	$17.23
—PRSUs	$20.07	n/a	n/a

Inputs to the model:
—Expected volatility - SARs	31.9%	38.9%	43.6%
—Expected volatility - share options	31.9%	39.6%	n/a
—Expected volatility - premium-priced options	31.9%	n/a	n/a
—Expected volatility - PRSUs	32.8%	n/a	n/a
—Expected volatility - Tiers I-IV options	n/a	n/a	43.6%
—Expected option life for SARs	6.0	6.3	n/a
—Expected option life for share options	6.0	6.3	n/a
—Expected option life for premium-priced options	7.0	n/a	n/a
—Expected option life for Tier I options	n/a	n/a	6.5
—Expected option life for Tier II-IV options	n/a	n/a	6.0
—Expected option life after liquidity event for Tier II-IV options	n/a	n/a	4.0
—Risk-free interest rate:
SARs	2.51%	2.89%	n/a
Share options	2.51%	2.80%	n/a
Premium-priced options	2.53%	n/a	n/a
PRSUs	2.48%	n/a	n/a
Tier I options	n/a	n/a	2.04%
Tiers II-IV options	n/a	n/a	1.98%

20. Equity
In January 2018, Gates completed an initial public offering of 38,500,000 shares at a price of $19.00 per share. Shortly thereafter, the underwriters of the initial public offering exercised their over-allotment option for a further 5,775,000 shares, also at a price of $19.00 per share. Movements in the Company’s number of shares in issue for the years ended December 28, 2019 and December 29, 2018, respectively, were as follows:

	For the year ended
(number of shares)	December 28, 2019	December 29, 2018
Balance as of the beginning of the fiscal year	289,847,574	245,474,605
Issuance of shares	—	44,275,000
Exercise of share options	270,997	79,014
Vesting of restricted stock units, net of withholding taxes	38,728	18,955
Balance as of the end of the period	290,157,299	289,847,574
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
21. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 31, 2016	$(0.2)	$(6.5)	$(884.1)	$(25.1)	$(915.9)	$(55.4)	$(971.3)
Foreign currency translation	—	—	141.3	—	141.3	29.5	170.8
Cash flow hedges movements	—	—	—	7.6	7.6	—	7.6
Available-for-sale investment movements	(0.1)	—	—	—	(0.1)	(0.1)	(0.2)
Post-retirement benefit movements	—	19.7	—	—	19.7	0.5	20.2
Other comprehensive (loss) income	(0.1)	19.7	141.3	7.6	168.5	29.9	198.4
As of December 30, 2017	(0.3)	13.2	(742.8)	(17.5)	(747.4)	(25.5)	(772.9)
Foreign currency translation	—	—	(107.2)	—	(107.2)	(17.9)	(125.1)
Cash flow hedges movements	—	—	—	5.6	5.6	—	5.6
Post-retirement benefit movements	—	(5.6)	—	—	(5.6)	(0.2)	(5.8)
Other comprehensive (loss) income	—	(5.6)	(107.2)	5.6	(107.2)	(18.1)	(125.3)
Reclassification to retained earnings on adoption of ASU 2016-01 "Financial Instruments"	0.3	—	—	—	0.3	—	0.3
As of December 29, 2018	—	7.6	(850.0)	(11.9)	(854.3)	(43.6)	(897.9)
Foreign currency translation	—	—	37.7	—	37.7	(2.8)	34.9
Cash flow hedges movements	—	—	—	(24.9)	(24.9)	—	(24.9)
Post-retirement benefit movements	—	(16.9)	—	—	(16.9)	0.4	(16.5)
Other comprehensive (loss) income	—	(16.9)	37.7	(24.9)	(4.1)	(2.4)	(6.5)
As of December 28, 2019	$—	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)

22. Related party transactions
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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the year ended December 28, 2019, Gates incurred $6.5 million, compared with $8.0 million during Fiscal 2018 and $6.7 million during Fiscal 2017, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at December 28, 2019 or December 29, 2018.
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
In addition, in connection with the initial public offering, we entered into a new Support and Services Agreement with BMP, under which Gates Industrial Corporation plc and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During Fiscal 2019, $0.1 million was paid under this agreement, compared with $0 during Fiscal 2018 and Fiscal 2017. This agreement terminates on the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
In connection with our initial public offering in January 2018, Blackstone Advisory Partners L.P., an affiliate of Blackstone, received underwriting fees of $3.2 million. In addition, Blackstone Advisory Partners L.P. served as an initial purchaser of $99.4 million of the 6.25% Dollar Senior Notes issued in November 2019 and received compensation of $1.2 million in connection therewith.
B. Commercial transactions with sponsor portfolio companies
Our Sponsor and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.
During the periods presented, our Sponsor held an interest in Custom Truck One Source (“Custom Truck”), a single-source provider of specialized truck and heavy equipment solutions in North America. Net sales by Gates to Custom Truck were $0.2 million during Fiscal 2019, compared with $0 during Fiscal 2018 and Fiscal 2017.
In addition, during the period through to November 2, 2017, Blackstone held a controlling interest in Alliance Automotive Group (“Alliance”), a wholesale distributor of automotive parts in France and the U.K. Net sales by Gates to affiliates of Alliance during the portion of Fiscal 2017 in which Blackstone controlled Alliance were $27.2 million.

C. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Sales	$1.4	$1.6	$1.8
Purchases	$(15.4)	$(15.2)	$(9.8)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of December 28, 2019, compared with $0.1 million as of December 29, 2018. During the year ended December 28, 2019, we received dividends of $0 from our equity method investees, compared with $0.4 million during Fiscal 2018 and $0.3 million during Fiscal 2017.
D. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Sales	$51.3	$60.6	$55.2
Purchases	$(20.5)	$(20.7)	$(21.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 28, 2019	As of December 29, 2018
Receivables	$4.2	$0.6
Payables	$(5.9)	$(0.3)
E. Majority-owned subsidiaries
We finalized an agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries, which will result in a smaller share of net income allocated to non-controlling interests. This change is retrospectively effective from the beginning of 2019 and includes a one-time adjustment of $15.0 million, which has been recorded in the first quarter of 2019 in the non-controlling interests line in the consolidated statement of operations.
23. Commitments and contingencies
A. Capital and other commitments
As of December 28, 2019, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $5.3 million, compared with $18.8 million as of December 29, 2018, and for the purchase of non-integral computer software amounting to $1.9 million, compared with $2.5 million as of December 29, 2018. As of December 28, 2019, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $33.7 million, compared with $32.2 million as of December 29, 2018.
B. Performance bonds, letters of credit and bank guarantees
As of December 28, 2019, letters of credit were outstanding against the asset-backed revolving facility amounting to $50.1 million, compared with $57.8 million as of December 29, 2018. We had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $4.1 million as of December 28, 2019, compared with $3.4 million as of December 29, 2018.

C. Company–owned life insurance policies
Gates is the beneficiary of a number of corporate-owned life insurance policies against which it borrows from the relevant life insurance company. As of December 28, 2019, the surrender value of the policies was $933.8 million, compared with $930.0 million as of December 29, 2018, and the amount outstanding on the related loans was $932.0 million, compared with $928.2 million as of December 29, 2018. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $1.8 million, compared with $1.8 million as of December 29, 2018, is included in other receivables.
D. Contingencies
The Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to environmental obligations, product liability, intellectual property, commercial and contractual disputes, employment matters and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect Gates’ financial position, results of operations or cash flows.
E. Allowance for doubtful accounts
Movements in our allowance for doubtful accounts were as follows:

(dollars in millions)	Balance at beginning of year	Charged to net income	Deductions	Foreign currency translation	Balance at end of year
2017	$3.4	$3.7	$(0.8)	$0.5	$6.8
2018	$6.8	$1.4	$(0.5)	$(0.3)	$7.4
2019	$7.4	$2.4	$(1.3)	$0.1	$8.6

24. Quarterly financial data (unaudited)
The following table sets forth selected unaudited quarterly financial information for the years ended December 28, 2019 and December 29, 2018. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this annual report. These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

(dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Statement of operations data:
Net sales	$804.9	$809.9	$746.6	$725.7
Gross profit	307.3	301.4	272.4	261.4
Income from continuing operations before income taxes	65.4	64.2	41.9	27.3
Net income	604.8	26.5	37.4	25.4
Net income attributable to shareholders	613.7	21.5	35.5	19.4
Basic earnings per share from continuing operations	2.12	0.07	0.12	0.07
Basic earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share from continuing operations	2.08	0.07	0.12	0.07
Diluted earnings per share from discontinued operations	—	—	—	—
2018
Statement of operations data:
Net sales	$852.0	$875.1	$828.4	$792.1
Gross profit	335.9	357.5	327.2	310.0
Income from continuing operations before income taxes	41.1	104.4	74.2	83.8
Net income	29.3	92.6	66.7	82.5
Net income attributable to shareholders	24.2	85.6	59.9	75.6
Basic earnings per share from continuing operations	0.09	0.30	0.21	0.26
Basic earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share from continuing operations	0.09	0.29	0.20	0.26
Diluted earnings per share from discontinued operations	—	—	—	—
Earnings per share amounts are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.