Form 10-Q
period 2020-03-28
Gates Industrial Corp plc
filed 2020-05-06
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 1, 2020, there were 290,721,974 ordinary shares of $0.01 par value outstanding.
1

2

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part II of this quarterly report, and in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: the duration and severity of and governmental, market and individual responses to the novel coronavirus (“COVID-19”) pandemic, conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholders, affiliates of The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:
•“Gates,” the “Company,” “we,” “us” and “our” refer, unless the context requires otherwise, to Gates Industrial Corporation plc and its consolidated subsidiaries; and
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 28, 2020	March 30, 2019
Net sales	$710.1	$804.9
Cost of sales	454.3	497.6
Gross profit	255.8	307.3
Selling, general and administrative expenses	193.4	200.5
Transaction-related (income) expenses	(0.2)	0.4
Restructuring expenses	1.9	3.3
Other operating expenses	2.3	2.9
Operating income from continuing operations	58.4	100.2
Interest expense	36.7	38.1
Other income	(2.1)	(3.3)
Income from continuing operations before taxes	23.8	65.4
Income tax benefit	(16.1)	(539.7)
Net income from continuing operations	39.9	605.1
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	—	0.3
Net income	39.9	604.8
Less: non-controlling interests	4.3	(8.9)
Net income attributable to shareholders	$35.6	$613.7

Earnings per share
Basic
Earnings per share from continuing operations	$0.12	$2.12
Earnings per share from discontinued operations	—	—
Earnings per share	$0.12	$2.12

Diluted
Earnings per share from continuing operations	$0.12	$2.08
Earnings per share from discontinued operations	—	—
Earnings per share	$0.12	$2.08
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net income	$39.9	$604.8
Other comprehensive (loss) income
Foreign currency translation:
––Net translation (loss) gain on foreign operations, net of tax expense, respectively, of $0 and $0.2	(207.0)	27.2
––Gain on net investment hedges, net of tax expense, respectively, of $0 and $0	4.0	5.6
Total foreign currency translation movements	(203.0)	32.8
Cash flow hedges (Interest rate derivatives):
––Loss arising in the period, net of tax benefit, respectively, of $2.5 and $2.1	(13.4)	(11.2)
––Reclassification to net income, net of tax expense, respectively, of $0 and $0	1.7	0.1
Total cash flow hedges movements	(11.7)	(11.1)
Post-retirement benefits:
––Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0 and $0.1	(0.1)	—
Total post-retirement benefit movements	(0.1)	—
Other comprehensive (loss) income	(214.8)	21.7
Comprehensive (loss) income for the period	$(174.9)	$626.5

Comprehensive (loss) income attributable to shareholders:
—(Loss) income arising from continuing operations	$(171.8)	$628.3
—Loss arising from discontinued operations	—	(0.3)
	(171.8)	628.0
Comprehensive income attributable to non-controlling interests	(3.1)	(1.5)
	$(174.9)	$626.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 28,2020	As of December 28,2019
Assets
Current assets
Cash and cash equivalents	$626.3	$635.3
Trade accounts receivable	717.2	694.7
Inventories	484.4	475.1
Taxes receivable	32.5	22.1
Prepaid expenses and other assets	137.5	131.4
Total current assets	1,997.9	1,958.6
Non-current assets
Property, plant and equipment, net	683.0	727.9
Goodwill	1,957.7	2,060.5
Pension surplus	36.2	38.1
Intangible assets, net	1,809.9	1,876.0
Operating lease right-of-use assets	118.3	123.0
Taxes receivable	24.1	23.0
Deferred income taxes	542.4	587.1
Other non-current assets	15.3	17.1
Total assets	$7,184.8	$7,411.3
Liabilities and equity
Current liabilities
Debt, current portion	$54.9	$46.1
Trade accounts payable	383.0	374.7
Taxes payable	26.5	48.5
Accrued expenses and other current liabilities	203.3	188.8
Total current liabilities	667.7	658.1
Non-current liabilities
Debt, less current portion	2,901.9	2,912.3
Post-retirement benefit obligations	146.8	151.2
Lease liabilities	111.8	116.2
Taxes payable	104.8	108.8
Deferred income taxes	322.7	369.3
Other non-current liabilities	87.7	84.7
Total liabilities	4,343.4	4,400.6
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000 ; outstanding shares: 290,666,538 (December 28, 2019: authorized shares: 3,000,000,000; outstanding shares: 290,157,299)	2.9	2.9
—Additional paid-in capital	2,440.1	2,434.5
—Accumulated other comprehensive loss	(1,065.8)	(858.4)
—Retained earnings	1,107.6	1,072.0
Total shareholders’ equity	2,484.8	2,651.0
Non-controlling interests	356.6	359.7
Total equity	2,841.4	3,010.7
Total liabilities and equity	$7,184.8	$7,411.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Cash flows from operating activities
Net income	$39.9	$604.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	54.9	56.1
Non-cash currency transaction gain on debt and hedging instruments	(5.3)	(13.6)
Other net non-cash financing costs	8.2	13.1
Share-based compensation expense	2.9	2.6
Decrease in post-employment benefit obligations, net	(1.8)	(2.4)
Deferred income taxes	3.7	(624.4)
Other operating activities	2.7	2.4
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(42.1)	(46.1)
—Increase in inventories	(27.5)	(21.3)
—Increase (decrease) in accounts payable	19.5	(25.8)
—Increase in prepaid expenses and other assets	(6.1)	(12.4)
—(Decrease) increase in taxes payable	(38.3)	51.7
—Increase (decrease) in other liabilities	20.4	(32.4)
Net cash provided by (used in) operations	31.1	(47.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(12.1)	(21.3)
Purchases of intangible assets	(2.8)	(1.6)
Cash paid under corporate-owned life insurance policies	(9.8)	(9.5)
Cash received under corporate-owned life insurance policies	—	0.7
Other investing activities	0.1	—
Net cash used in investing activities	(24.6)	(31.7)
Cash flows from financing activities
Issuance of shares, net of underwriting costs	2.1	1.2
Payments of long-term debt	(6.2)	(12.7)
Debt issuance costs paid	(0.3)	—
Dividends paid to non-controlling interests	—	(1.8)
Other financing activities	1.5	0.2
Net cash used in financing activities	(2.9)	(13.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12.9)	2.8
Net decrease in cash and cash equivalents and restricted cash	(9.3)	(89.7)
Cash and cash equivalents and restricted cash at the beginning of the period	636.6	424.6
Cash and cash equivalents and restricted cash at the end of the period	$627.3	$334.9
Supplemental schedule of cash flow information
Interest paid	$25.5	$51.4
Income taxes paid, net	$18.5	$33.0
Accrued capital expenditures	$1.9	$0.4
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended March 28, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7

Net income	—	—	—	35.6	35.6	4.3	39.9
Other comprehensive loss	—	—	(207.4)	—	(207.4)	(7.4)	(214.8)
Total comprehensive (loss) income	—	—	(207.4)	35.6	(171.8)	(3.1)	(174.9)
Other changes in equity:
—Issuance of shares	—	1.9	—	—	1.9	—	1.9
—Share-based compensation	—	3.7	—	—	3.7	—	3.7
As of March 28, 2020	$2.9	$2,440.1	$(1,065.8)	$1,107.6	$2,484.8	$356.6	$2,841.4

	Three months ended March 30, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	613.7	613.7	(8.9)	604.8
Other comprehensive income	—	—	14.3	—	14.3	7.4	21.7
Total comprehensive income (loss)	—	—	14.3	613.7	628.0	(1.5)	626.5
Other changes in equity:
—Issuance of shares	—	1.2	—	—	1.2	—	1.2
—Share-based compensation	—	2.5	—	—	2.5	—	2.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
As of March 30, 2019	$2.9	$2,420.6	$(840.0)	$995.6	$2,579.1	$383.0	$2,962.1
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of March 28, 2020 and December 28, 2019 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from December 29, 2019 to March 28, 2020, with comparative information for the 91 day period from December 30, 2018 to March 30, 2019.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 28, 2020 and the results of its operations and cash flows for the periods ended March 28, 2020 and March 30, 2019. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”) pandemic. As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery are unclear at this time, and the adverse impact of the pandemic on the Company’s operations may be material but cannot be reasonably estimated at this time.
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect the reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for items such as revenue, rebates, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, expected credit losses, product warranties, income taxes and post-retirement benefits.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 28, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and, except as noted below, have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 28, 2019. The condensed consolidated balance sheet as of December 28, 2019 has been derived from those audited financial statements.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 28, 2019 included in the Company’s Annual Report on Form 10-K.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2020 fiscal year of the following new Accounting Standard Updates (each, an “ASU”):
•ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

•ASU 2020-02 “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)”
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU which broadens the information that an entity must consider when developing its expected credit loss estimate for financial assets. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The financial asset must be measured at the net amount expected to be collected.
The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On transition, no cumulative-effect adjustment was recognized to retained earnings.
Our businesses develop their expected loss estimates based either on the aging profile of outstanding receivables or by applying a preset experience factor (either a percentage of sales or a percentage of open receivables). These methodologies are based primarily on historical trends and experience, but credit controllers also regularly assess individual customer accounts to identify any potential increases or decreases in the level of expected credit loss needed to be applied to each customer based on current circumstances and future expectations.
Before accepting a new customer, we assess their credit quality and establish a credit limit. Credit quality is assessed by using data maintained by reputable credit rating agencies, by checking of references included in credit applications and, where they are available, by reviewing the customer’s recent financial statements. Credit limits are subject to multiple levels of authorization and are reviewed on a regular basis.
Although Gates has a wide variety of customers from multinational original equipment manufacturers and distributors to small family-owned businesses, the majority of our sales are generated from large companies with low credit risk. Recent global developments related to the COVID-19 pandemic and its impact on our customers’ ability to pay us are being closely monitored and taken into account in the determination of our expected credit loss estimates.
The following ASUs that were also adopted on the first day of the 2020 fiscal year did not have a significant impact on our results, financial position or disclosures:
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
•ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued an ASU to modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments remove certain disclosures, clarify other disclosure requirements, and add new disclosure requirements that have been identified as relevant.
The amendments are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. The impact on our consolidated financial statements of adopting this ASU, which will affect our disclosures, is still being evaluated.
•ASU 2019-12 “Simplifying the Accounting for Income Taxes” (Topic 740): Income Taxes
In December 2019, the FASB issued an ASU to simplify and reduce the complexity of general principles in Topic 740: Income Taxes. Such simplifications include the elimination of certain exceptions to: 1) the incremental approach for intraperiod tax allocation, 2) the requirement to recognize a deferred income tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) the ability not to recognize a deferred income tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

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
•ASU 2020-04 “Reference Rate Reform” (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an ASU to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As certain of our debt uses LIBOR or EURIBOR as a benchmark for establishing the rate of interest, and we apply hedge accounting in respect of derivatives to manage interest and currency risks associated with our debt, we expect that this ASU will have an impact on our consolidated financial statements, but this is still being evaluated.
3. Segment information
A. Background
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

	Net Sales
	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Power Transmission	$441.2	$499.5
Fluid Power	268.9	305.4
Continuing operations	$710.1	$804.9
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.

The following table summarizes our net sales by key geographic region of origin:

	Net Sales
	Three months ended
	March 28, 2020		March 30, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$137.7	$139.7	$152.9	$157.1
North America, excluding U.S.	40.3	41.7	42.0	46.6
United Kingdom (“U.K.”)	11.4	6.9	11.7	10.8
EMEA(1), excluding U.K.	129.2	44.0	133.3	47.2
East Asia and India	65.2	17.4	73.6	20.5
Greater China	44.3	13.0	68.9	15.1
South America	13.1	6.2	17.1	8.1
Net Sales	$441.2	$268.9	$499.5	$305.4
(1) Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Net Sales
	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Developed	$475.8	$543.7
Emerging	234.3	261.2
Net Sales	$710.1	$804.9
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
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•the non-cash charges in relation to share-based compensation;
•transaction-related (income) expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;
•impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;
•restructuring expenses, including severance-related expenses;
•the net gain or loss on disposals and on the exit of businesses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Power Transmission	$79.5	$109.9
Fluid Power	41.3	55.6
Continuing operations	$120.8	$165.5

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net income from continuing operations	$39.9	$605.1
Income tax benefit	(16.1)	(539.7)
Income from continuing operations before taxes	23.8	65.4
Interest expense	36.7	38.1
Other income	(2.1)	(3.3)
Operating income from continuing operations	58.4	100.2
Depreciation and amortization	54.9	56.1
Transaction-related (income) expenses (1)	(0.2)	0.4
Restructuring expenses	1.9	3.3
Share-based compensation expense	2.9	2.6
Sponsor fees (included in other operating expenses)	1.7	1.8
Severance-related expenses (included in cost of sales)	0.1	—
Severance-related expenses (benefits) (included in SG&A)	0.5	(0.2)
Other items not directly related to current operations	0.6	1.3
Adjusted EBITDA	$120.8	$165.5
(1) Transaction-related (income) expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses and debt refinancings.
4. Restructuring and other strategic initiatives
Gates continues to undertake various restructuring and other strategic initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, combine back-office workgroups and relocate certain operations to lower cost locations. Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to accelerate and expand upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our selling, general and administrative (“SG&A”) back-office functions.
Overall costs associated with our restructuring and other strategic initiatives have been recognized in the condensed consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Restructuring expenses:
—Severance	$0.2	$2.6
—Professional fees	0.2	0.6
—Other restructuring expenses	1.5	0.1
Total restructuring expenses	$1.9	$3.3

Expenses related to other strategic initiatives:
—Severance costs included in cost of sales	$0.1	$—
—Severance costs (benefits) included in SG&A	0.5	(0.2)
Total expenses related to other strategic initiatives	$0.6	$(0.2)
Restructuring and other strategic initiatives undertaken during the three months ended March 28, 2020 related primarily to the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S. and Asia. Expenses incurred during the prior year in connection with our restructuring and other strategic initiatives related primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Power Transmission	$0.2	$2.9
Fluid Power	1.7	0.4
Continuing operations	$1.9	$3.3
The following summarizes the reserve for restructuring expenses for the three months ended March 28, 2020 and March 30, 2019, respectively:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Balance as of the beginning of the period	$2.9	$2.6
Utilized during the period	(2.0)	(2.0)
Net charge for the period	2.4	3.3
Released during the period	(0.5)	—
Foreign currency translation	0.1	(0.1)
Balance as of the end of the period	$2.9	$3.8
Restructuring reserves, which are expected to be utilized in 2020 and 2021, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 28, 2020, we had an income tax benefit of $16.1 million on pre-tax income of $23.8 million, which resulted in an effective tax rate of (67.6)%, compared with an income tax benefit of $539.7 million on pre-tax income of $65.4 million, which resulted in an effective tax rate of (825.2)% for the three months ended March 30, 2019.
The increase in the effective tax rate for the three months ended March 28, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $617.3 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $66.1 million related primarily to unrecognized tax benefits from the European business reorganization. The current year rate is driven mainly by discrete tax benefits of $24.7 million, related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
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

Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:
•taxable income in prior carry back years if carry back is permitted under the relevant tax law;
•future reversal of existing temporary differences;
•tax-planning strategies that are prudent and feasible; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our financial statements.
Significant Events
On March 27, 2020, the CARES Act was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is an increase to the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years. This modification significantly increases the current deductible interest expense of the Company for both years, which will result in a cash benefit while increasing our effective tax rate through requirements to allocate and apportion interest expense for certain other tax purposes, including in determining our global intangible low-taxed income inclusion, deduction for foreign derived intangible income, and the utilization of foreign tax credits.
6. Earnings per share
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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 28, 2020	March 30, 2019
Net income attributable to shareholders	$35.6	$613.7

Weighted average number of shares outstanding	290,609,974	289,928,526
Dilutive effect of share-based awards	1,501,279	4,733,387
Diluted weighted average number of shares outstanding	292,111,253	294,661,913

Basic earnings per share	$0.12	$2.12
Diluted earnings per share	$0.12	$2.08
For the three months ended March 28, 2020 and March 30, 2019, shares totaling 5,508,174 and 3,809,508 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

7. Inventories

(dollars in millions)	As of March 28,2020	As of December 28, 2019
Raw materials and supplies	$120.6	$118.9
Work in progress	36.9	33.6
Finished goods	326.9	322.6
Total inventories	$484.4	$475.1

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2019	$1,377.5	$683.0	$2,060.5
Foreign currency translation	(53.0)	(49.8)	(102.8)
As of March 28, 2020	$1,324.5	$633.2	$1,957.7

9. Intangible assets

	As of March 28, 2020			As of December 28, 2019
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,964.8	$(667.2)	$1,297.6	$2,021.8	$(656.3)	$1,365.5
—Technology	90.4	(87.8)	2.6	90.8	(87.8)	3.0
—Capitalized software	81.8	(41.5)	40.3	76.1	(38.0)	38.1
	2,137.0	(796.5)	1,340.5	2,188.7	(782.1)	1,406.6
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,650.4	$(840.5)	$1,809.9	$2,702.1	$(826.1)	$1,876.0
During the three months ended March 28, 2020, the amortization expense recognized in respect of intangible assets was $32.2 million, compared with $32.6 million for the three months ended March 30, 2019. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $38.4 million for the three months ended March 28, 2020, compared with an increase of $3.3 million for the three months ended March 30, 2019.
10. Derivative financial instruments
We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheet. We designate certain of our currency swaps as net investment hedges and designate our interest rate caps and interest rate swaps as cash flow hedges. The gain or loss on the designated derivative instrument is recognized in other comprehensive income (“OCI”) and reclassified into net income in the same period or periods during which the hedged transaction affects earnings.
Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in net income in each period.

The period end fair values of derivative financial instruments were as follows:

	As of March 28, 2020					As of December 28, 2019
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$2.2	$—	$—	$(14.8)	$(12.6)	$4.2	$—	$—	$(19.3)	$(15.1)
—Interest rate caps	—	—	(2.5)	(2.6)	(5.1)	—	—	(4.0)	(3.0)	(7.0)
—Interest rate swaps	—	—	(11.8)	(38.5)	(50.3)	—	—	(5.3)	(29.0)	(34.3)

Derivatives not designated as hedging instruments:
—Currency swaps	0.1	—	(0.7)	—	(0.6)	—	—	(0.1)	—	(0.1)
—Currency forward contracts	0.6	—	(0.3)	—	0.3	1.2	—	(0.2)	—	1.0
	$2.9	$—	$(15.3)	$(55.9)	$(68.3)	$5.4	$—	$(9.6)	$(51.3)	$(55.5)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of March 28, 2020 and December 28, 2019, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net fair value gains recognized in OCI in relation to:
—Euro-denominated debt	$1.5	$0.7
—Designated cross currency swaps	2.5	4.9
Total net fair value gains	$4.0	$5.6
During the three months ended March 28, 2020, a net loss of $1.6 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with a net gain of $2.2 million during the three months ended March 30, 2019.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of March 28, 2020 and December 28, 2019, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2023. Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of both March 28, 2020 and December 28, 2019, the notional amount of the interest rate cap contracts outstanding was $1.7 billion.

The periods covered by our interest rate caps and their notional values are as follows:

(in millions)	Notional value
June 30, 2017 to June 30, 2020	$200.0
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Movement recognized in OCI in relation to:
—Fair value loss on cash flow hedges	$(15.9)	$(13.3)
—Deferred premium reclassified from OCI to net income	1.7	0.1
Total movement	$(14.2)	$(13.2)
During the three months ended March 28, 2020, a net expense of $1.7 million was reclassified to interest expense in relation to our cash flow hedges, compared with net expense of $0.1 million during the three months ended March 30, 2019.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of March 28, 2020, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $32.3 million, compared with $16.7 million as of December 28, 2019.
As of March 28, 2020, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $64.3 million, compared with $82.5 million as of December 28, 2019.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$0.3	$2.7
—Currency swaps recognized in other income	0.5	0.2
Total	$0.8	$2.9

11. Fair value measurement
A. Fair value hierarchy
We account for certain assets and liabilities at fair value. Topic 820 “Fair Value Measurements and Disclosures” establishes the following hierarchy for the inputs that are used in fair value measurement:
•“Level 1” inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
•“Level 2” inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•“Level 3” inputs are not based on observable market data (unobservable inputs).
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
The carrying amount and fair value of our debt are set out below:

	As of March 28, 2020		As of December 28, 2019
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$54.9	$44.8	$46.1	$45.9
Non-current	2,901.9	2,490.5	2,912.3	2,946.8
	$2,956.8	$2,535.3	$2,958.4	$2,992.7
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of March 28, 2020
Equity investments	$1.0	$—	$1.0
Derivative assets	$—	$2.9	$2.9
Derivative liabilities	$—	$(71.2)	$(71.2)

As of December 28, 2019
Equity investments	$1.1	$—	$1.1
Derivative assets	$—	$5.4	$5.4
Derivative liabilities	$—	$(60.9)	$(60.9)
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended March 28, 2020 or the three months ended March 30, 2019.
12. Debt

(dollars in millions)	As of March 28,2020	As of December 28,2019
Secured debt:
—Dollar Term Loan	$1,694.8	$1,699.1
—Euro Term Loan	709.5	717.7
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	0.1	0.2
Total principal of debt	2,972.4	2,985.0
Deferred issuance costs	(39.7)	(41.8)
Accrued interest	24.1	15.2
Total carrying value of debt	2,956.8	2,958.4
Debt, current portion	54.9	46.1
Debt, less current portion	$2,901.9	$2,912.3
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
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of March 28, 2020, borrowings under this facility bore interest at a rate of 4.35% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of March 28, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended March 28, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $1.8 million, respectively. During the three months ended March 30, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.6 million, respectively.
Under the terms of the credit agreement, we are obligated to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2019 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2020.

During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Gain recognized in statement of operations	$4.9	$13.4
Gain recognized in OCI	1.5	0.7
Total gain	$6.4	$14.1
The above net foreign exchange gains recognized in the other expenses (income) line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of March 28, 2020, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
On and after January 15, 2022, we may redeem the Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption Price
During the year commencing:
—2023	103.125%
—2024	101.563%
—2025 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to January 15, 2022, to redeem up to 40% of the notes at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of a change of control or a certain qualifying asset sale, the holders of the notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
Revolving credit facility
We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. The facility matures on January 29, 2023.
As of both March 28, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($301.2 million as of March 28, 2020, compared with $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.

As of both March 28, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $45.9 million and $50.1 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
13. Post-retirement benefits
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended March 28, 2020			Three months ended March 30, 2019
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.4	$—	$1.4	$1.4	$—	$1.4
Reported outside of operating income:
—Interest cost	4.6	0.4	5.0	5.9	0.6	6.5
—Expected return on plan assets	(5.5)	—	(5.5)	(7.0)	—	(7.0)
—Net amortization of prior period losses (gains)	0.3	(0.3)	—	0.2	(0.3)	(0.1)
—Settlements and curtailments	—	—	—	(0.7)	—	(0.7)
Net periodic benefit cost	$0.8	$0.1	$0.9	$(0.2)	$0.3	$0.1

Contributions	$1.7	$1.2	$2.9	$1.5	$1.0	$2.5
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expenses (income) line in the condensed consolidated statement of operations.
For 2020 as a whole, we expect to contribute approximately $4.3 million to our defined benefit pension plans and approximately $5.5 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended March 28, 2020, we recognized a charge of $2.9 million, compared with $2.6 million during the three months ended March 30, 2019.
Share-based incentive awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan
Gates has a number of awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by our majority owners, who are various investment funds managed by affiliates of The Blackstone Group Inc. (“Blackstone” or our “Sponsor”), at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

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

Summary of movements in options outstanding

	Three months ended
	March 28, 2020
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	3,825,855	$7.07
—Tier II	4,405,340	$7.01
—Tier III	4,405,340	$7.01
—Tier IV	4,405,340	$10.52
—SARs	772,450	$8.72
—Share options	1,610,485	$16.69
—Premium-priced options	796,460	$19.00
	20,221,270	$9.09
Granted during the period:
—SARs	69,361	$12.08
—Share options	1,193,114	$12.55
	1,262,475	$12.52
Forfeited during the period:
—Tier I	(86,581)	$6.74
—Tier II	(404,446)	$6.63
—Tier III	(404,446)	$6.63
—Tier IV	(404,446)	$9.94
—Share options	(89,803)	$16.46
	(1,389,722)	$8.24
Exercised during the period:
—Tier I	(318,607)	$6.60
	(318,607)	$6.60
Outstanding at the end of the period:
—Tier I	3,420,667	$7.12
—Tier II	4,000,894	$7.05
—Tier III	4,000,894	$7.05
—Tier IV	4,000,894	$10.58
—SARs	841,811	$9.00
—Share options	2,713,796	$14.88
—Premium-priced options	796,460	$19.00
	19,775,416	$9.42

Exercisable at the end of the period	3,080,858	$8.79
Vested and expected to vest at the end of the period	7,714,079	$11.24
As of March 28, 2020, the aggregate intrinsic value of options that were vested or expected to vest was $2.5 million and these options had a weighted average remaining contractual term of 7.3 years. As of March 28, 2020, the aggregate intrinsic value of options that were exercisable was $1.9 million and these options had a weighted average remaining contractual term of 6.0 years.
As of March 28, 2020, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $12.7 million, which is expected to be recognized over a weighted-average period of 2.5 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $26.3 million, which will be recognized on occurrence of a liquidity event as described above.

During the three months ended March 28, 2020, cash of $2.1 million was received in relation to the exercise of vested options, compared with $1.2 million during the three months ended March 30, 2019. The aggregate intrinsic value of options exercised during the three months ended March 28, 2020 was $2.0 million, compared with $1.7 million during the three months ended March 30, 2019.
Summary of movements in RSUs and PRSUs outstanding

	Three months ended
	March 28, 2020
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	718,269	$16.20
—PRSUs	248,550	20.07
	966,819	$17.20
Granted during the period:
—RSUs	1,126,523	$12.01
—PRSUs	365,258	14.41
	1,491,781	$12.60
Forfeited during the period:
—RSUs	(35,135)	$16.46
—PRSUs	(28,552)	20.07
	(63,687)	$18.08
Vested during the period:
—RSUs	(218,556)	$16.41
	(218,556)	$16.41
Outstanding at the end of the period:
—RSUs	1,591,101	$13.20
—PRSUs	585,256	16.53
	2,176,357	$14.10
As of March 28, 2020, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $24.3 million, which is expected to be recognized over a weighted average period of 2.5 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended March 28, 2020 was $2.7 million, compared with $0.2 million during the three months ended March 30, 2019.

Valuation of awards granted during the period
The grant date fair value of the options and SARs was measured using a Black-Scholes valuation model. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its initial public offering, this volatility has been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Grant date fair value:
—SARs	$4.59	$5.88
—Share options	$4.78	$5.88
—Premium-priced options	n/a	$5.65
—RSUs	$12.01	$16.46
—PRSUs	$14.41	$20.07

Inputs to the model:
—Expected volatility - SARs	37.7%	31.9%
—Expected volatility - share options	37.6%	31.9%
—Expected volatility - premium-priced options	n/a	31.9%
—Expected volatility - PRSUs	40.4%	32.8%
—Expected option life for SARs	6.0	6.0
—Expected option life for share options	6.0	6.0
—Expected option life for premium-priced options	n/a	7.0
—Risk-free interest rate:
SARs	1.25%	2.51%
Share options	1.33%	2.51%
Premium-priced options	n/a	2.53%
PRSUs	1.29%	2.48%

15. Equity
Movements in the Company’s number of shares in issue for the three months ended March 28, 2020 and March 30, 2019, respectively, were as follows:

	Three months ended
(number of shares)	March 28, 2020	March 30, 2019
Balance as of the beginning of the period	290,157,299	289,847,574
Exercise of share options	318,607	190,034
Vesting of restricted stock units, net of withholding taxes	190,632	5,812
Balance as of the end of the period	290,666,538	290,043,420
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	1.2	(196.8)	—	(195.6)	(7.4)	(203.0)
Cash flow hedges movements	—	—	(11.7)	(11.7)	—	(11.7)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	1.1	(196.8)	(11.7)	(207.4)	(7.4)	(214.8)
As of March 28, 2020	$(8.2)	$(1009.1)	$(48.5)	$(1065.8)	$(53.4)	$(1119.2)

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 29, 2018	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	25.4	—	25.4	7.4	32.8
Cash flow hedges movements	—	—	(11.1)	(11.1)	—	(11.1)
Other comprehensive income (loss)	—	25.4	(11.1)	14.3	7.4	21.7
As of March 30, 2019	$7.6	$(824.6)	$(23.0)	$(840.0)	$(36.2)	$(876.2)

17. Related party transactions
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
•advice regarding financings and relationships with lenders and bankers;
•advice regarding the selection, retention and supervision of independent auditors, outside legal counsel, investment bankers and other advisors or consultants;
•advice regarding environmental, social and governance issues pertinent to our affairs;
•advice regarding the strategic direction of our business; and
•such other advice directly related to or ancillary to the above advisory services as we may reasonably request.
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended March 28, 2020, Gates incurred $1.7 million, compared with $1.8 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at March 28, 2020 or December 28, 2019.
Monitoring fee obligations under the New Monitoring Fee Agreement terminated in January 2020 upon the second anniversary of the closing date of the initial public offering of Gates.

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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Sales	$0.3	$0.3
Purchases	$(3.6)	$(4.1)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of March 28, 2020, compared with $0.2 million as of December 28, 2019. During the three months ended March 28, 2020, we received dividends of $0 from our equity method investees, compared with $0 in the prior year period.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Sales	$12.5	$13.4
Purchases	$(5.1)	$(5.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 28,2020	As of December 28,2019
Receivables	$4.6	$4.2
Payables	$(5.3)	$(5.9)
D. Majority-owned subsidiaries
During 2019, we finalized an agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries, which resulted in a smaller share of net income allocated to non-controlling interests. This change was retrospectively effective from the beginning of 2019 and included a one-time adjustment of $15.0 million, which was recorded in the first quarter of 2019.
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of March 28, 2020, letters of credit totaling $45.9 million were outstanding against the asset-backed revolving facility, compared with $50.1 million as of December 28, 2019. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $3.9 million, compared with $4.1 million as of December 28, 2019.

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
C. Warranties
The following summarizes the movements in the warranty liability for the three months ended March 28, 2020 and March 30, 2019, respectively:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Balance as of the beginning of the fiscal year	$17.7	$14.3
Charge for the period	4.2	2.6
Payments made	(2.6)	(2.2)
Released during the period	(0.8)	—
Foreign currency translation	(0.2)	0.1
Balance as of the end of the period	$18.3	$14.8

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above, Part I, Item 1A. “Risk Factors” in our annual report and Part II, Item 1A. “Risk Factors” below.
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
During the three months ended March 28, 2020, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 28, 2020, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for the three months ended March 28, 2020, with first-fit automotive sales in North America contributing less than 3% of total sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to continue to make progress on our restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs and, to a lesser degree, to streamline our selling, general and administrative (“SG&A”) back-office functions. We anticipate that most of the costs associated with these actions will be incurred during 2020 and 2021. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in the current and prior years.
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, as governments, companies and communities implemented strict measures to minimize the spread of the COVID-19 pandemic. We are prioritizing the health and safety of our employees and the communities around the world in which we operate, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
In early February, as our business in China was being impacted, we mobilized a centralized crisis response team that developed and is tactically engaged in the implementation of our countermeasure actions across our global footprint. We are adhering to local government mandates and guidance provided by health authorities and have proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, and mandatory temperature monitoring at our facilities. We expect to continue to implement these measures and we may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
Our operations are supported largely by local supply chains. Where necessary, we have taken steps to qualify additional suppliers to ensure we are able to maintain continuity of supply. Although we have not experienced any significant disruptions to date, certain of our suppliers have, or may in the future, temporarily close operations, delay order fulfillment or limit production due to the pandemic. Continued disruptions, shipping delays or insolvency of key vendors in our supply chain could make it difficult or more costly for us to obtain the raw materials or other inputs we need for our operations.
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time. We may continue to experience these production disruptions, which could place constraints on our ability to produce our products and meet customer demand. Of these temporary closures in the first quarter, the most significant for us was in Greater China, where we closed all of our production facilities for approximately three weeks. We have since safely returned these plants to more normalized capacity. Our two largest regions of Europe and North America did not begin to see an impact from COVID-19 until late March. With large portions of the economies in these regions having effectively been shut down since the beginning of April, we expect the second quarter to be the most difficult of the year, with core revenue likely to sequentially decline in the range of 15-25% compared with the first quarter.
As shelter-in-place requirements ease and there is continued progress in the fight against COVID-19, we expect the second half of the year to improve sequentially from the second quarter. Given the magnitude of the decline we expect to experience in the first half of the year and the different rates of demand recovery we believe we will see across different end markets and geographies, we expect the full year to result in a revenue decline compared with the prior year. Reflecting the progress we made last year in right-sizing the business, we would expect our full-year decremental margin to be an improvement from what we saw in 2019, despite the relatively unexpected and significant decline in revenue as a result of the pandemic.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $440.3 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $626.3 million as of March 28, 2020. Our business also has a demonstrated ability to generate free cash flow even in challenging environments.
As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery are unclear at this time, and the adverse impact of the pandemic on Gates’ operations may be material. In addition, see Item 1A. “Risk Factors” in Part II of this quarterly report for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Despite this highly uncertain environment, our experience in China and subsequently has helped frame our response to this crisis and our focus in 2020 will continue to be on:
•safely supporting our employees, customers and the communities in which we operate;
•actively managing what we can control in terms of our supply chains and operations;
•managing our compressible spending to the prevailing demand conditions by tightly controlling discretionary spending; and
•funding our key growth initiatives to enhance our differentiation in the market and allow us to emerge from this downturn in an even stronger competitive position.
Results for the three months ended March 28, 2020 compared with the results for the three months ended March 30, 2019
Summary Gates Performance

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net sales	$710.1	$804.9
Cost of sales	454.3	497.6
Gross profit	255.8	307.3
Selling, general and administrative expenses	193.4	200.5
Transaction-related (income) expenses	(0.2)	0.4
Restructuring expenses	1.9	3.3
Other operating expenses	2.3	2.9
Operating income from continuing operations	58.4	100.2
Interest expense	36.7	38.1
Other income	(2.1)	(3.3)
Income from continuing operations before taxes	23.8	65.4
Income tax benefit	(16.1)	(539.7)
Net income from continuing operations	$39.9	$605.1

Adjusted EBITDA(1)	$120.8	$165.5
Adjusted EBITDA margin	17.0%	20.6%
(1) See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended March 28, 2020 were $710.1 million, down by 11.8%, or $94.8 million, compared with net sales during the prior year period of $804.9 million. Please see “—Analysis by Operating Segment” for a discussion of changes in net sales for each of our segments. Our net sales for the three months ended March 28, 2020 were adversely impacted by movements in average currency exchange rates of $13.7 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, including the Euro and the Brazilian Real. Excluding this impact, core sales decreased by $81.1 million, or 10.1%, during the three months ended March 28, 2020 compared with the prior year period. This decrease was due primarily to lower volumes.

Core sales in our Power Transmission and Fluid Power businesses declined by 9.8% and 10.6%, respectively, for the three months ended March 28, 2020. These declines came from sales to both our industrial and automotive customers, and in almost every region, due to slowing demand driven by the impact of the COVID-19 pandemic. These declines were primarily concentrated in sales to first-fit customers, which declined globally by 14.9% during the three months ended March 28, 2020 compared with the prior year period, while sales into the replacement channels declined by 7.0% during the same period. During the three months ended March 28, 2020, sales in North America were down by 9.2%, driven by an 18.3% decrease in sales to industrial first-fit customers, while overall sales in Greater China were lower by 30.1%, primarily the result of a 44.5% decline in automotive first-fit sales. Industrial sales were particularly weak in the construction and general industrial end markets, which declined globally by 15.3% and 11.0%, respectively, during the three months ended March 28, 2020 compared with the prior year period, primarily in North America. Greater China sales into the automotive end market were down by 38.9% during the three months ended March 28, 2020 compared with the prior year period, primarily due to the impact of approximately three weeks of production shutdown as a result of the measures taken in response to the COVID-19 pandemic. Automotive end market sales in EMEA were 3.7% higher during the three months ended March 28, 2020 compared with the prior year period, but declines in sales into the construction and general industrial end markets in EMEA more than offset this growth.
Cost of sales
Cost of sales for the three months ended March 28, 2020 was $454.3 million, a decrease of 8.7%, or $43.3 million, compared with $497.6 million for the prior year period. The decrease was driven primarily by lower volumes of $39.4 million and favorable movements in average currency exchange rates of $9.2 million. These decreases were offset primarily by $12.9 million from lower manufacturing performance driven by the lower absorption of fixed costs on lower production volumes and some excess variable costs as we continued to adjust our production costs to the current demand levels.
Gross profit
As a result of the factors described above, gross profit for the three months ended March 28, 2020 was $255.8 million, down 16.8% from $307.3 million for the prior year period. Our gross profit margin accordingly dropped by 220 basis points to 36.0% for the three months ended March 28, 2020, down from 38.2% for the prior year period.
Selling, general and administrative expenses
SG&A expenses for the three months ended March 28, 2020 were $193.4 million compared with $200.5 million for the prior year period. This decrease of $7.1 million was driven primarily by favorable legal settlements of $4.5 million as well as lower outbound freight due to lower volumes, and travel cost savings due to measures put in place in response to the COVID-19 pandemic.
Transaction-related (income) expenses
Transaction-related income for the three months ended March 28, 2020 was $0.2 million compared with an expense of $0.4 million for the prior year period. The net income for the three months ended March 28, 2020 related primarily to discounts on professional services in relation to a terminated acquisition project. The transaction-related expenses incurred in the prior year period related primarily to corporate transactions.
Restructuring expenses
As described further under the “Business Trends” section of this report, we are accelerating and expanding upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions.
Restructuring expenses of $1.9 million were recognized during the three months ended March 28, 2020, related primarily to the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S. and Asia. Restructuring expenses of $3.3 million were recognized during the prior year period, relating primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business.

Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Debt:
Dollar Term Loan	$18.8	$20.7
Euro Term Loan	5.7	5.6
Dollar Senior Notes	8.8	8.6
	33.3	34.9
Amortization of deferred issuance costs	2.4	2.5
Other interest expense	1.0	0.7
	$36.7	$38.1
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended March 28, 2020 decreased when compared with the equivalent prior year period due primarily to the lower interest rates applicable on the floating rate Dollar Term Loan.
Other income
Our other income were as follows:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Interest income on bank deposits	$(2.0)	$(1.1)
Foreign currency loss (gain) on net debt and hedging instruments	0.3	(0.9)
Net adjustments related to post-retirement benefits	(0.5)	(1.3)
Other	0.1	—
	$(2.1)	$(3.3)
Other income for the three months ended March 28, 2020 was $2.1 million, compared with an expense of $3.3 million in the prior year period. This change was driven primarily by the impact on our net debt of movements in the Euro relative to the U.S. dollar. Lower expected returns on plan assets based on the most recent actuarial valuations also drove some of the decrease in other income during the three months ended March 28, 2020 compared with the prior year period, but this was offset by higher interest income on bank deposits due to the higher average cash balance on hand.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 28, 2020, we had an income tax benefit of $16.1 million on pre-tax income of $23.8 million, which resulted in an effective tax rate of (67.6)%, compared with an income tax benefit of $539.7 million on pre-tax income of $65.4 million, which resulted in an effective tax rate of (825.2)% for the three months ended March 30, 2019.
The increase in the effective tax rate for the three months ended March 28, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $617.3 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $66.1 million related primarily to unrecognized tax benefits from the European business reorganization. The current year rate is driven mainly by discrete tax benefits of $24.7 million, related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

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
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:
•taxable income in prior carry back years if carry back is permitted under the relevant tax law;
•future reversal of existing temporary differences;
•tax-planning strategies that are prudent and feasible; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
As of each reporting date, management considers new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our financial statements.
Significant Events
On March 27, 2020, the CARES Act was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is an increase to the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years. This modification significantly increases the current deductible interest expense of the Company for both years, which will result in a cash benefit while increasing our effective tax rate through requirements to allocate and apportion interest expense for certain other tax purposes, including in determining our global intangible low-taxed income inclusion, deduction for foreign derived intangible income, and the utilization of foreign tax credits.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 28, 2020 was $120.8 million, a decrease of 27.0% or $44.7 million, compared with Adjusted EBITDA of $165.5 million for the prior year period. Adjusted EBITDA margin was 17.0% for the three months ended March 28, 2020, a 360 basis point decrease from the prior year period margin of 20.6%. The decrease in Adjusted EBITDA was driven primarily by reduced gross profit of $51.5 million, which was the result of lower sales of $94.8 million, as well as the impact of lower fixed cost absorption on cost of sales as described above. Partially offsetting this decrease were lower SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (62.1% of Gates’ net sales for the three months ended March 28, 2020)

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019	Period over Period Change
Net sales	$441.2	$499.5	(11.7%)
Adjusted EBITDA	$79.5	$109.9	(27.7%)
Adjusted EBITDA margin	18.0%	22.0%

Net sales in Power Transmission for the three months ended March 28, 2020 were $441.2 million, a decrease of 11.7%, or $58.3 million, when compared with the prior year period net sales of $499.5 million. Excluding the adverse impact of movements in average currency exchange rates of $9.5 million, core sales decreased by 9.8%, or $48.8 million, compared with the prior year period. The majority of this decrease was due to lower sales volumes.
Power Transmission’s core sales decline was driven by lower sales to automotive first-fit and industrial replacement customers, which declined by 15.3% and 13.9%, respectively, during the three months ended March 28, 2020 compared with the prior year period. These declines were due primarily to weak demand in Greater China resulting from a combination of market softness and widespread shutdowns resulting from measures put in place in response to the COVID-19 pandemic. Sales to automotive replacement customers declined by 10.3% and 40.6% in North America and Greater China, respectively, during the three months ended March 28, 2020 compared with the prior year period, but this was offset partially by strong growth of 12.6% in EMEA. Industrial sales declined across all end markets during the three months ended March 28, 2020 compared with the prior year period, predominantly in the construction and general industrial end markets, driven by weakness in North America and Greater China.
Our Power Transmission Adjusted EBITDA for the three months ended March 28, 2020 was $79.5 million, a decrease of 27.7% or $30.4 million, compared with the prior year period Adjusted EBITDA of $109.9 million. The decrease in Adjusted EBITDA was driven by lower volumes and lower manufacturing performance resulting in decreases in Adjusted EBITDA of $25.9 million and $6.3 million, respectively. Adjusted EBITDA margin for the three months ended March 28, 2020 was 18.0%, a 400 basis point decline from the prior year period Adjusted EBITDA margin of 22.0%, driven by the impacts described above.
Fluid Power (37.9% of Gates’ net sales for the three months ended March 28, 2020)

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019	Period over Period Change
Net sales	$268.9	$305.4	(12.0%)
Adjusted EBITDA	$41.3	$55.6	(25.7%)
Adjusted EBITDA margin	15.4%	18.2%
Net sales in Fluid Power for the three months ended March 28, 2020 were $268.9 million, a decrease of 12.0%, or $36.5 million, compared with net sales during the prior year period of $305.4 million. Excluding the adverse impact of movements in average currency exchange rates of $4.2 million, core sales decreased by 10.6%, or $32.3 million, compared with the prior year period. This decrease was due primarily to lower volumes.
The core sales decline in the three months ended March 28, 2020 was driven almost exclusively by lower sales to industrial first-fit customers, which declined by 19.6% compared with the prior year period. Industrial sales into the construction and general industrial end markets were particularly weak, declining by 14.2% and 14.9%, respectively, during the three months ended March 28, 2020, compared with the prior year period. This was driven primarily by North America, but construction end markets in EMEA were also weak, declining by 18.1% during the three months ended March 28, 2020, compared with the prior year period.
 Adjusted EBITDA for the three months ended March 28, 2020 was $41.3 million, a decrease of 25.7%, or $14.3 million, compared with the prior year period Adjusted EBITDA of $55.6 million. The decrease in Adjusted EBITDA was driven primarily lower volumes of $20.4 million and manufacturing performance impacts of $6.6 million driven by lower fixed cost absorption on lower volumes and some excess variable costs. These impacts were offset partially by a $5.2 million benefit from favorable, inflation-mitigating pricing actions and a $5.4 million benefit from lower SG&A expenses. The Adjusted EBITDA margin consequently decreased by 280 basis points.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. While we have seen a decline in our business in the first quarter of 2020, and the duration and extent of the impacts of the COVID-19 pandemic on our business are difficult to predict, we do not currently anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Further, we do not have any meaningful debt maturities until 2024 and we do not currently expect to need to draw down under our committed lines of credit in the foreseeable future. We therefore believe that as of March 28, 2020, we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Three months ended March 28, 2020 compared with the three months ended March 30, 2019
Cash provided by operations was $31.1 million during the three months ended March 28, 2020 compared with cash used in operations of $47.7 million during the prior year. This increase was driven primarily by an increase of $19.5 million in accounts payable during the current year period, compared with a decrease of $25.8 million in the prior year period, largely due to timing in both periods. Interest paid was lower at $25.5 million during the three months ended March 28, 2020, compared with $51.4 million in the prior year period, due primarily to the timing of quarterly interest payments on the term loans as well as the absence of the usual biannual January interest payment on the Dollar Senior Notes as a result of the refinancing completed in November 2019. Net income taxes paid were also lower, with $18.5 million paid during the three months ended March 28, 2020 compared with $33.0 million in the prior year period, largely a function of the lower operational performance.
Net cash used in investing activities during the three months ended March 28, 2020 was $24.6 million, compared with $31.7 million in the prior year. This decrease was driven by lower capital expenditures, which decreased by $8.0 million from $22.9 million in the three months ended March 30, 2019 to $14.9 million in the three months ended March 28, 2020.
Net cash used in financing activities was $2.9 million during the three months ended March 28, 2020, compared with $13.1 million in the prior year. This decrease was driven primarily by an additional quarterly amortization payment on our term loans in the prior year period due to the timing of our fiscal year end. In addition, dividend payments of $1.8 million were made to non-controlling shareholders of certain majority-owned subsidiaries in the prior year period with no similar payments in the current period.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 28,2020	As of December 28, 2019	As of March 28,2020	As of December 28, 2019
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,384.4	$2,395.0	$2,404.3	$2,416.8
—Unsecured
Senior Notes (U.S. dollar)	572.2	563.2	568.0	568.0
Other debt	0.2	0.2	0.1	0.2
	$2,956.8	$2,958.4	$2,972.4	$2,985.0
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024. These term loan facilities bear interest at a floating rate. As of March 28, 2020, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 4.35% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of March 28, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended March 28, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $1.8 million, respectively. During the three months ended March 30, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.6 million, respectively.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in other comprehensive income (“OCI”).

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Gain recognized in statement of operations	$4.9	$13.4
Gain recognized in OCI	1.5	0.7
Total gain	$6.4	$14.1
During the three months ended March 28, 2020, the above net foreign exchange gains recognized in the other expenses (income) line have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
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

On and after January 15, 2022, we may redeem the 6.25% Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption Price
During the year commencing:
—2023	103.125%
—2024	101.563%
—2025 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to January 15, 2022, to redeem up to 40% of the notes at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of a change of control or a certain qualifying asset sale, the holders of the notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
Revolving Credit Facility
We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million. This facility matures on January 29, 2023.
As of both March 28, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($301.2 million as of March 28, 2020, compared with $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both March 28, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $45.9 million and $50.1 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the three months ended March 28, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 63% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 28, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 52% of our total assets and approximately 20% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the three months ended March 28, 2020, our net debt decreased by $3.6 million from $2,349.7 million as of December 28, 2019 to $2,346.1 million as of March 28, 2020. This was primarily due to movements in foreign currency exchange rates, which had a favorable net impact of $6.5 million on net debt during the three months ended March 28, 2020, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.

Borrowing Headroom
As of March 28, 2020, our asset-backed revolving credit facility had a borrowing base of $301.2 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $45.9 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $440.3 million, in addition to cash balances of $626.3 million.
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
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•the non-cash charges in relation to share-based compensation;
•transaction-related (income) expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;
•impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;
•restructuring expenses, including severance-related expenses;
•the net gain or loss on disposals and on the exit of businesses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. In particular, we exclude the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the performance of our businesses. During the periods presented, we excluded restructuring (income) expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; the net gain or loss on disposals of assets other than in the ordinary course of operations and gains and losses incurred in relation to non-Gates businesses disposed of in prior periods; significant impairments of intangibles and of other assets, representing the excess of their carrying amounts over the amounts that are expected to be recovered from them in the future; and fees paid to our private equity sponsor.

EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net income from continuing operations	$39.9	$605.1
Income tax benefit	(16.1)	(539.7)
Net interest and other expenses	34.6	34.8
Depreciation and amortization	54.9	56.1
EBITDA	113.3	156.3
Transaction-related (income) expenses	(0.2)	0.4
Restructuring expenses	1.9	3.3
Share-based compensation expense	2.9	2.6
Sponsor fees (included in other operating expenses)	1.7	1.8
Severance-related expenses (included in cost of sales)	0.1	—
Severance-related expenses (benefits) (included in SG&A)	0.5	(0.2)
Other items not directly related to current operations	0.6	1.3
Adjusted EBITDA	$120.8	$165.5
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	March 28, 2020	March 30, 2019
Net sales	$710.1	$804.9
Adjusted EBITDA	$120.8	$165.5
Adjusted EBITDA margin	17.0%	20.6%
Core growth reconciliations
Core revenue growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals, when applicable. We present core growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by impacts of acquisitions or disposals. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

	Three months ended March 28, 2020

(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 28, 2020	$441.2	$268.9	$710.1
Impact on net sales of movements in currency rates	9.5	4.2	13.7
Core revenue for the three months ended March 28, 2020	$450.7	$273.1	$723.8

Net sales for the three months ended March 30, 2019	499.5	305.4	804.9
Decrease in net sales on a core basis (core revenue)	$(48.8)	$(32.3)	$(81.1)

Core revenue growth	(9.8%)	(10.6%)	(10.1%)

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
Net debt represents the net total of:
• the principal amount of our debt; and
• the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of March 28,2020	As of December 28, 2019
Principal amount of debt	$2,972.4	$2,985.0
Less: Cash and cash equivalents	(626.3)	(635.3)
Net debt	$2,346.1	$2,349.7
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of March 28,2020	As of December 28, 2019
Principal amount of debt	$2,972.4	$2,985.0
Accrued interest	24.1	15.2
Deferred issuance costs	(39.7)	(41.8)
Carrying amount of debt	$2,956.8	$2,958.4
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
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $0.6 million and $9.2 million as of March 28, 2020 and December 28, 2019, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $1.3 million and $2.0 million as of March 28, 2020 and December 28, 2019, respectively.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices, and the credit risk of our customers and third party depository institutions that hold our cash and short term deposits. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options), and interest rate swaps to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rate movements. For a discussion of quantitative and qualitative disclosures about market risk, please refer to our annual report from which our exposure to market risk has not materially changed.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 28, 2020, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in Part I of Gates’ annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the annual report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. Apart from the additional risk factor described below, there have been no material changes to the risk factors disclosed in the annual report.
In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our annual report, the Company is supplementing the risk factors discussed in that report with the following risk factor, which should be read in conjunction with the risk factors contained in our annual report:
The current COVID-19 pandemic has caused severe disruption in the global economy and had and is expected to continue to have an adverse impact on our business, operating results, cash flows and/or financial condition, and that impact may be material.
In late December 2019, a novel coronavirus disease was first reported and over the next few months the number of cases and affected countries increased rapidly. In March 2020, the World Health Organization designated COVID-19 as a pandemic and numerous countries have declared national emergencies with respect to COVID-19. The global impact of the pandemic has been rapidly evolving, and many countries have reacted by instituting quarantines and restrictions on travel, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries and may trigger a period of global economic slowdown. The extent to which this may impact our future results of operations and overall financial performance remains uncertain.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our annual report or result in new risks, due to the impact of:
•unfavorable economic conditions on our customers. We are unable to predict the degree to which the pandemic will impact our customers’ businesses, but it has resulted in and could continue to result in customers reducing orders, delaying projects, deferring capital equipment purchases, making late payments or being unable to make payments. Further, travel restrictions and social distancing has reduced or eliminated, and may continue to reduce or eliminate, in-person sales meetings, attendance at trade shows and industry events. As a result, our sales and selling activities have been and may continue to be adversely impacted;
•a significant disruption in service within our operations, among our key suppliers and supply chains, or other third parties. We have experienced instances of suppliers temporarily closing operations, delaying order fulfillment or limiting production due to the pandemic. Continued disruptions, shipping delays or insolvency of key vendors in our supply chain could make it difficult or more costly for us to obtain the raw materials or other inputs we need for our operations;
•facility closures or disruptions. We manufacture and provide essential products to a variety of customers around the globe and intend to continue providing our products to the extent possible. While most of our facilities are still operating, we have experienced temporary disruptions at certain facilities and may continue to experience these due to regulatory shut-downs or other quarantine measures or illness, which could place constraints on our ability to produce our products and meet customer demand;

•challenges in product delivery. We have faced, and may continue to face, increased delays in the delivery of our product to our customers as a result of shipping delays, port closures and congestion, increased border controls and other transportation and shipping constraints, which may increase our costs of doing business and affect our ability to timely meet customer demand;
•compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, which laws or regulations may vary significantly by jurisdiction;
•fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity. The Company continues to generate cash from operations and believes it has adequate liquidity and capital resources at this time; however, unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our ability to raise additional funds when and as needed or lead to higher costs of borrowing;
•cyberattacks or other privacy or data security incidents. The Company has experienced and expects to continue to experience an increase in phishing and hacking attempts and other fraudulent schemes due to the pandemic. Such additional cyberattacks increase the Company’s risk of security breaches, and mitigation efforts require an increased investment of time and resources;
•changes and challenges to our workforce, including decreased worker productivity due to remote working arrangements, increased medical, emergency or other leave, redirection of management’s focus on managing and mitigating the impacts of the pandemic, the ability to meet staffing needs in our various facilities and delays in implementation of our organizational efficiency and business continuity plans; and
•delays in responsiveness by governments and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the development of vaccines or other medical advances, the extent and effectiveness of containment actions, the impact of labor market interruptions, the impact of government interventions, the potential of a longer term economic slowdown or recession and the impact of these and other factors on our employees, customers, suppliers and partners. Such impact on our business, operating results, cash flows and/or financial condition could be material and could result in asset impairment charges, including impairments of property, plant and equipment, goodwill or other intangible assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
12/29/2019 - 1/31/2020	—	$—	N/A	N/A
2/1/2020 - 2/29/2020	—	$—	N/A	N/A
3/1/2020 - 3/28/2020	520,400	$8.77	N/A	N/A
Total	520,400	$8.77	N/A	N/A
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
10.1
Separation Agreement, effective March 13, 2020, between the Company and Jamey S. Seely (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 18, 2020 (File No. 001-38366)).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended March 28, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 28, 2020 and March 30, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2020 and March 30, 2019, (iii) Condensed Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

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

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ L. Brooks Mallard
	Name:	L. Brooks Mallard
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2020