Form 10-Q
period 2020-06-27
Gates Industrial Corp plc
filed 2020-08-05
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 31, 2020, there were 290,756,522 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020, and in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “annual report”), in both cases as filed with the Securities and Exchange Commission (the “SEC”), which include the following: the duration and severity of and governmental, market and individual responses to the novel coronavirus (“COVID-19”) pandemic; conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholders, affiliates of The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
i

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
ii

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$576.5	$809.9	$1,286.6	$1,614.8
Cost of sales	373.0	508.5	827.3	1,006.1
Gross profit	203.5	301.4	459.3	608.7
Selling, general and administrative expenses	182.9	198.0	376.3	398.5
Transaction-related income	—	(0.7)	(0.2)	(0.3)
Asset impairments	3.7	—	3.7	—
Restructuring expenses	17.2	0.3	19.1	3.6
Other operating (income) expenses	(3.7)	1.9	(1.4)	4.8
Operating income from continuing operations	3.4	101.9	61.8	202.1
Interest expense	34.3	39.2	71.0	77.3
Other income	(3.7)	(1.5)	(5.8)	(4.8)
(Loss) income from continuing operations before taxes	(27.2)	64.2	(3.4)	129.6
Income tax expense (benefit)	0.6	37.5	(15.5)	(502.2)
Net (loss) income from continuing operations	(27.8)	26.7	12.1	631.8
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.2	0.2	0.2	0.5
Net (loss) income	(28.0)	26.5	11.9	631.3
Less: non-controlling interests	(5.6)	5.0	(1.3)	(3.9)
Net (loss) income attributable to shareholders	$(22.4)	$21.5	$13.2	$635.2

(Loss) earnings per share
Basic
(Loss) earnings per share from continuing operations	$(0.08)	$0.07	$0.05	$2.19
Earnings per share from discontinued operations	—	—	—	—
(Loss) earnings per share	$(0.08)	$0.07	$0.05	$2.19

Diluted
(Loss) earnings per share from continuing operations	$(0.08)	$0.07	$0.05	$2.18
Earnings per share from discontinued operations	—	—	—	—
(Loss) earnings per share	$(0.08)	$0.07	$0.05	$2.18
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(28.0)	$26.5	$11.9	$631.3
Other comprehensive income (loss)
Foreign currency translation:
––Net translation gain (loss) on foreign operations, net of tax expense, respectively, of $0, $0.1, $0 and $0.3	46.2	17.9	(160.8)	45.1
––(Loss) gain on net investment hedges, net of tax expense, respectively, of $0, $0, $0 and $0	(5.8)	(4.8)	(1.8)	0.8
Total foreign currency translation movements	40.4	13.1	(162.6)	45.9
Cash flow hedges (Interest rate derivatives):
––Loss arising in the period, net of tax benefit, respectively, of $1.2, $2.2, $3.7 and $4.3	(9.4)	(12.4)	(22.8)	(23.6)
––Reclassification to net income, net of tax expense, respectively, of $0, $0, $0 and $0	1.9	0.2	3.6	0.3
Total cash flow hedges movements	(7.5)	(12.2)	(19.2)	(23.3)
Post-retirement benefits:
––Reclassification of prior year actuarial movements to net income, net of tax expense, respectively, of $0, $0, $0 and $0.1	—	(0.1)	(0.1)	(0.1)
Total post-retirement benefits movements	—	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss)	32.9	0.8	(181.9)	22.5
Comprehensive income (loss) for the period	$4.9	$27.3	$(170.0)	$653.8

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$7.4	$26.1	$(164.4)	$654.4
—Loss arising from discontinued operations	(0.2)	(0.2)	(0.2)	(0.5)
	7.2	25.9	(164.6)	653.9
Comprehensive (loss) income attributable to non-controlling interests	(2.3)	1.4	(5.4)	(0.1)
	$4.9	$27.3	$(170.0)	$653.8
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 27,2020	As of December 28,2019
Assets
Current assets
Cash and cash equivalents	$639.7	$635.3
Trade accounts receivable	655.3	694.7
Inventories	498.8	475.1
Taxes receivable	30.3	22.1
Prepaid expenses and other assets	135.3	131.4
Total current assets	1,959.4	1,958.6
Non-current assets
Property, plant and equipment, net	671.2	727.9
Goodwill	1,982.6	2,060.5
Pension surplus	36.3	38.1
Intangible assets, net	1,791.2	1,876.0
Operating lease right-of-use assets	118.2	123.0
Taxes receivable	24.1	23.0
Deferred income taxes	575.7	587.1
Other non-current assets	17.6	17.1
Total assets	$7,176.3	$7,411.3
Liabilities and equity
Current liabilities
Debt, current portion	$63.5	$46.1
Trade accounts payable	317.8	374.7
Taxes payable	25.5	48.5
Accrued expenses and other current liabilities	222.5	188.8
Total current liabilities	629.3	658.1
Non-current liabilities
Debt, less current portion	2,906.9	2,912.3
Post-retirement benefit obligations	146.4	151.2
Lease liabilities	111.2	116.2
Taxes payable	106.2	108.8
Deferred income taxes	333.9	369.3
Other non-current liabilities	100.7	84.7
Total liabilities	4,334.6	4,400.6
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,754,856 (December 28, 2019: authorized shares: 3,000,000,000; outstanding shares: 290,157,299)	2.9	2.9
—Additional paid-in capital	2,445.4	2,434.5
—Accumulated other comprehensive loss	(1,036.2)	(858.4)
—Retained earnings	1,085.2	1,072.0
Total shareholders’ equity	2,497.3	2,651.0
Non-controlling interests	344.4	359.7
Total equity	2,841.7	3,010.7
Total liabilities and equity	$7,176.3	$7,411.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019
Cash flows from operating activities
Net income	$11.9	$631.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	109.6	112.3
Non-cash currency transaction loss (gain) on debt and hedging instruments	0.6	(4.7)
Other net non-cash financing costs	3.1	6.2
Share-based compensation expense	8.6	6.4
Decrease in post-employment benefit obligations, net	(3.4)	(4.5)
Deferred income taxes	(11.6)	(618.2)
Asset impairments	5.1	0.3
Other operating activities	4.1	3.4
Changes in operating assets and liabilities, net of effects of acquisitions:
—Decrease (increase) in accounts receivable	25.0	(37.0)
—(Increase) decrease in inventories	(39.3)	0.1
—Decrease in accounts payable	(49.1)	(47.4)
—Increase in prepaid expenses and other assets	(0.4)	(13.3)
—(Decrease) increase in taxes payable	(35.7)	53.8
—Increase (decrease) in other liabilities	43.1	(24.9)
Net cash provided by operations	71.6	63.8
Cash flows from investing activities
Purchases of property, plant and equipment	(23.1)	(36.9)
Purchases of intangible assets	(4.5)	(5.2)
Cash paid under corporate-owned life insurance policies	(9.8)	(9.5)
Cash received under corporate-owned life insurance policies	—	3.9
Other investing activities	0.3	0.2
Net cash used in investing activities	(37.1)	(47.5)
Cash flows from financing activities
Issuance of shares	2.7	1.6
Payments of long-term debt	(12.4)	(18.9)
Debt issuance costs paid	(0.3)	—
Dividends paid to non-controlling interests	(9.9)	(15.0)
Other financing activities	1.0	1.0
Net cash used in financing activities	(18.9)	(31.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11.5)	2.6
Net increase (decrease) in cash and cash equivalents and restricted cash	4.1	(12.4)
Cash and cash equivalents and restricted cash at the beginning of the period	636.6	424.6
Cash and cash equivalents and restricted cash at the end of the period	$640.7	$412.2
Supplemental schedule of cash flow information
Interest paid	$48.5	$80.0
Income taxes paid, net	$16.6	$61.9
Accrued capital expenditures	$0.9	$1.1

The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended June 27, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 28, 2020	$2.9	$2,440.1	$(1,065.8)	$1,107.6	$2,484.8	$356.6	$2,841.4

Net loss	—	—	—	(22.4)	(22.4)	(5.6)	(28.0)
Other comprehensive income	—	—	29.6	—	29.6	3.3	32.9
Total comprehensive income (loss)	—	—	29.6	(22.4)	7.2	(2.3)	4.9
Other changes in equity:
—Issuance of shares	—	0.6	—	—	0.6	—	0.6
—Share-based compensation	—	4.7	—	—	4.7	—	4.7
—Dividends paid to non-controlling interests	—	—	—	—	—	(9.9)	(9.9)
As of June 27, 2020	$2.9	$2,445.4	$(1,036.2)	$1,085.2	$2,497.3	$344.4	$2,841.7

	Three months ended June 29, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 30, 2019	$2.9	$2,420.6	$(840.0)	$995.6	$2,579.1	$383.0	$2,962.1

Net income	—	—	—	21.5	21.5	5.0	26.5
Other comprehensive income (loss)	—	—	4.4	—	4.4	(3.6)	0.8
Total comprehensive income	—	—	4.4	21.5	25.9	1.4	27.3
Other changes in equity:
—Issuance of shares	—	0.4	—	—	0.4	—	0.4
—Share-based compensation	—	4.2	—	—	4.2	—	4.2
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.2)	(13.2)
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Continued)

	Six months ended June 27, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7

Net income (loss)	—	—	—	13.2	13.2	(1.3)	11.9
Other comprehensive loss	—	—	(177.8)	—	(177.8)	(4.1)	(181.9)
Total comprehensive (loss) income	—	—	(177.8)	13.2	(164.6)	(5.4)	(170.0)
Other changes in equity:
—Issuance of shares	—	2.5	—	—	2.5	—	2.5
—Share-based compensation	—	8.4	—	—	8.4	—	8.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(9.9)	(9.9)
As of June 27, 2020	$2.9	$2,445.4	$(1,036.2)	$1,085.2	$2,497.3	$344.4	$2,841.7

	Six months ended June 29, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	635.2	635.2	(3.9)	631.3
Other comprehensive income	—	—	18.7	—	18.7	3.8	22.5
Total comprehensive income (loss)	—	—	18.7	635.2	653.9	(0.1)	653.8
Other changes in equity:
—Issuance of shares	—	1.6	—	—	1.6	—	1.6
—Share-based compensation	—	6.7	—	—	6.7	—	6.7
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(15.0)	(15.0)
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of June 27, 2020 and December 28, 2019 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from March 29, 2020 to June 27, 2020, with comparative information for the 91 day period from March 31, 2019 to June 29, 2019 and for the 182 day period from December 29, 2019 to June 27, 2020, with comparative information for the 182 day period from December 30, 2018 to June 29, 2019.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 27, 2020 and the results of its operations and cash flows for the periods ended June 27, 2020 and June 29, 2019. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued through the second quarter of 2020, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”). As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on the Company’s operations may continue to be material but cannot be reasonably estimated at this time.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 27, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
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
Our businesses develop their expected loss estimates based either on the aging profile of outstanding receivables or by applying an experience factor (either a percentage of sales or a percentage of open receivables). These methodologies are based primarily on historical trends and experience, but credit controllers also regularly assess individual customer accounts to identify any potential increases or decreases in the level of expected credit loss needed to be applied to each customer based on current circumstances and future expectations.
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
Although Gates has a wide variety of customers from multinational original equipment manufacturers and distributors to small family-owned businesses, the majority of our sales are generated from large companies with low credit risk. Recent global developments related to the COVID-19 pandemic and its impact on our customers’ ability to pay us continue to be closely monitored and taken into account in the determination of our expected credit loss estimates.
•ASU 2020-04 “Reference Rate Reform” (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an ASU to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. During the second quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

	Net sales
	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Power Transmission	$370.0	$501.5	$811.2	$1,001.0
Fluid Power	206.5	308.4	475.4	613.8
Continuing operations	$576.5	$809.9	$1,286.6	$1,614.8
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Net sales
	Three months ended June 27, 2020		Three months ended June 29, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$121.5	$112.5	$153.5	$161.8
North America, excluding U.S.	23.8	27.2	42.5	47.1
United Kingdom (“U.K.”)	6.0	3.4	11.8	9.6
EMEA(1), excluding U.K.	92.6	31.7	131.3	45.8
East Asia and India	48.1	9.7	73.6	18.6
Greater China	69.3	17.5	71.6	17.2
South America	8.7	4.5	17.2	8.3
Net sales	$370.0	$206.5	$501.5	$308.4

	Net sales
	Six months ended June 27, 2020		Six months ended June 29, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$259.2	$252.2	$306.4	$318.9
North America, excluding U.S.	64.1	68.9	84.5	93.7
United Kingdom (“U.K.”)	17.4	10.3	23.5	20.4
EMEA(1), excluding U.K.	221.8	75.7	264.6	93.0
East Asia and India	113.3	27.1	147.2	39.1
Greater China	113.6	30.5	140.5	32.3
South America	21.8	10.7	34.3	16.4
Net sales	$811.2	$475.4	$1,001.0	$613.8
(1) Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Net sales
	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Developed	$372.6	$534.1	$848.4	$1,077.8
Emerging	203.9	275.8	438.2	537.0
Net sales	$576.5	$809.9	$1,286.6	$1,614.8
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.

“EBITDA” represents net income for the period before net interest and other income, income taxes, depreciation and amortization derived from financial information prepared in accordance with U.S. GAAP.
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•the non-cash charges in relation to share-based compensation;
•transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;
•impairments, comprising impairments of goodwill and significant impairments or write downs of other assets;
•restructuring expenses, including severance-related expenses;
•the net gain or loss on disposals and on the exit of businesses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Power Transmission	$57.7	$105.6	$137.2	$215.5
Fluid Power	25.5	59.8	66.8	115.4
Continuing operations	$83.2	$165.4	$204.0	$330.9
Reconciliation of net (loss) income from continuing operations to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income from continuing operations	$(27.8)	$26.7	$12.1	$631.8
Income tax expense (benefit)	0.6	37.5	(15.5)	(502.2)
(Loss) income from continuing operations before taxes	(27.2)	64.2	(3.4)	129.6
Interest expense	34.3	39.2	71.0	77.3
Other income	(3.7)	(1.5)	(5.8)	(4.8)
Operating income from continuing operations	3.4	101.9	61.8	202.1
Depreciation and amortization	54.7	56.2	109.6	112.3
Transaction-related income (1)	—	(0.7)	(0.2)	(0.3)
Asset impairments	3.7	—	3.7	—
Restructuring expenses	17.2	0.3	19.1	3.6
Share-based compensation expense	5.7	3.8	8.6	6.4
Sponsor fees (included in other operating expenses)	—	2.0	1.7	3.8
Inventory impairments (included in cost of sales)	1.4	0.3	1.4	0.3
Severance expenses (included in cost of sales)	0.5	0.5	0.6	0.5
Severance expenses (included in SG&A)	0.3	1.4	0.8	1.2
Other items not directly related to current operations	(3.7)	(0.3)	(3.1)	1.0
Adjusted EBITDA	$83.2	$165.4	$204.0	$330.9
(1) Transaction-related income relates primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses and debt refinancings.

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

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Restructuring expenses:
—Severance expenses	$13.6	$0.3	$13.8	$2.9
—Consulting expenses	0.7	0.7	0.9	1.3
—Other restructuring expenses	2.9	(0.7)	4.4	(0.6)
	17.2	0.3	19.1	3.6
Restructuring expenses in asset impairments:
—Impairment of fixed assets	3.7	—	3.7	—

Restructuring expenses in cost of sales:
—Impairment of inventory	1.4	0.3	1.4	0.3
Total restructuring expenses	$22.3	$0.6	$24.2	$3.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$0.5	$0.5	$0.6	$0.5
—Severance expenses included in SG&A	0.3	1.4	0.8	1.2
Total expenses related to other strategic initiatives	$0.8	$1.9	$1.4	$1.7
Restructuring and other strategic initiatives undertaken during the three and six months ended June 27, 2020 related primarily to the June 2020 announcement of plans to close a manufacturing facility in Korea, the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S., Mexico and Greater China. The closure of the Korean facility, the most significant restructuring activity during the period, resulted in an accrual for severance costs of $12.8 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $3.6 million, included in the asset impairments line in the unaudited condensed consolidated statement of operations. Expenses incurred in connection with our restructuring and other strategic initiatives during the three and six months ended June 29, 2019 related primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Power Transmission	$19.8	$0.3	$20.0	$3.2
Fluid Power	2.5	0.3	4.2	0.7
Continuing operations	$22.3	$0.6	$24.2	$3.9

The following summarizes the reserve for restructuring expenses for the six months ended June 27, 2020 and June 29, 2019, respectively:

	Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019
Balance as of the beginning of the period	$2.9	$2.6
Utilized during the period	(4.9)	(5.0)
Net charge for the period	19.6	3.6
Released during the period	(0.5)	—
Foreign currency translation	0.1	—
Balance as of the end of the period	$17.2	$1.2
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
For the three months ended June 27, 2020, we had an income tax expense of $0.6 million on pre-tax loss of $27.2 million, which resulted in an effective tax rate of (2.2)%, compared with an income tax expense of $37.5 million on pre-tax income of $64.2 million, which resulted in an effective tax rate of 58.4% for the three months ended June 29, 2019.
For the six months ended June 27, 2020, we had an income tax benefit of $15.5 million on pre-tax loss of $3.4 million, which resulted in an effective tax rate of 455.9%, compared with an income tax benefit of $502.2 million on pre-tax income of $129.6 million, which resulted in an effective tax rate of (387.5)% for the six months ended June 29, 2019.
The decrease in the effective tax rate for the three months ended June 27, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete tax expense of $25.3 million related to revaluing our deferred tax assets to reflect the reduction in the Luxembourg corporate tax rate from 18% to 17%. In addition, during the three months ended June 27, 2020, we incurred $18.5 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
The increase in the effective tax rate for the six months ended June 27, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $610.6 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $65.1 million related to unrecognized tax benefits resulting primarily from the European business reorganization, and by a discrete expense of $25.3 million related to the reduction in the Luxembourg corporate tax rate. The current year rate is driven mainly by discrete tax benefits of $24.7 million, related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, during the six months ended June 27, 2020, we incurred $18.5 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
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
6. (Loss) earnings per share
Basic (loss) earnings per share represents net income attributable to shareholders divided by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share considers the dilutive effect of potential shares, unless the inclusion of the potential shares would have an anti-dilutive effect. The treasury stock method is used to determine the potential dilutive shares resulting from assumed exercises of equity-related instruments.
The computation of (loss) earnings per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income attributable to shareholders	$(22.4)	$21.5	$13.2	$635.2

Weighted average number of shares outstanding	290,732,375	290,059,492	290,566,743	289,993,208
Dilutive effect of share-based awards	—	1,743,262	1,149,764	1,870,765
Diluted weighted average number of shares outstanding	290,732,375	291,802,754	291,716,507	291,863,973

Number of anti-dilutive shares excluded from the diluted (loss) earnings per share calculation	6,317,804	3,538,711	5,597,575	3,674,486

Basic (loss) earnings per share	$(0.08)	$0.07	$0.05	$2.19
Diluted (loss) earnings per share	$(0.08)	$0.07	$0.05	$2.18

7. Inventories

(dollars in millions)	As of June 27,2020	As of December 28, 2019
Raw materials and supplies	$126.8	$118.9
Work in progress	33.0	33.6
Finished goods	339.0	322.6
Total inventories	$498.8	$475.1

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2019	$1,377.5	$683.0	$2,060.5
Foreign currency translation	(36.1)	(41.8)	(77.9)
As of June 27, 2020	$1,341.4	$641.2	$1,982.6

9. Intangible assets

	As of June 27, 2020			As of December 28, 2019
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,982.0	$(702.5)	$1,279.5	$2,021.8	$(656.3)	$1,365.5
—Technology	90.4	(87.9)	2.5	90.8	(87.8)	3.0
—Capitalized software	83.7	(43.9)	39.8	76.1	(38.0)	38.1
	2,156.1	(834.3)	1,321.8	2,188.7	(782.1)	1,406.6
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,669.5	$(878.3)	$1,791.2	$2,702.1	$(826.1)	$1,876.0
During the three months ended June 27, 2020, the amortization expense recognized in respect of intangible assets was $31.7 million, compared with $32.5 million expense for the three months ended June 29, 2019. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $11.2 million for the three months ended June 27, 2020, compared with an increase of $4.7 million for the three months ended June 29, 2019.
During the six months ended June 27, 2020, the amortization expense recognized in respect of intangible assets was $63.9 million, compared with $65.1 million for the six months ended June 29, 2019. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $27.2 million for the six months ended June 27, 2020, compared with an increase of $8.0 million for the six months ended June 29, 2019.
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
The period end fair values of derivative financial instruments were as follows:

	As of June 27, 2020					As of December 28, 2019
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$1.3	$—	$—	$(17.4)	$(16.1)	$4.2	$—	$—	$(19.3)	$(15.1)
—Interest rate caps	—	—	(1.0)	(2.4)	(3.4)	—	—	(4.0)	(3.0)	(7.0)
—Interest rate swaps	—	—	(12.1)	(48.6)	(60.7)	—	—	(5.3)	(29.0)	(34.3)

Derivatives not designated as hedging instruments:
—Currency swaps	0.1	—	—	—	0.1	—	—	(0.1)	—	(0.1)
—Currency forward contracts	0.2	—	(0.8)	—	(0.6)	1.2	—	(0.2)	—	1.0
	$1.6	$—	$(13.9)	$(68.4)	$(80.7)	$5.4	$—	$(9.6)	$(51.3)	$(55.5)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of June 27, 2020 and December 28, 2019, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net fair value (losses) gains recognized in OCI in relation to:
—Euro-denominated debt	$(2.1)	$(1.4)	$(0.6)	$(0.7)
—Designated cross currency swaps	(3.7)	(3.4)	(1.2)	1.5
Total net fair value (losses) gains	$(5.8)	$(4.8)	$(1.8)	$0.8
During the three and six months ended June 27, 2020, a net gain of $1.3 million and a net gain of $2.9 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared with a net gain of $2.0 million and a net gain of $4.2 million during the three and six months ended June 29, 2019.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of June 27, 2020 and December 28, 2019, we held three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million. During June 2020, we extended these swaps, which originally ran from June 30, 2020 through June 30, 2023, to now run from June 30, 2020 to June 30, 2025, locking in a lower blended fixed rate. The new, extended swaps have been designated as hedging instruments and the $53.7 million of losses accumulated in OCI in relation to the previously designated swaps will be reclassified into earnings over the term of the new swaps. Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of both June 27, 2020 and December 28, 2019, the notional amount of the interest rate cap contracts outstanding was $1.7 billion.

The periods covered by our interest rate caps and their notional values are as follows:

(in millions)	Notional value
June 30, 2017 to June 30, 2020	$200.0
June 28, 2019 to June 30, 2020	$1,000.0
July 1, 2019 to June 30, 2023	€425.0
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Movement recognized in OCI in relation to:
—Fair value loss on cash flow hedges	$(10.6)	$(14.6)	$(26.5)	$(27.9)
—Deferred premium reclassified from OCI to net income	1.9	0.2	3.6	0.3
Total movement	$(8.7)	$(14.4)	$(22.9)	$(27.6)
During the three and six months ended June 27, 2020, a net expense of $1.9 million and net expense of $3.6 million, respectively, was reclassified to interest expense in relation to our cash flow hedges, compared with net expense of $0.7 million and net expense of $0.8 million, respectively, during the three and six months ended June 29, 2019.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of June 27, 2020, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $12.4 million, compared with $16.7 million as of December 28, 2019.
As of June 27, 2020, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $85.7 million, compared with $82.5 million as of December 28, 2019.
The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Fair value (losses) gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$(0.8)	$(1.0)	$(0.5)	$1.7
—Currency swaps recognized in other income	0.4	(0.2)	0.9	—
Total	$(0.4)	$(1.2)	$0.4	$1.7

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
The carrying amount and fair value of our debt are set out below:

	As of June 27, 2020		As of December 28, 2019
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$63.5	$62.4	$46.1	$45.9
Non-current	2,906.9	2,859.8	2,912.3	2,946.8
	$2,970.4	$2,922.2	$2,958.4	$2,992.7
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of June 27, 2020
Equity investments	$0.8	$—	$0.8
Derivative assets	$—	$1.6	$1.6
Derivative liabilities	$—	$(82.3)	$(82.3)

As of December 28, 2019
Equity investments	$1.1	$—	$1.1
Derivative assets	$—	$5.4	$5.4
Derivative liabilities	$—	$(60.9)	$(60.9)
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three and six months ended June 27, 2020, impairments of property, plant and equipment of $3.7 million were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea. No significant impairment was recognized during either the three or six months ended June 29, 2019.
12. Debt

(dollars in millions)	As of June 27,2020	As of December 28,2019
Secured debt:
—Dollar Term Loan	$1,690.4	$1,699.1
—Euro Term Loan	716.7	717.7
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	0.2	0.2
Total principal of debt	2,975.3	2,985.0
Deferred issuance costs	(37.5)	(41.8)
Accrued interest	32.6	15.2
Total carrying value of debt	2,970.4	2,958.4
Debt, current portion	63.5	46.1
Debt, less current portion	$2,906.9	$2,912.3
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
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of June 27, 2020, borrowings under this facility bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of June 27, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 27, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.7 million, respectively. During the six months ended June 29, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively.
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

During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in OCI.

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(Loss) gain recognized in statement of operations	$(6.9)	$(8.1)	$(2.0)	$5.3
Loss recognized in OCI	(2.1)	(1.4)	(0.6)	(0.7)
Total (loss) gain	$(9.0)	$(9.5)	$(2.6)	$4.6
The above net foreign exchange (losses) gains recognized in the other income line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of June 27, 2020, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both June 27, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($277.1 million as of June 27, 2020, compared with $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.

As of both June 27, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $46.8 million and $50.1 million, respectively.
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended June 27, 2020			Three months ended June 29, 2019
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.4	$—	$1.4	$1.4	$—	$1.4
Reported outside of operating income:
—Interest cost	4.5	0.4	4.9	5.9	0.5	6.4
—Expected return on plan assets	(5.4)	—	(5.4)	(6.9)	—	(6.9)
—Net amortization of prior period losses (gains)	0.2	(0.4)	(0.2)	0.2	(0.3)	(0.1)
Net periodic benefit cost	$0.7	$—	$0.7	$0.6	$0.2	$0.8

Contributions	$1.5	$0.9	$2.4	$1.9	$1.0	$2.9

	Six months ended June 27, 2020			Six months ended June 29, 2019
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.8	$—	$2.8	$2.8	$—	$2.8
Reported outside of operating income:
—Interest cost	9.1	0.8	9.9	11.8	1.1	12.9
—Expected return on plan assets	(10.9)	—	(10.9)	(13.9)	—	(13.9)
—Net amortization of prior period losses (gains)	0.5	(0.7)	(0.2)	0.4	(0.6)	(0.2)
—Settlements and curtailments	—	—	—	(0.7)	—	(0.7)
Net periodic benefit cost	$1.5	$0.1	$1.6	$0.4	$0.5	$0.9

Contributions	$3.2	$2.1	$5.3	$3.4	$2.0	$5.4
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other income line in the condensed consolidated statement of operations.
For 2020 as a whole, we expect to contribute approximately $5.0 million to our defined benefit pension plans and approximately $5.5 million to our other post-retirement benefit plans.

14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and six months ended June 27, 2020, we recognized a charge of $5.7 million and $8.6 million, compared with $3.8 million and $6.4 million, respectively, in the prior year periods.
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
The SARs issued under this plan take the form of options, except that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. The remainder of the options, the premium-priced options, vest evenly over a three year period, starting two years from the grant date. All options vest subject to the participant’s continued employment by Gates on the vesting date and expire ten years after the date of grant.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

	Six months ended June 27, 2020
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	3,825,855	$7.07
—Tier II	4,405,340	$7.01
—Tier III	4,405,340	$7.01
—Tier IV	4,405,340	$10.52
—SARs	772,450	$8.72
—Share options	1,610,485	$16.69
—Premium-priced options	796,460	$19.00
	20,221,270	$9.09
Granted during the period:
—SARs	69,361	$12.08
—Share options	1,193,114	$12.55
	1,262,475	$12.52
Forfeited during the period:
—Tier I	(149,522)	$9.56
—Tier II	(509,348)	$8.03
—Tier III	(509,348)	$8.03
—Tier IV	(509,348)	$12.04
—Share options	(154,408)	$16.79
	(1,831,974)	$10.01
Expired during the period:
—Share options	(3,055)	$16.46
	(3,055)	$16.46
Exercised during the period:
—Tier I	(400,573)	$6.64
	(400,573)	$6.64
Outstanding at the end of the period:
—Tier I	3,275,760	$7.01
—Tier II	3,895,992	$6.88
—Tier III	3,895,992	$6.88
—Tier IV	3,895,992	$10.32
—SARs	841,811	$9.00
—Share options	2,646,136	$14.82
—Premium-priced options	796,460	$19.00
	19,248,143	$9.28

Exercisable at the end of the period	3,376,495	$8.65
Vested and expected to vest at the end of the period	7,513,195	$11.22
As of June 27, 2020, the aggregate intrinsic value of options that were vested or expected to vest was $11.1 million, and these options had a weighted average remaining contractual term of 7.1 years. As of June 27, 2020, the aggregate intrinsic value of options that were exercisable was $8.4 million, and these options had a weighted average remaining contractual term of 5.6 years.

As of June 27, 2020, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $11.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $25.1 million, which will be recognized on occurrence of a liquidity event as described above.
During the three and six months ended June 27, 2020, cash of $0.6 million and $2.7 million, respectively, was received in relation to the exercise of vested options, compared with $1.6 million and $0.4 million, respectively, during the three and six months ended June 29, 2019. The aggregate intrinsic value of options exercised during the three and six months ended June 27, 2020 was $0.1 million and $2.1 million, respectively, compared with $0.3 million and $2.0 million, respectively, during the three and six months ended June 29, 2019.
Summary of movements in RSUs and PRSUs outstanding

	Six months ended June 27, 2020
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	718,269	$16.20
—PRSUs	248,550	$20.07
	966,819	$17.20
Granted during the period:
—RSUs	1,182,880	$11.81
—PRSUs	365,258	$14.41
	1,548,138	$12.42
Forfeited during the period:
—RSUs	(48,274)	$16.22
—PRSUs	(42,158)	$20.07
	(90,432)	$18.01
Vested during the period:
—RSUs	(225,441)	$16.35
	(225,441)	$16.35
Outstanding at the end of the period:
—RSUs	1,627,434	$12.99
—PRSUs	571,650	$16.45
	2,199,084	$13.89
As of June 27, 2020, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $20.8 million, which is expected to be recognized over a weighted average period of 2.3 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and six months ended June 27, 2020 was $0 and $2.7 million, respectively, compared with $0 and $0.2 million, respectively, during the three and six months ended June 29, 2019.

Valuation of awards granted during the period
The grant date fair value of the options and SARs are measured using a Black-Scholes valuation model. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its initial public offering, this volatility has been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	Six months ended
	June 27, 2020	June 29, 2019
Grant date fair value:
—SARs	$4.59	$5.88
—Share options	$4.78	$5.88
—Premium-priced options	n/a	$5.65
—RSUs	$11.81	$16.39
—PRSUs	$14.41	$20.07

Inputs to the model:
—Expected volatility - SARs	37.7%	31.9%
—Expected volatility - share options	37.6%	31.9%
—Expected volatility - premium-priced options	n/a	31.9%
—Expected volatility - PRSUs	40.4%	32.8%
—Expected option life for SARs	6.0	6.0
—Expected option life for share options	6.0	6.0
—Expected option life for premium-priced options	n/a	7.0
—Risk-free interest rate:
SARs	1.25%	2.51%
Share options	1.33%	2.51%
Premium-priced options	n/a	2.53%
PRSUs	1.29%	2.48%

15. Equity
Movements in the Company’s number of shares in issue for the six months ended June 27, 2020 and June 29, 2019, respectively, were as follows:

	Six months ended
(number of shares)	June 27, 2020	June 29, 2019
Balance as of the beginning of the period	290,157,299	289,847,574
Exercise of share options	400,573	246,924
Vesting of restricted stock units, net of withholding taxes	196,984	7,153
Balance as of the end of the period	290,754,856	290,101,651
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

16. Analysis of accumulated other comprehensive loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	1.3	(159.8)	—	(158.5)	(4.1)	(162.6)
Cash flow hedges movements	—	—	(19.2)	(19.2)	—	(19.2)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	1.2	(159.8)	(19.2)	(177.8)	(4.1)	(181.9)
As of June 27, 2020	$(8.1)	$(972.1)	$(56.0)	$(1,036.2)	$(50.1)	$(1,086.3)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 29, 2018	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	42.1	—	42.1	3.8	45.9
Cash flow hedges movements	—	—	(23.3)	(23.3)	—	(23.3)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive (loss) income	(0.1)	42.1	(23.3)	18.7	3.8	22.5
As of June 29, 2019	$7.5	$(807.9)	$(35.2)	$(835.6)	$(39.8)	$(875.4)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended June 27, 2020, Gates incurred $0, compared with $2.0 million during the prior year period, and during the six months ended June 27, 2020, Gates incurred $1.7 million, compared with $3.8 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at June 27, 2020 or December 28, 2019.
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
During the periods presented, our Sponsor held an interest in Custom Truck One Source (“Custom Truck”), a provider of specialized truck and heavy equipment solutions in North America. Net sales by Gates to Custom Truck were $0.1 million during the three and six months ended June 27, 2020, compared with $0 during the three and six months ended June 29, 2019.
C. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$0.4	$0.4	$0.7	$0.7
Purchases	$(3.5)	$(3.9)	$(7.1)	$(8.0)
Amounts outstanding in respect of these transactions were receivables of $0.1 million and payables of $0.3 million as of June 27, 2020, compared with receivables of $0 and payables of $0.2 million as of December 28, 2019. No dividends were received from our equity method investees during the periods presented.
D. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$12.0	$12.4	$24.5	$25.8
Purchases	$(4.2)	$(4.9)	$(9.3)	$(10.3)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 27, 2020	As of December 28, 2019
Receivables	$3.8	$4.2
Payables	$(3.2)	$(5.9)
E. Majority-owned subsidiaries
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

18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of June 27, 2020, letters of credit totaling $46.8 million were outstanding against the asset-backed revolving facility, compared with $50.1 million as of December 28, 2019. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $5.9 million, compared with $4.1 million as of December 28, 2019.
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
C. Warranties
The following summarizes the movements in the warranty liability for the six months ended June 27, 2020 and June 29, 2019, respectively:

	Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019
Balance as of the beginning of the period	$17.7	$14.3
Charge for the period	7.2	6.8
Payments made	(4.7)	(5.8)
Released during the period	(0.8)	(0.1)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$19.3	$15.3

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above, Item 1A. “Risk Factors” in Part II of our annual report and Item 1A. “Risk Factors” in Part I of our Quarterly Report on Form 10-Q for the period ended March 28, 2020
Our Company
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
During the six months ended June 27, 2020, sales into replacement channels accounted for approximately 65% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 27, 2020, sales into first-fit channels accounted for approximately 35% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 6% of our total net sales for the six months ended June 27, 2020, with first-fit automotive sales in North America contributing less than 3% of total net sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

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
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued through the second quarter of 2020, as governments, companies and communities implemented strict measures to minimize the spread of COVID-19. We are prioritizing the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
In early February, as our business in China was being impacted, we mobilized a centralized crisis response team that developed and is tactically engaged in the implementation of our countermeasure actions across our global footprint. We are adhering to local government mandates and guidance provided by health authorities and have proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, and mandatory temperature monitoring at our facilities. We expect to continue implementing these measures and we may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
Our operations are supported largely by local supply chains. Where necessary, we have taken steps to qualify additional suppliers to ensure we are able to maintain continuity of supply. Although we have not experienced any significant disruptions to date, certain Gates suppliers have, or may in the future, temporarily close operations, delay order fulfillment or limit production due to the pandemic. Continued disruptions, shipping delays or insolvency of key vendors in our supply chain could make it difficult or more costly for us to obtain the raw materials or other inputs we need for our operations.
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time. We may continue to experience these production disruptions, which could place constraints on our ability to produce our products and meet customer demand. Of these temporary closures in the first half of 2020, the most significant for us was in Greater China, where we closed all of our production facilities for approximately three weeks, and in India, where our facilities were closed for approximately six weeks. We have since safely returned these plants to more normalized capacity. Our two largest regions of Europe and North America did not begin to see an impact from COVID-19 until late March. With large portions of the economies in these regions having effectively been shut down since the beginning of April 2020, we experienced significant year-over-year revenue declines most sharply in April, with significant month-over-month improvements in May and June.
As shelter-in-place requirements have eased in various jurisdictions, unfortunately accompanied in some cases by increases in affected individuals, there is continued progress in the fight against COVID-19, and we expect the second half of the year to improve sequentially from the second quarter. Given the magnitude of the decline we experienced in the first half of the year and the different rates of demand recovery we believe we will see across different end markets and geographies, we expect the full year to result in a revenue decline compared with the prior year. Reflecting the progress we have made recently in right-sizing the business, and in managing our cost structure in response to COVID-19, we would expect our full-year decremental margin to be an improvement from what we saw in 2019, despite the significant decline in revenue as a result of the pandemic. During this crisis, we have maintained our ability to respond to demand improvements, and while we have limited new capital expenditure, we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $415.3 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $639.7 million as of June 27, 2020. Our business also has a demonstrated ability to generate free cash flow even in challenging environments.

As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on Gates’ operations may continue to be material. In addition, see Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020 for an update to our risk factors regarding risks associated with the COVID-19 pandemic.
Despite this highly uncertain environment, our early experience in China, and more recent experience in North America and EMEA, has helped frame our response to this crisis and our focus in the remainder of 2020 will continue to be on:
•safely supporting our employees, customers and the communities in which we operate;
•actively managing what we can control in terms of our supply chains and operations;
•managing our compressible costs to the prevailing demand conditions by tightly controlling discretionary spending; and
•funding our key growth initiatives to enhance our differentiation in the market and allow us to emerge from this downturn in an even stronger competitive position.
Results for the three and six months ended June 27, 2020 compared with the results for the three and six months ended June 29, 2019
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$576.5	$809.9	$1,286.6	$1,614.8
Cost of sales	373.0	508.5	827.3	1,006.1
Gross profit	203.5	301.4	459.3	608.7
Selling, general and administrative expenses	182.9	198.0	376.3	398.5
Transaction-related income	—	(0.7)	(0.2)	(0.3)
Asset impairments	3.7	—	3.7	—
Restructuring expenses	17.2	0.3	19.1	3.6
Other operating (income) expenses	(3.7)	1.9	(1.4)	4.8
Operating income from continuing operations	3.4	101.9	61.8	202.1
Interest expense	34.3	39.2	71.0	77.3
Other income	(3.7)	(1.5)	(5.8)	(4.8)
(Loss) income from continuing operations before taxes	(27.2)	64.2	(3.4)	129.6
Income tax expense (benefit)	0.6	37.5	(15.5)	(502.2)
Net (loss) income from continuing operations	$(27.8)	$26.7	$12.1	$631.8

Adjusted EBITDA(1)	$83.2	$165.4	$204.0	$330.9
Adjusted EBITDA margin	14.4%	20.4%	15.9%	20.5%
(1) See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended June 27, 2020 were $576.5 million, down by 28.8%, or $233.4 million, compared with net sales during the prior year period of $809.9 million. Our net sales in the three months ended June 27, 2020 were adversely impacted by movements in average currency exchange rates of $19.8 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real and Mexican Peso. Excluding this impact, core sales decreased by $213.6 million, or 26.4%, during the three months ended June 27, 2020 compared with the prior year period, driven almost exclusively by lower volumes.

This decline, predominantly a function of the economic impact from the COVID-19 pandemic, occurred across all of our sales channels, with core sales to automotive and industrial customers down by $101.6 million and $111.8 million, respectively, compared with the prior year period. Regionally, North America and EMEA drove the majority of the decline, decreasing by $109.4 million and $60.4 million, respectively compared with the prior year period. Sales to Industrial First-Fit customers in North America comprised the majority of that region’s decline, decreasing by 37.8% compared with the prior year period, while sales to all EMEA channels decreased by roughly the same amount in dollar terms. Partially offsetting these declines was modest growth in Greater China, which was up by 1.8% compared with the prior year period, driven primarily by sales into the Industrial First-Fit channel, which grew by 13.5% compared with the prior year period. Construction was our weakest end market during the quarter, declining by 36.7% during the three months ended June 27, 2020, compared with the prior year period, while the Agriculture and General Industrial end markets declined more moderately at 12.6% and 17.2%, respectively, compared with the prior year period. Industrial end markets in our developed markets were generally more significantly impacted by the economic downturn, while sales into the Automotive end market decreased more significantly in emerging markets, declining by 32.2% during the three months ended June 27, 2020 compared with the prior year period.
Net sales during the six months ended June 27, 2020 were $1,286.6 million, down by 20.3%, or $328.2 million, compared with net sales during the prior year period of $1,614.8 million. Our net sales for the six months ended June 27, 2020 were adversely impacted by movements in average currency exchange rates of $33.5 million compared with the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real, Euro, Chinese Renminbi, and Mexican Peso. Excluding these impacts, core sales decreased by $294.7 million, or 18.2%, during the six months ended June 27, 2020 compared with the prior year period, driven almost exclusively by lower volumes.
Similar to the quarter, this decline in core sales was driven by the impacts from the COVID-19 pandemic and adversely affected sales to customers across all of our channels. The most significant decline in dollar terms was in North America, which decreased by $145.5 million during the six months ended June 27, 2020 compared with the prior year period, driven by weaker industrial sales, particularly in the construction end market, which was lower by 24.0% in the six months ended June 27, 2020 compared with the prior year period. Sales in EMEA and East Asia & India declined by $66.1 million and $42.6 million, respectively, during the six months ended June 27, 2020 compared with the prior year period, in both cases driven primarily by weaker sales in the automotive end market.
Cost of sales
Cost of sales for the three months ended June 27, 2020 was $373.0 million, a decrease of 26.6%, or $135.5 million, compared with $508.5 million for the prior year period. The decrease was driven primarily by lower volumes of $121.5 million, a function of the lower production due to a combination of weak demand and production facility closures resulting from the COVID-19 pandemic, in addition to favorable movements in average currency exchange rates of $9.6 million.
Cost of sales for the six months ended June 27, 2020 was $827.3 million, a decrease of 17.8%, or $178.8 million, compared with $1,006.1 million for the prior year period. Similar to the quarter, the decrease was driven primarily by lower volumes of $172.7 million.
Gross profit
Gross profit for the three months ended June 27, 2020 was $203.5 million, down 32.5% from $301.4 million for the prior year period. The decrease was driven primarily by the decreases in volumes of $90.9 million, combined with unfavorable net impacts of movements in average currency exchange rates of $10.2 million. Our gross profit margin dropped by 190 basis points to 35.3% for the three months ended June 27, 2020, compared with 37.2% for the prior year period, reflecting primarily the lower absorption of fixed costs on lower production volumes.
Gross profit for the six months ended June 27, 2020 was $459.3 million, down 24.5% from $608.7 million for the prior year period, for similar reasons to those outlined for the quarter above. Our gross profit margin dropped by 200 basis points to 35.7% for the six months ended June 27, 2020, compared with 37.7% for the prior year period, reflecting the lower absorption of fixed costs on lower production volumes.

Selling, general and administrative expenses
SG&A expenses for the three months ended June 27, 2020 were $182.9 million compared with $198.0 million for the prior year period. This decrease of $15.1 million was driven by lower travel and entertainment costs of $5.0 million, $4.8 million of favorable impacts from movements in average currency exchange rates and $4.8 million of lower variable costs related to decreased volumes.
SG&A expenses for the six months ended June 27, 2020 were $376.3 million compared with $398.5 million for the prior year period. This decrease of $22.2 million was driven primarily by lower travel, entertainment and marketing costs of $9.0 million, $6.6 million of lower variable costs related to decreased volumes, and $4.4 million of favorable impacts from movements in average currency exchange rates.
Transaction-related income
No transaction-related expenses were incurred during the three months ended June 27, 2020. Net transaction-related income of $0.7 million was recognized during the prior year period, related primarily to the release of an accrual from a prior period acquisition.
Transaction-related income for the six months ended June 27, 2020 was $0.2 million compared with net income of $0.3 million for the prior year period. The amounts in both periods related primarily to terminated or prior period acquisition activity.
Restructuring expenses
As described further under “Business Trends” above, we have accelerated and expanded upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions.
Restructuring expenses of $22.3 million and $24.2 million were recognized during the three and six months ended June 27, 2020, relating primarily to the June 2020 announcement of plans to close a manufacturing facility in Korea, the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S., Mexico and Greater China. The closure of the Korean facility, the most significant restructuring activity during the period, resulted in an accrual for severance costs of $12.8 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $3.6 million, included in the asset impairments line in the unaudited condensed consolidated statement of operations.
Restructuring expenses of $0.6 million and $3.9 million were recognized during the prior year three and six month periods, respectively, related primarily to the closure of one of our facilities in France and a strategic restructuring of part of our Asian business.
Interest expense
Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Debt:
Dollar Term Loan	$16.3	$21.2	$35.1	$41.9
Euro Term Loan	5.7	5.5	11.4	11.1
Dollar Senior Notes	8.8	8.4	17.6	17.0
Other loans	0.1	0.3	0.1	0.3
	30.9	35.4	64.2	70.3
Amortization of deferred issuance costs	2.5	3.0	4.9	5.5
Other interest expense	0.9	0.8	1.9	1.5
	$34.3	$39.2	$71.0	$77.3
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three and six months ended June 27, 2020 decreased when compared with the equivalent prior year period due primarily to the lower interest rates applicable on the floating rate Dollar Term Loan.

Other income
Our other income was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest income on bank deposits	$(0.7)	$(1.1)	$(2.7)	$(2.2)
Foreign currency (gain) loss on net debt and hedging instruments	(2.2)	0.3	(1.9)	(0.6)
Net adjustments related to post-retirement benefits	(0.7)	(0.6)	(1.2)	(1.9)
Other	(0.1)	(0.1)	—	(0.1)
	$(3.7)	$(1.5)	$(5.8)	$(4.8)
Other income for the three and six months ended June 27, 2020 was $3.7 million and $5.8 million, compared with $1.5 million and $4.8 million, respectively, in the prior year periods. These changes were driven primarily by net movements in foreign currency exchange rates on net debt and hedging instruments, in addition to, in the six months ended June 29, 2019, a $0.7 million settlement gain recognized in relation to the closure of one of our facilities in France.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 27, 2020, we had an income tax expense of $0.6 million on pre-tax loss of $27.2 million, which resulted in an effective tax rate of (2.2)%, compared with an income tax expense of $37.5 million on pre-tax income of $64.2 million, which resulted in an effective tax rate of 58.4% for the three months ended June 29, 2019.
For the six months ended June 27, 2020, we had an income tax benefit of $15.5 million on pre-tax loss of $3.4 million, which resulted in an effective tax rate of 455.9%, compared with an income tax benefit of $502.2 million on pre-tax income of $129.6 million, which resulted in an effective tax rate of (387.5)% for the six months ended June 29, 2019.
The decrease in the effective tax rate for the three months ended June 27, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete tax expense of $25.3 million related to revaluing our deferred tax assets to reflect the reduction in the Luxembourg corporate tax rate from 18% to 17%. In addition, during the three months ended June 27, 2020, we incurred $18.5 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
The increase in the effective tax rate for the six months ended June 27, 2020 compared with the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $610.6 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $65.1 million related to unrecognized tax benefits resulting primarily from the European business reorganization, and by a discrete tax expense of $25.3 million related to the reduction in the Luxembourg corporate tax rate. The current year rate is driven mainly by discrete tax benefits of $24.7 million, related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, during the six months ended June 27, 2020, we incurred $18.5 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
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
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 27, 2020 was $83.2 million, a decrease of 49.7% or $82.2 million, compared with the prior year period Adjusted EBITDA of $165.4 million. The Adjusted EBITDA margin was 14.4% for the three months ended June 27, 2020, a 600 basis point decrease from the prior year period margin of 20.4%. The decrease in Adjusted EBITDA was driven primarily by a $86.1 million impact from reduced volumes as described above.
Adjusted EBITDA for the six months ended June 27, 2020 was $204.0 million, a decrease of 38.3% or $126.9 million, compared with Adjusted EBITDA of $330.9 million for the prior year period. Adjusted EBITDA margin was 15.9% for the six months ended June 27, 2020, a 460 basis point decrease from the prior year period margin of 20.5%. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily by the impact from reduced volumes.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (64.2% and 63.0%, respectively, of Gates’ net sales for the three and six months ended June 27, 2020)

	Three months ended
(dollars in millions)	June 27, 2020	June 29, 2019	Period over period change
Net sales	$370.0	$501.5	(26.2%)
Adjusted EBITDA	$57.7	$105.6	(45.4%)
Adjusted EBITDA margin	15.6%	21.1%

	Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	Period over period change
Net sales	$811.2	$1,001.0	(19.0%)
Adjusted EBITDA	$137.2	$215.5	(36.3%)
Adjusted EBITDA margin	16.9%	21.5%
Net sales in Power Transmission for the three months ended June 27, 2020 were $370.0 million, a decrease of 26.2%, or $131.5 million, when compared with prior year period net sales of $501.5 million. Excluding the adverse impact of movements in average currency exchange rates of $12.4 million, core sales decreased by 23.7%, or $119.1 million, compared with the prior year period, driven almost exclusively by lower volumes.
Net sales in Power Transmission for the six months ended June 27, 2020 were $811.2 million, a decrease of 19.0%, or $189.8 million, when compared with the prior year period net sales of $1,001.0 million. Excluding the adverse impact of movements in average currency exchange rates of $21.9 million, core sales decreased by 16.8%, or $167.9 million, compared with the prior year period, driven almost exclusively by lower volumes.
Power Transmission’s core sales declines in both the three and six months ended June 27, 2020 were driven by lower sales to customers across all of our channels as a result of a combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic. In particular, sales to customers in the automotive channels declined significantly, driven by weakness in North America and EMEA. Greater China provided modest growth in the three months ended June 27, 2020 compared with the prior year period, primarily from sales to our industrial customers, while the automotive end market in Greater China also improved sequentially by 20.2% compared with the first quarter of 2020.
Our Power Transmission Adjusted EBITDA for the three months ended June 27, 2020 was $57.7 million, a decrease of 45.4% or $47.9 million, compared with prior year period Adjusted EBITDA of $105.6 million. The decrease in Adjusted EBITDA was driven primarily by lower volumes of $49.9 million. Adjusted EBITDA margin for the three months ended June 27, 2020 was 15.6%, a 550 basis point decline from the prior year period Adjusted EBITDA margin of 21.1%, driven by the lower volumes and the resulting lower fixed cost absorption.
Our Power Transmission Adjusted EBITDA for the six months ended June 27, 2020 was $137.2 million, a decrease of 36.3% or $78.3 million, compared with the prior year period Adjusted EBITDA of $215.5 million. Adjusted EBITDA margin for the six months ended June 27, 2020 was 16.9%, a 460 basis point decline from the prior year period Adjusted EBITDA margin of 21.5%. Similar to the quarter, these decreases compared with the prior year periods were driven by lower volumes and the resulting lower fixed cost absorption.
Fluid Power (35.8% and 37.0%, respectively, of Gates’ net sales for the three and six months ended June 27, 2020)

	Three months ended
(dollars in millions)	June 27, 2020	June 29, 2019	Period over period change
Net sales	$206.5	$308.4	(33.0%)
Adjusted EBITDA	$25.5	$59.8	(57.4%)
Adjusted EBITDA margin	12.3%	19.4%

	Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	Period over period change
Net sales	$475.4	$613.8	(22.5%)
Adjusted EBITDA	$66.8	$115.4	(42.1%)
Adjusted EBITDA margin	14.1%	18.8%
Net sales in Fluid Power for the three months ended June 27, 2020 were $206.5 million, a decrease of 33.0%, or $101.9 million, compared with net sales during the prior year period of $308.4 million. Excluding the adverse impact of movements in average currency exchange rates of $7.4 million, core sales decreased by 30.6%, or $94.5 million, compared with the prior year period, driven almost exclusively by lower volumes.

Net sales in Fluid Power for the six months ended June 27, 2020 were $475.4 million, a decrease of 22.5%, or $138.4 million, compared with net sales during the prior year period of $613.8 million. Excluding the adverse impact of movements in average currency exchange rates of $11.6 million, core sales decreased by 20.7%, or $126.8 million, compared with the prior year period, driven almost exclusively by lower volumes.
The core sales decline in the three and six months ended June 27, 2020 was driven primarily by lower sales to our industrial customers, across all regions, except for Greater China, which grew in total by 6.8% during the three months ended June 27, 2020 compared with the prior year period. The combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic impacted all of our end markets, but particularly construction, which declined during the three and six months ended June 27, 2020 by 41.4% and 27.9%, respectively, compared with the prior year periods.
 Adjusted EBITDA for the three months ended June 27, 2020 was $25.5 million, a decrease of 57.4%, or $34.3 million, compared with the prior year period Adjusted EBITDA of $59.8 million. The decrease in Adjusted EBITDA was driven primarily by lower volumes of $36.2 million. The Adjusted EBITDA margin decreased by 710 basis points, driven by the lower volumes and the resulting lower fixed cost absorption.
 Adjusted EBITDA for the six months ended June 27, 2020 was $66.8 million, a decrease of 42.1%, or $48.6 million, compared with the prior year period Adjusted EBITDA of $115.4 million. The Adjusted EBITDA margin decreased by 470 basis points. Similar to the quarter, these decreases compared with the prior year periods were driven by lower volumes and the resulting lower fixed cost absorption.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. While we have seen a decline in our business in the first half of 2020, and the duration and extent of the impacts of the COVID-19 pandemic on our business are difficult to predict, we do not currently anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Further, we do not have any meaningful debt maturities until 2024 and we do not currently expect to need to draw down under our committed lines of credit in the foreseeable future. We therefore believe that as of June 27, 2020, we have adequate liquidity and capital resources for the next twelve months.

Cash Flow
Six months ended June 27, 2020 compared with the six months ended June 29, 2019
Cash provided by operations was $71.6 million during the six months ended June 27, 2020 compared with cash provided by operations of $63.8 million during the prior year period. This increase was driven primarily by lower cash interest and tax payments, offset partially by lower operating performance due to the current demand environment. Interest paid was lower at $48.5 million during the six months ended June 27, 2020, compared with $80.0 million in the prior year period, due primarily to the timing of quarterly interest payments on the term loans as well as the absence of the usual biannual January interest payment on the Dollar Senior Notes as a result of the refinancing completed in November 2019. Net income taxes paid were also lower, with $16.6 million paid during the six months ended June 27, 2020 compared with $61.9 million in the prior year period, largely a function of refunds received and lower interim tax payments based on the decrease in taxable profits.
Net cash used in investing activities during the six months ended June 27, 2020 was $37.1 million, compared with $47.5 million in the prior year. This decrease was driven by lower capital expenditures, which decreased by $14.5 million from $42.1 million in the six months ended June 29, 2019 to $27.6 million in the six months ended June 27, 2020.
Net cash used in financing activities was $18.9 million during the six months ended June 27, 2020, compared with $31.3 million in the prior year. This decrease was driven primarily by an additional quarterly amortization payment on our term loans in the prior year period due to the timing of our fiscal year end. In addition, dividend payments of $15.0 million were made to non-controlling shareholders of certain majority-owned subsidiaries in the prior year period, compared with $9.9 million in the current period.
Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 27,2020	As of December 28, 2019	As of June 27,2020	As of December 28, 2019
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,388.8	$2,395.0	$2,407.1	$2,416.8
—Unsecured
Senior Notes (U.S. dollar)	581.4	563.2	568.0	568.0
Other debt	0.2	0.2	0.2	0.2
	$2,970.4	$2,958.4	$2,975.3	$2,985.0
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024. These term loan facilities bear interest at a floating rate. As of June 27, 2020, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of June 27, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the six months ended June 27, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $8.7 million and $3.7 million, respectively. During the six months ended June 29, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively.

During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in other comprehensive income (“OCI”).

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(Loss) gain recognized in statement of operations	$(6.9)	$(8.1)	$(2.0)	$5.3
Loss recognized in OCI	(2.1)	(1.4)	(0.6)	(0.7)
Total (loss) gain	$(9.0)	$(9.5)	$(2.6)	$4.6
The above net foreign exchange (losses) gains recognized in the other income line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
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
As of both June 27, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($277.1 million as of June 27, 2020, compared with $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.

As of both June 27, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $46.8 million and $50.1 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended June 27, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 64% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 27, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 52% of our total assets and approximately 20% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the six months ended June 27, 2020, our net debt decreased by $14.1 million from $2,349.7 million as of December 28, 2019 to $2,335.6 million as of June 27, 2020. This was due to movements in foreign currency exchange rates, which had a favorable net impact of $14.1 million on net debt during the six months ended June 27, 2020, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of June 27, 2020, our asset-backed revolving credit facility had a borrowing base of $277.1 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $46.8 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $415.3 million, in addition to cash balances of $639.7 million.
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
•transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;
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
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income from continuing operations	$(27.8)	$26.7	$12.1	$631.8
Income tax expense (benefit)	0.6	37.5	(15.5)	(502.2)
Net interest and other expenses	30.6	37.7	65.2	72.5
Depreciation and amortization	54.7	56.2	109.6	112.3
EBITDA	58.1	158.1	171.4	314.4
Transaction-related income	—	(0.7)	(0.2)	(0.3)
Asset impairments	3.7	—	3.7	—
Restructuring expenses	17.2	0.3	19.1	3.6
Share-based compensation expense	5.7	3.8	8.6	6.4
Sponsor fees (included in other operating expenses)	—	2.0	1.7	3.8
Inventory impairments (included in cost of sales)	1.4	0.3	1.4	0.3
Severance expenses (included in cost of sales)	0.5	0.5	0.6	0.5
Severance expenses (included in SG&A)	0.3	1.4	0.8	1.2
Other items not directly related to current operations	(3.7)	(0.3)	(3.1)	1.0
Adjusted EBITDA	$83.2	$165.4	$204.0	$330.9

Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Six months ended
(dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$576.5	$809.9	$1,286.6	$1,614.8
Adjusted EBITDA	$83.2	$165.4	$204.0	$330.9
Adjusted EBITDA margin	14.4%	20.4%	15.9%	20.5%
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

	Three months ended June 27, 2020
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended June 27, 2020	$370.0	$206.5	$576.5
Impact on net sales of movements in currency rates	12.4	7.4	19.8
Core revenue for the three months ended June 27, 2020	$382.4	$213.9	$596.3

Net sales for the three months ended June 29, 2019	501.5	308.4	809.9
Decrease in net sales on a core basis (core revenue)	$(119.1)	$(94.5)	$(213.6)

Core revenue growth	(23.7%)	(30.6%)	(26.4%)

	Six months ended June 27, 2020
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the six months ended June 27, 2020	$811.2	$475.4	$1,286.6
Impact on net sales of movements in currency rates	21.9	11.6	33.5
Core revenue for the six months ended June 27, 2020	$833.1	$487.0	$1,320.1

Net sales for the six months ended June 29, 2019	1,001.0	613.8	1,614.8
Decrease in net sales on a core basis (core revenue)	$(167.9)	$(126.8)	$(294.7)

Core revenue growth	(16.8%)	(20.7%)	(18.2%)
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

Net debt represents the net total of:
• the principal amount of our debt; and
• the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of June 27,2020	As of December 28, 2019
Principal amount of debt	$2,975.3	$2,985.0
Less: Cash and cash equivalents	(639.7)	(635.3)
Net debt	$2,335.6	$2,349.7
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of June 27,2020	As of December 28, 2019
Principal amount of debt	$2,975.3	$2,985.0
Accrued interest	32.6	15.2
Deferred issuance costs	(37.5)	(41.8)
Carrying amount of debt	$2,970.4	$2,958.4
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $17.9 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $0.9 million and $9.2 million as of June 27, 2020 and December 28, 2019, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $3.4 million and $2.0 million as of June 27, 2020 and December 28, 2019, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 27, 2020, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020, and in Item 1A “Risk Factors” in Part I of the Company’s annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in these filings are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the reports described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
3/29/2020 - 4/30/2020	—	$—	N/A	N/A
5/1/2020 - 5/31/2020	603,000	$8.97	N/A	N/A
6/1/2020 - 6/27/2020	—	$—	N/A	N/A
Total	603,000	$8.97	N/A	N/A
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
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 27, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2020 and June 29, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2020 and June 29, 2019, (iii) Condensed Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2020 and June 29, 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

Date: August 5, 2020