Form 10-Q
period 2020-09-26
Gates Industrial Corp plc
filed 2020-11-04
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 30, 2020, there were 290,790,001 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “annual report”) and in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020, in each case as filed with the Securities and Exchange Commission (the “SEC”), which include the following: the duration and severity of and governmental, market and individual responses to the novel coronavirus (“COVID-19”) pandemic; conditions in the global and regional economy and the major end markets we serve; economic, political and other risks associated with international operations, including exchange rate fluctuations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and product innovations; our cost-reduction actions; litigation, legal or regulatory proceedings brought against us; enforcement of our intellectual property rights; recalls, product liability claims or product warranties claims; anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; our decentralized information technology systems and any interruptions to our computer and IT systems; environmental, health and safety laws and regulations; insurance coverage of future losses we may incur; lives of products used in our end markets as well as the development of replacement markets; our ability to successfully integrate acquired businesses or assets; our reliance on senior management or key personnel; our ability to maintain and enhance our brand; work stoppages and other labor matters; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; terrorist acts, conflicts and wars; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; additional cash contributions we may be required to make to our defined benefit pension plans; the loss or financial instability of any significant customer or customers; changes in legislative, regulatory and legal developments involving taxes and other matters; our substantial leverage; and the significant influence of our majority shareholders, affiliates of The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
ii

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$712.2	$746.6	$1,998.8	$2,361.4
Cost of sales	438.6	474.2	1,265.9	1,480.3
Gross profit	273.6	272.4	732.9	881.1
Selling, general and administrative expenses	195.4	191.9	571.7	590.4
Transaction-related expenses	5.4	1.0	5.2	0.7
Asset impairments	1.4	0.7	5.1	0.7
Restructuring expenses	7.3	0.3	26.4	3.9
Other operating expenses (income)	0.2	1.8	(1.2)	6.6
Operating income from continuing operations	63.9	76.7	125.7	278.8
Interest expense	38.3	37.2	109.3	114.5
Other income	(4.1)	(2.4)	(9.9)	(7.2)
Income from continuing operations before taxes	29.7	41.9	26.3	171.5
Income tax (benefit) expense	(16.0)	4.4	(31.5)	(497.8)
Net income from continuing operations	45.7	37.5	57.8	669.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.1	0.1	0.3	0.6
Net income	45.6	37.4	57.5	668.7
Less: non-controlling interests	3.7	1.9	2.4	(2.0)
Net income attributable to shareholders	$41.9	$35.5	$55.1	$670.7

Earnings per share
Basic
Earnings per share from continuing operations	$0.14	$0.12	$0.19	$2.31
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.14	$0.12	$0.19	$2.31

Diluted
Earnings per share from continuing operations	$0.14	$0.12	$0.19	$2.30
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.14	$0.12	$0.19	$2.30
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$45.6	$37.4	$57.5	$668.7
Other comprehensive income (loss)
Foreign currency translation:
––Net translation gain (loss) on foreign operations, net of tax expense, respectively, of $0.1, $0.3, $0.1 and $0.6	80.5	(94.7)	(80.3)	(49.6)
––(Loss) gain on net investment hedges, net of tax expense, respectively, of $0, $0, $0 and $0	(15.7)	13.3	(17.5)	14.1
Total foreign currency translation movements	64.8	(81.4)	(97.8)	(35.5)
Cash flow hedges (Interest rate derivatives):
––Loss arising in the period, net of tax benefit, respectively, of $0.5, $0.9, $4.2 and $5.2	(3.3)	(4.0)	(26.1)	(27.6)
––Reclassification to net income, net of tax expense, respectively, of $0, $0, $0 and $0	4.5	0.9	8.1	1.2
Total cash flow hedges movements	1.2	(3.1)	(18.0)	(26.4)
Post-retirement benefits:
––Reclassification of prior year actuarial movements to net income, net of tax expense, respectively, of $0, $0, $0.1 and $0.1	—	(0.1)	(0.1)	(0.2)
Total post-retirement benefits movements	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss)	66.0	(84.6)	(115.9)	(62.1)
Comprehensive income (loss) for the period	$111.6	$(47.2)	$(58.4)	$606.6

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$95.9	$(37.4)	$(68.5)	$617.0
—Loss arising from discontinued operations	(0.1)	(0.1)	(0.3)	(0.6)
	95.8	(37.5)	(68.8)	616.4
Comprehensive income (loss) attributable to non-controlling interests	15.8	(9.7)	10.4	(9.8)
	$111.6	$(47.2)	$(58.4)	$606.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 26, 2020	As of December 28, 2019
Assets
Current assets
Cash and cash equivalents	$672.3	$635.3
Trade accounts receivable, net	710.2	694.7
Inventories	486.4	475.1
Taxes receivable	33.5	22.1
Prepaid expenses and other assets	143.7	131.4
Total current assets	2,046.1	1,958.6
Non-current assets
Property, plant and equipment, net	677.0	727.9
Goodwill	2,021.8	2,060.5
Pension surplus	31.9	38.1
Intangible assets, net	1,779.1	1,876.0
Operating lease right-of-use assets	123.0	123.0
Taxes receivable	20.4	23.0
Deferred income taxes	620.4	587.1
Other non-current assets	16.0	17.1
Total assets	$7,335.7	$7,411.3
Liabilities and equity
Current liabilities
Debt, current portion	$50.3	$46.1
Trade accounts payable	339.4	374.7
Taxes payable	20.0	48.5
Accrued expenses and other current liabilities	244.2	188.8
Total current liabilities	653.9	658.1
Non-current liabilities
Debt, less current portion	2,927.8	2,912.3
Post-retirement benefit obligations	137.8	151.2
Lease liabilities	115.8	116.2
Taxes payable	102.5	108.8
Deferred income taxes	332.1	369.3
Other non-current liabilities	110.6	84.7
Total liabilities	4,380.5	4,400.6
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,787,170 (December 28, 2019: authorized shares: 3,000,000,000; outstanding shares: 290,157,299)	2.9	2.9
—Additional paid-in capital	2,450.8	2,434.5
—Accumulated other comprehensive loss	(982.3)	(858.4)
—Retained earnings	1,127.1	1,072.0
Total shareholders’ equity	2,598.5	2,651.0
Non-controlling interests	356.7	359.7
Total equity	2,955.2	3,010.7
Total liabilities and equity	$7,335.7	$7,411.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019
Cash flows from operating activities
Net income	$57.5	$668.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	163.2	167.4
Non-cash currency transaction loss (gain) on debt and hedging instruments	18.4	(29.2)
Other net non-cash financing (income) expenses	(9.7)	31.2
Share-based compensation expense	13.5	10.5
Decrease in post-employment benefit obligations, net	(8.1)	(6.4)
Deferred income taxes	(40.3)	(635.6)
Asset impairments	6.5	0.7
Other operating activities	6.9	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(24.5)	(4.0)
—(Increase) decrease in inventories	(19.0)	25.2
—Decrease in accounts payable	(33.4)	(90.4)
—Decrease (increase) in prepaid expenses and other assets	2.7	(29.8)
—(Decrease) increase in taxes payable	(44.4)	48.2
—Increase (decrease) in other liabilities	38.2	(14.0)
Net cash provided by operations	127.5	145.2
Cash flows from investing activities
Purchases of property, plant and equipment	(39.0)	(50.5)
Purchases of intangible assets	(6.6)	(8.0)
Purchases of investments	—	(11.7)
Cash paid under corporate-owned life insurance policies	(9.8)	(9.5)
Cash received under corporate-owned life insurance policies	1.5	9.8
Other investing activities	0.3	0.3
Net cash used in investing activities	(53.6)	(69.6)
Cash flows from financing activities
Issuance of shares	2.8	1.7
Payments of long-term debt	(18.6)	(18.9)
Debt issuance costs paid	(0.3)	—
Dividends paid to non-controlling interests	(13.5)	(24.5)
Other financing activities	(2.1)	1.6
Net cash used in financing activities	(31.7)	(40.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.1)	(2.8)
Net increase in cash and cash equivalents and restricted cash	38.1	32.7
Cash and cash equivalents and restricted cash at the beginning of the period	636.6	424.6
Cash and cash equivalents and restricted cash at the end of the period	$674.7	$457.3
Supplemental schedule of cash flow information
Interest paid	$96.8	$112.5
Income taxes paid, net	$37.3	$90.4
Accrued capital expenditures	$1.1	$1.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 26, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 27, 2020	$2.9	$2,445.4	$(1,036.2)	$1,085.2	$2,497.3	$344.4	$2,841.7

Net income	—	—	—	41.9	41.9	3.7	45.6
Other comprehensive income	—	—	53.9	—	53.9	12.1	66.0
Total comprehensive income	—	—	53.9	41.9	95.8	15.8	111.6
Other changes in equity:
—Issuance of shares	—	0.1	—	—	0.1	—	0.1
—Share-based compensation	—	5.3	—	—	5.3	0.1	5.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
As of September 26, 2020	$2.9	$2,450.8	$(982.3)	$1,127.1	$2,598.5	$356.7	$2,955.2

	Three months ended September 28, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 29, 2019	$2.9	$2,426.4	$(835.6)	$1,017.1	$2,610.8	$371.8	$2,982.6

Net income	—	—	—	35.5	35.5	1.9	37.4
Other comprehensive loss	—	—	(73.0)	—	(73.0)	(11.6)	(84.6)
Total comprehensive (loss) income	—	—	(73.0)	35.5	(37.5)	(9.7)	(47.2)
Other changes in equity:
—Issuance of shares	—	0.1	—	—	0.1	—	0.1
—Share-based compensation	—	4.0	—	—	4.0	—	4.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(9.5)	(9.5)
As of September 28, 2019	$2.9	$2,430.5	$(908.6)	$1,052.6	$2,577.4	$352.6	$2,930.0

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Continued)

	Nine months ended September 26, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7

Net income	—	—	—	55.1	55.1	2.4	57.5
Other comprehensive (loss) income	—	—	(123.9)	—	(123.9)	8.0	(115.9)
Total comprehensive (loss) income	—	—	(123.9)	55.1	(68.8)	10.4	(58.4)
Other changes in equity:
—Issuance of shares	—	2.6	—	—	2.6	—	2.6
—Share-based compensation	—	13.7	—	—	13.7	0.1	13.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.5)	(13.5)
As of September 26, 2020	$2.9	$2,450.8	$(982.3)	$1,127.1	$2,598.5	$356.7	$2,955.2

	Nine months ended September 28, 2019

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7

Net income (loss)	—	—	—	670.7	670.7	(2.0)	668.7
Other comprehensive loss	—	—	(54.3)	—	(54.3)	(7.8)	(62.1)
Total comprehensive (loss) income	—	—	(54.3)	670.7	616.4	(9.8)	606.6
Other changes in equity:
—Issuance of shares	—	1.7	—	—	1.7	—	1.7
—Share-based compensation	—	10.7	—	—	10.7	—	10.7
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(24.5)	(24.5)
As of September 28, 2019	$2.9	$2,430.5	$(908.6)	$1,052.6	$2,577.4	$352.6	$2,930.0
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of September 26, 2020 and December 28, 2019 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from June 28, 2020 to September 26, 2020, with comparative information for the 91 day period from June 30, 2019 to September 28, 2019 and for the 273 day period from December 29, 2019 to September 26, 2020, with comparative information for the 273 day period from December 30, 2018 to September 28, 2019.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 26, 2020 and the results of its operations and cash flows for the periods ended September 26, 2020 and September 28, 2019. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued through the third quarter of 2020, although to a lessening degree as it impacts our business, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”). As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on the Company’s operations may continue to be material but cannot be reasonably estimated at this time.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 26, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
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
As of September 26, 2020 and December 28, 2019, trade accounts receivable were stated net of an allowance for credit losses of $6.0 million and $8.6 million, respectively.
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

	Net sales
	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Power Transmission	$469.2	$474.4	$1,280.4	$1,475.4
Fluid Power	243.0	272.2	718.4	886.0
Continuing operations	$712.2	$746.6	$1,998.8	$2,361.4
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Net sales
	Three months ended September 26, 2020		Three months ended September 28, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$138.1	$126.1	$141.3	$143.0
North America, excluding U.S.	40.3	37.0	41.6	43.5
United Kingdom (“U.K.”)	12.3	7.6	10.1	8.6
EMEA(1), excluding U.K.	130.4	35.3	123.6	40.5
East Asia and India	60.3	15.2	70.1	17.8
Greater China	74.4	14.7	70.6	10.0
South America	13.4	7.1	17.1	8.8
Net sales	$469.2	$243.0	$474.4	$272.2

	Net sales
	Nine months ended September 26, 2020		Nine months ended September 28, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$397.3	$378.3	$447.7	$461.9
North America, excluding U.S.	104.4	105.9	126.1	137.2
United Kingdom (“U.K.”)	29.7	17.9	33.6	29.0
EMEA(1), excluding U.K.	352.2	111.0	388.2	133.5
East Asia and India	173.6	42.3	217.3	56.9
Greater China	188.0	45.2	211.1	42.3
South America	35.2	17.8	51.4	25.2
Net sales	$1,280.4	$718.4	$1,475.4	$886.0
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Net sales
	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Developed	$452.8	$486.6	$1,301.2	$1,564.4
Emerging	259.4	260.0	697.6	797.0
Net sales	$712.2	$746.6	$1,998.8	$2,361.4

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
•the net gain or loss on disposals and on the exit of businesses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Adjusted EBITDA
	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Power Transmission	$99.3	$99.7	$236.5	$315.2
Fluid Power	40.7	45.3	107.5	160.7
Continuing operations	$140.0	$145.0	$344.0	$475.9
Reconciliation of net (loss) income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income from continuing operations	$45.7	$37.5	$57.8	$669.3
Income tax (benefit) expense	(16.0)	4.4	(31.5)	(497.8)
Income from continuing operations before taxes	29.7	41.9	26.3	171.5
Interest expense	38.3	37.2	109.3	114.5
Other income	(4.1)	(2.4)	(9.9)	(7.2)
Operating income from continuing operations	63.9	76.7	125.7	278.8
Depreciation and amortization	53.6	55.1	163.2	167.4
Transaction-related expenses (1)	5.4	1.0	5.2	0.7
Asset impairments	1.4	0.7	5.1	0.7
Restructuring expenses	7.3	0.3	26.4	3.9
Share-based compensation expense	4.9	4.1	13.5	10.5
Sponsor fees (included in other operating expenses)	0.2	1.1	1.9	4.9
Inventory impairments (included in cost of sales)	—	1.0	1.4	1.3
Severance expenses (included in cost of sales)	0.3	2.5	0.9	3.0
Severance expenses (included in SG&A)	3.0	1.8	3.8	3.0
Other items not directly related to current operations	—	0.7	(3.1)	1.7
Adjusted EBITDA	$140.0	$145.0	$344.0	$475.9
(1)    Transaction-related expenses relates primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses and debt refinancings.

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

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Restructuring expenses:
—Severance expenses	$3.3	$0.4	$17.1	$3.3
—Non-severance labor and benefit expenses	1.8	—	2.6	—
—Consulting expenses	0.3	0.1	1.2	1.4
—Other restructuring expenses	1.9	(0.2)	5.5	(0.8)
	7.3	0.3	26.4	3.9
Restructuring expenses in asset impairments:
—Impairment of fixed assets	1.4	0.7	5.1	0.7

Restructuring expenses in cost of sales:
—Impairment of inventory	—	1.0	1.4	1.3
Total restructuring expenses	$8.7	$2.0	$32.9	$5.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$0.3	$2.5	$0.9	$3.0
—Severance expenses included in SG&A	3.0	1.8	3.8	3.0
Total expenses related to other strategic initiatives	$3.3	$4.3	$4.7	$6.0
Restructuring and other strategic initiatives during the three and nine months ended September 26, 2020 related primarily to the closure of a manufacturing facility in Korea, a European project involving office and distribution center closures or downsizings and implementation of a regional shared service center, and the closure of two North American manufacturing facilities, in addition to reductions in workforce, primarily in North America. The closure of the Korean facility, the most significant restructuring activity during the nine months ended September 26, 2020, resulted in severance costs of $12.8 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million, included in the asset impairments line in the unaudited condensed consolidated statement of operations.
Expenses incurred in connection with our restructuring and other strategic initiatives during the three and nine months ended September 28, 2019 related primarily to reductions in force across all regions and impairments of inventory and fixed assets related to facility closures in countries including France, the U.S., Turkey and Australia. Also included in the prior year nine month period were $1.4 million of professional fees relating primarily to the closure of one of our facilities in France, the reorganization of our European corporate center, and a strategic restructuring of part of our Asian business.

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Power Transmission	$5.4	$0.3	$25.4	$3.5
Fluid Power	3.3	1.7	7.5	2.4
Continuing operations	$8.7	$2.0	$32.9	$5.9
The following summarizes the reserve for restructuring expenses for the nine months ended September 26, 2020 and September 28, 2019, respectively:

	Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019
Balance as of the beginning of the period	$2.9	$2.6
Utilized during the period	(18.3)	(4.0)
Net charge for the period	26.9	3.9
Released during the period	(0.5)	—
Foreign currency translation	0.4	(0.1)
Balance as of the end of the period	$11.4	$2.4
Restructuring reserves, which are expected to be utilized during the remainder of 2020 and in 2021, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 26, 2020, we had an income tax benefit of $16.0 million on pre-tax income of $29.7 million, which resulted in an effective tax rate of (53.9)%, compared to an income tax expense of $4.4 million on pre-tax income of $41.9 million, which resulted in an effective tax rate of 10.5% for the three months ended September 28, 2019.
For the nine months ended September 26, 2020, we had an income tax benefit of $31.5 million on pre-tax income of $26.3 million, which resulted in an effective tax rate of (119.8)%, compared to an income tax benefit of $497.8 million on pre-tax income of $171.5 million, which resulted in an effective tax rate of (290.3)% for the nine months ended September 28, 2019.
The decrease in the effective tax rate for the three months ended September 26, 2020 compared to the prior year period was due to discrete tax benefits in the current period of $8.9 million primarily related to the release of valuation allowance on disallowed interest carryforwards in various jurisdictions and $5.8 million from law changes in the U.S., as well as the recognition in the prior year of a discrete tax expense of $5.3 million related to changes in previously released valuation allowances during the year.

The increase in the effective tax rate for the nine months ended September 26, 2020 compared to the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $605.1 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $65.6 million related to unrecognized tax benefits resulting primarily from the European business reorganization, and by a discrete expense of $25.1 million related to the reduction in the Luxembourg corporate tax rate. The current year rate is driven mainly by discrete tax benefits of $24.7 million related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany, $8.9 million primarily related to the release of valuation allowance on disallowed interest carryforwards in various jurisdictions, $5.8 million from law changes in the U.S., and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, during the nine months ended September 26, 2020, we incurred $19.6 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of September 26, 2020, it is more likely than not that deferred tax assets in the U.K., Luxembourg and Belgium totaling $26.0 million are realizable. Accordingly, we discretely recognized $13.2 million of our deferred tax assets in the quarter, while the remaining $12.8 million will be recognized during the year through the effective tax rate.
The deferred tax assets above relate to disallowed interest carryforwards in these jurisdictions which have no expiration. As a result of changes in estimates of future taxable profits, primarily due to the impact of anticipated changes to the composition of our intercompany financing arrangements, our judgment changed regarding valuation allowances on these deferred tax assets. The change in estimates and resulting change in judgment relate to the evaluation of proposed international tax law changes advanced during the period.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our financial statements.

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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income attributable to shareholders	$41.9	$35.5	$55.1	$670.7

Weighted average number of shares outstanding	290,769,392	290,109,231	290,634,292	290,032,416
Dilutive effect of share-based awards	1,672,207	1,003,871	1,249,143	1,634,515
Diluted weighted average number of shares outstanding	292,441,599	291,113,102	291,883,435	291,666,931

Number of anti-dilutive shares excluded from the diluted (loss) earnings per share calculation	3,896,143	3,623,701	5,811,571	3,686,986

Basic earnings per share	$0.14	$0.12	$0.19	$2.31
Diluted earnings per share	$0.14	$0.12	$0.19	$2.30

7. Inventories

(dollars in millions)	As of September 26, 2020	As of December 28, 2019
Raw materials and supplies	$126.9	$118.9
Work in progress	35.9	33.6
Finished goods	323.6	322.6
Total inventories	$486.4	$475.1

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2019	$1,377.5	$683.0	$2,060.5
Foreign currency translation	(7.3)	(31.4)	(38.7)
As of September 26, 2020	$1,370.2	$651.6	$2,021.8

9. Intangible assets

	As of September 26, 2020			As of December 28, 2019
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,009.3	$(742.3)	$1,267.0	$2,021.8	$(656.3)	$1,365.5
—Technology	90.6	(88.3)	2.3	90.8	(87.8)	3.0
—Capitalized software	86.9	(46.5)	40.4	76.1	(38.0)	38.1
	2,186.8	(877.1)	1,309.7	2,188.7	(782.1)	1,406.6
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,700.2	$(921.1)	$1,779.1	$2,702.1	$(826.1)	$1,876.0
During the three months ended September 26, 2020, the amortization expense recognized in respect of intangible assets was $32.5 million, compared to $32.4 million for the three months ended September 28, 2019. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $17.9 million for the three months ended September 26, 2020, compared to a decrease of $21.0 million for the three months ended September 28, 2019.
During the nine months ended September 26, 2020, the amortization expense recognized in respect of intangible assets was $96.4 million, compared to $97.5 million for the nine months ended September 28, 2019. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $9.3 million for the nine months ended September 26, 2020, compared to a decrease of $13.0 million for the nine months ended September 28, 2019.
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

The period end fair values of derivative financial instruments were as follows:

	As of September 26, 2020					As of December 28, 2019
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$1.1	$—	$—	$(27.0)	$(25.9)	$4.2	$—	$—	$(19.3)	$(15.1)
—Interest rate caps	—	—	(1.0)	(2.3)	(3.3)	—	—	(4.0)	(3.0)	(7.0)
—Interest rate swaps	—	—	(14.2)	(47.4)	(61.6)	—	—	(5.3)	(29.0)	(34.3)

Derivatives not designated as hedging instruments:
—Currency swaps	—	—	—	—	—	—	—	(0.1)	—	(0.1)
—Currency forward contracts	0.1	—	(1.6)	—	(1.5)	1.2	—	(0.2)	—	1.0
	$1.2	$—	$(16.8)	$(76.7)	$(92.3)	$5.4	$—	$(9.6)	$(51.3)	$(55.5)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of September 26, 2020 and December 28, 2019, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net fair value (losses) gains recognized in OCI in relation to:
—Euro-denominated debt	$(5.8)	$3.2	$(6.4)	$2.5
—Designated cross currency swaps	(9.9)	10.1	(11.1)	11.6
Total net fair value (losses) gains	$(15.7)	$13.3	$(17.5)	$14.1
During the three and nine months ended September 26, 2020, a net gain of $0.4 million and a net gain of $3.3 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $1.9 million and a net gain of $6.1 million during the three and nine months ended September 28, 2019.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of September 26, 2020 and December 28, 2019, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million. During June 2020, we extended these swaps, which originally ran from June 30, 2020 through June 30, 2023, to now run from June 30, 2020 to June 30, 2025, locking in a lower blended fixed rate. The new, extended swaps have been designated as hedging instruments and the $53.7 million of losses accumulated in OCI in relation to the previously designated swaps will be reclassified into earnings over the term of the original swaps. Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of September 26, 2020, the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023, compared to $1.7 billion as of December 28, 2019, which included two interest rate caps that expired on June 30, 2020.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Movement recognized in OCI in relation to:
—Fair value loss on cash flow hedges	$(3.8)	$(4.9)	$(30.3)	$(32.8)
—Amortization to net income of prior period fair value losses	4.3	—	4.3	—
—Deferred premium reclassified from OCI to net income	0.2	0.9	3.8	1.2
Total movement	$0.7	$(4.0)	$(22.2)	$(31.6)
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of September 26, 2020, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $0 million, compared to $16.7 million as of December 28, 2019.
As of September 26, 2020, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $84.7 million, compared to $82.5 million as of December 28, 2019.
The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Fair value (losses) gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$(1.3)	$0.3	$(1.8)	$2.0
—Currency swaps recognized in other income	(0.6)	1.0	0.3	1.0
Total	$(1.9)	$1.3	$(1.5)	$3.0

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

The carrying amount and fair value of our debt are set out below:

	As of September 26, 2020		As of December 28, 2019
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$50.3	$49.9	$46.1	$45.9
Non-current	2,927.8	2,932.2	2,912.3	2,946.8
	$2,978.1	$2,982.1	$2,958.4	$2,992.7
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 26, 2020
Equity investments	$0.7	$—	$0.7
Derivative assets	$—	$1.2	$1.2
Derivative liabilities	$—	$(93.5)	$(93.5)

As of December 28, 2019
Equity investments	$1.1	$—	$1.1
Derivative assets	$—	$5.4	$5.4
Derivative liabilities	$—	$(60.9)	$(60.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three and nine months ended September 26, 2020, impairments of property, plant and equipment of $1.4 million and $5.1 million, respectively, were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea. No significant impairment was recognized during either the three or nine months ended September 28, 2019.

12. Debt

(dollars in millions)	As of September 26, 2020	As of December 28, 2019
Secured debt:
—Dollar Term Loan	$1,686.1	$1,699.1
—Euro Term Loan	740.1	717.7
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	0.4	0.2
Total principal of debt	2,994.6	2,985.0
Deferred issuance costs	(35.4)	(41.8)
Accrued interest	18.9	15.2
Total carrying value of debt	2,978.1	2,958.4
Debt, current portion	50.3	46.1
Debt, less current portion	$2,927.8	$2,912.3
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
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of September 26, 2020, borrowings under this facility bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 26, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 26, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the nine months ended September 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively.
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

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(Loss) gain recognized in statement of operations	$(19.4)	$24.5	$(21.4)	$29.8
(Loss) gain recognized in OCI	(5.8)	3.2	(6.4)	2.5
Total (loss) gain	$(25.2)	$27.7	$(27.8)	$32.3
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
Unsecured Senior Notes
As of September 26, 2020, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both September 26, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($279.3 million as of September 26, 2020, compared to $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both September 26, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $32.0 million and $50.1 million, respectively.

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
Net periodic benefit (income) cost
The components of the net periodic benefit (income) cost for pensions and other post-retirement benefits were as follows:

	Three months ended September 26, 2020			Three months ended September 28, 2019
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.3	$—	$1.3	$1.3	$—	$1.3
Reported outside of operating income:
—Interest cost	4.6	0.5	5.1	5.8	0.6	6.4
—Expected return on plan assets	(5.6)	—	(5.6)	(7.0)	—	(7.0)
—Net amortization of prior period losses (gains)	0.3	(0.3)	—	0.2	(0.3)	(0.1)
—Settlements and curtailments	(0.9)	—	(0.9)	—	—	—
Net periodic benefit (income) cost	$(0.3)	$0.2	$(0.1)	$0.3	$0.3	$0.6

Contributions	$3.6	$0.9	$4.5	$1.9	$0.8	$2.7

	Nine months ended September 26, 2020			Nine months ended September 28, 2019
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$4.1	$—	$4.1	$4.1	$—	$4.1
Reported outside of operating income:
—Interest cost	13.7	1.3	15.0	17.6	1.7	19.3
—Expected return on plan assets	(16.5)	—	(16.5)	(20.9)	—	(20.9)
—Net amortization of prior period losses (gains)	0.8	(1.0)	(0.2)	0.6	(0.9)	(0.3)
—Settlements and curtailments	(0.9)	—	(0.9)	(0.7)	—	(0.7)
Net periodic benefit cost	$1.2	$0.3	$1.5	$0.7	$0.8	$1.5

Contributions	$6.8	$3.0	$9.8	$5.3	$2.8	$8.1
The components of the above net periodic benefit (income) cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other income line in the condensed consolidated statement of operations.
For 2020 as a whole, we expect to contribute approximately $7.1 million to our defined benefit pension plans and approximately $5.5 million to our other post-retirement benefit plans.

14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 26, 2020, we recognized a charge of $4.9 million and $13.5 million, compared to $4.1 million and $10.5 million, respectively, in the prior year periods.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

	Nine months ended September 26, 2020
	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	3,825,855	$7.07
—Tier II	4,405,340	$7.01
—Tier III	4,405,340	$7.01
—Tier IV	4,405,340	$10.52
—SARs	772,450	$8.72
—Share options	1,610,485	$16.69
—Premium-priced options	796,460	$19.00
	20,221,270	$9.09
Granted during the period:
—SARs	69,361	$12.08
—Share options	1,193,114	$12.55
	1,262,475	$12.52
Forfeited during the period:
—Tier I	(149,522)	$9.56
—Tier II	(528,317)	$7.98
—Tier III	(528,317)	$7.98
—Tier IV	(528,317)	$11.96
—Share options	(188,102)	$16.31
	(1,922,575)	$10.01
Expired during the period:
—Tier I	(41,961)	$13.44
—Share options	(60,573)	$17.21
	(102,534)	$15.67
Exercised during the period:
—Tier I	(424,726)	$6.64
	(424,726)	$6.64
Outstanding at the end of the period:
—Tier I	3,209,646	$6.93
—Tier II	3,877,023	$6.88
—Tier III	3,877,023	$6.88
—Tier IV	3,877,023	$10.32
—SARs	841,811	$9.00
—Share options	2,554,924	$14.77
—Premium-priced options	796,460	$19.00
	19,033,910	$9.25

Exercisable at the end of the period	3,400,723	$8.46
Vested and expected to vest at the end of the period	7,367,055	$11.16
As of September 26, 2020, the aggregate intrinsic value of options that were vested or expected to vest was $14.7 million, and these options had a weighted average remaining contractual term of 6.9 years. As of September 26, 2020, the aggregate intrinsic value of options that were exercisable was $11.4 million, and these options had a weighted average remaining contractual term of 5.6 years.

As of September 26, 2020, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $8.7 million, which is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $25.0 million, which will be recognized on occurrence of a liquidity event as described above.
During the three and nine months ended September 26, 2020, cash of $0.1 million and $2.8 million, respectively, was received in relation to the exercise of vested options, compared to $0 million and $1.6 million, respectively, during the three and nine months ended September 28, 2019. The aggregate intrinsic value of options exercised during the three and nine months ended September 26, 2020 was $0.1 million and $2.2 million, respectively, compared to $0 million and $2.0 million, respectively, during the three and nine months ended September 28, 2019.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended September 26, 2020
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	718,269	$16.20
—PRSUs	248,550	$20.07
	966,819	$17.20
Granted during the period:
—RSUs	1,206,544	$11.78
—PRSUs	365,258	$14.41
	1,571,802	$12.39
Forfeited during the period:
—RSUs	(87,199)	$14.78
—PRSUs	(42,158)	$20.07
	(129,357)	$16.50
Vested during the period:
—RSUs	(229,606)	$16.24
	(229,606)	$16.24
Outstanding at the end of the period:
—RSUs	1,608,008	$12.96
—PRSUs	571,650	$16.45
	2,179,658	$13.88
As of September 26, 2020, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $17.1 million, which is expected to be recognized over a weighted average period of 2.0 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended September 26, 2020 was $0.1 million and $2.8 million, respectively, compared to $0.1 million and $0.3 million, respectively, during the three and nine months ended September 28, 2019.

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

	Nine months ended
	September 26, 2020	September 28, 2019
Grant date fair value:
—SARs	$4.59	$5.88
—Share options	$4.78	$5.88
—Premium-priced options	n/a	$5.65
—RSUs	$11.78	$16.28
—PRSUs	$14.41	$20.07

Inputs to the model:
—Expected volatility - SARs	37.7%	31.9%
—Expected volatility - share options	37.6%	31.9%
—Expected volatility - premium-priced options	n/a	31.9%
—Expected volatility - PRSUs	40.4%	32.8%
—Expected option life for SARs	6.0	6.0
—Expected option life for share options	6.0	6.0
—Expected option life for premium-priced options	n/a	7.0
—Risk-free interest rate:
SARs	1.25%	2.51%
Share options	1.33%	2.51%
Premium-priced options	n/a	2.53%
PRSUs	1.29%	2.48%

15. Equity
Movements in the Company’s number of shares in issue for the nine months ended September 26, 2020 and September 28, 2019, respectively, were as follows:

	Nine months ended
(number of shares)	September 26, 2020	September 28, 2019
Balance as of the beginning of the period	290,157,299	289,847,574
Exercise of share options	424,726	257,322
Vesting of restricted stock units, net of withholding taxes	205,145	13,229
Balance as of the end of the period	290,787,170	290,118,125
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

16. Analysis of accumulated other comprehensive loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	0.6	(106.4)	—	(105.8)	8.0	(97.8)
Cash flow hedges movements	—	—	(18.0)	(18.0)	—	(18.0)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	0.5	(106.4)	(18.0)	(123.9)	8.0	(115.9)
As of September 26, 2020	$(8.8)	$(918.7)	$(54.8)	$(982.3)	$(38.0)	$(1,020.3)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 29, 2018	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	(27.7)	—	(27.7)	(7.8)	(35.5)
Cash flow hedges movements	—	—	(26.4)	(26.4)	—	(26.4)
Post-retirement benefit movements	(0.2)	—	—	(0.2)	—	(0.2)
Other comprehensive loss	(0.2)	(27.7)	(26.4)	(54.3)	(7.8)	(62.1)
As of September 28, 2019	$7.4	$(877.7)	$(38.3)	$(908.6)	$(51.4)	$(960.0)

17. Related party transactions
A. Entities affiliated with Blackstone
In January 2018, Gates and Blackstone Management Partners L.L.C. (“BMP”) and Blackstone Tactical Opportunities Advisors L.L.C., each affiliates of our Sponsor (the “Managers”), entered into a Transaction and Monitoring Fee Agreement (the “Monitoring Fee Agreement”). Under this agreement, which terminated in January 2020 upon the second anniversary of the closing date of the initial public offering of Gates, the Company and certain of its direct and indirect subsidiaries (collectively the “Monitoring Service Recipients”) engaged the Managers to provide certain monitoring, advisory and consulting services.
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended September 26, 2020, Gates incurred $0.2 million, compared to $1.1 million during the prior year period, and during the nine months ended September 26, 2020, Gates incurred $1.9 million, compared to $4.9 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at September 26, 2020 or December 28, 2019.
In addition, in connection with the initial public offering, we entered into a Support and Services Agreement with BMP, under which the Company and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During the periods presented, no amounts were paid or outstanding under this agreement. This agreement terminates on the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
B. Commercial transactions with sponsor portfolio companies
Our Sponsor and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

During the periods presented, our Sponsor held an interest in Custom Truck One Source (“Custom Truck”), a provider of specialized truck and heavy equipment solutions in North America, and Stow International (“Stow”), a provider of storage and warehousing services worldwide. Net sales by Gates to Custom Truck were $0.1 million during the three and nine months ended September 26, 2020, compared to $0 during the three and nine months ended September 28, 2019. Net purchases by Gates from Stow were $0.1 million during the three and nine months ended September 26, 2020, compared to $0 during the three and nine months ended September 28, 2019.
C. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$0.1	$0.4	$0.8	$1.1
Purchases	$(3.5)	$(3.9)	$(10.6)	$(11.9)
Amounts outstanding in respect of these transactions were receivables of $0 million and payables of $0.2 million as of September 26, 2020, compared to receivables of $0 and payables of $0.2 million as of December 28, 2019. No dividends were received from our equity method investees during the periods presented.
D. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$10.5	$12.7	$35.0	$38.5
Purchases	$(4.3)	$(5.0)	$(13.6)	$(15.3)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 26, 2020	As of December 28, 2019
Receivables	$3.5	$4.2
Payables	$(3.9)	$(5.9)
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
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of September 26, 2020, letters of credit totaling $32.0 million were outstanding against the asset-backed revolving facility, compared to $50.1 million as of December 28, 2019. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $5.8 million, compared to $4.1 million as of December 28, 2019.

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
C. Warranties
The following summarizes the movements in the warranty liability for the nine months ended September 26, 2020 and September 28, 2019, respectively:

	Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019
Balance as of the beginning of the period	$17.7	$14.3
Charge for the period	9.3	10.2
Payments made	(6.6)	(7.4)
Released during the period	(0.7)	(1.0)
Foreign currency translation	0.1	(0.1)
Balance as of the end of the period	$19.8	$16.0

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above, Item 1A. “Risk Factors” in Part I of our annual report and Item 1A. “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the period ended March 28, 2020.
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
During the nine months ended September 26, 2020, sales into replacement channels accounted for approximately 65% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 26, 2020, sales into first-fit channels accounted for approximately 35% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 6% of our total net sales for the nine months ended September 26, 2020, with first-fit automotive sales in North America contributing less than 3% of total net sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

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
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued through the third quarter of 2020, although to a lessening degree as it impacts our business, as governments, companies and communities implemented strict measures to minimize the spread of COVID-19. We are prioritizing the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time. We may continue to experience these production disruptions, which could place constraints on our ability to produce our products and meet customer demand. Of these temporary closures in the first half of 2020, the most significant for us was in Greater China, where we closed all of our production facilities for approximately three weeks, and in India, where our facilities were closed for approximately six weeks. We have since safely returned these plants to more normalized capacity. Our two largest regions of Europe and North America did not begin to see an impact from COVID-19 until late March. With large portions of the economies in these regions having effectively been shut down since the beginning of April 2020, we experienced significant year-over-year revenue declines most sharply in April, with significant month-over-month improvements in May and June, and continuing into the third quarter.
As shelter-in-place requirements have eased in various jurisdictions, unfortunately accompanied in some cases by increases in affected individuals, there is continued progress in the fight against COVID-19. We have seen sequential improvement in the third quarter compared to the second quarter, and we currently expect the fourth quarter to continue to show improvement compared to the third quarter. Given the magnitude of the decline we experienced in the first half of the year and the different rates of demand recovery we believe we will see across different end markets and geographies, we expect the full year to still result in a revenue decline compared to the prior year. Reflecting the progress we have made recently in right-sizing the business, and in managing our cost structure in response to COVID-19, we would expect our full-year decremental margin to be an improvement from what we saw in 2019, despite the significant decline in revenue as a result of the pandemic. During this crisis, we have maintained our ability to respond to demand improvements, and while we have limited new capital expenditure, we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.

We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $432.3 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $672.3 million as of September 26, 2020. Our business also has a demonstrated ability to generate free cash flow even in challenging environments.
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
Results for the three and nine months ended September 26, 2020 compared to the results for the three and nine months ended September 28, 2019
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$712.2	$746.6	$1,998.8	$2,361.4
Cost of sales	438.6	474.2	1,265.9	1,480.3
Gross profit	273.6	272.4	732.9	881.1
Selling, general and administrative expenses	195.4	191.9	571.7	590.4
Transaction-related expenses	5.4	1.0	5.2	0.7
Asset impairments	1.4	0.7	5.1	0.7
Restructuring expenses	7.3	0.3	26.4	3.9
Other operating expenses (income)	0.2	1.8	(1.2)	6.6
Operating income from continuing operations	63.9	76.7	125.7	278.8
Interest expense	38.3	37.2	109.3	114.5
Other income	(4.1)	(2.4)	(9.9)	(7.2)
Income from continuing operations before taxes	29.7	41.9	26.3	171.5
Income tax (benefit) expense	(16.0)	4.4	(31.5)	(497.8)
Net income from continuing operations	$45.7	$37.5	$57.8	$669.3

Adjusted EBITDA(1)	$140.0	$145.0	$344.0	$475.9
Adjusted EBITDA margin	19.7%	19.4%	17.2%	20.2%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during the three months ended September 26, 2020 were $712.2 million, compared to $746.6 million during the prior year period, a decrease of 4.6%, or $34.4 million. Our net sales in the three months ended September 26, 2020 were adversely impacted by movements in average currency exchange rates of $7.3 million compared to the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real and Mexican Peso, offset partially by the strengthening of the Euro against the U.S. dollar. Excluding this impact, core sales decreased by $27.1 million, or 3.6%, during the three months ended September 26, 2020 compared to the prior year period, driven primarily by lower volumes.
This decline, predominantly a function of the continuing economic impact from the COVID-19 pandemic, was driven primarily by declines of 9.4% and 8.3% in sales to customers in the Industrial Replacement and Automotive First-Fit channels, respectively, compared to the prior year. Partially offsetting these declines was year-over-year growth of 3.6% in the Automotive Replacement channel, driven primarily by EMEA and North America. The automotive end market was broadly stable compared to the prior year period, but the construction and energy end markets declined by 11.4% and 18.7%, respectively. Regionally, North America declined by 5.9%, driven by the weakness in the industrial end markets, offset partially by growth of 2.6% in sales to customers in the Automotive Replacement channel. EMEA’s sales were stable compared to the prior year period, with solid growth in Automotive Replacement sales being offset by weakness in the Industrial Replacement channel. Greater China grew by 9.1% compared to the prior year period, driven by sales to our Industrial First-Fit customers, particularly in the heavy duty vehicles, construction and general industrial end markets. Lower sales to Automotive First-Fit customers in Greater China broadly offset the growth in sales to customers in the Automotive Replacement channel.
Net sales during the nine months ended September 26, 2020 were $1,998.8 million, compared to $2,361.4 million during the prior year period, a decrease of 15.4%, or $362.6 million. Our net sales for the nine months ended September 26, 2020 were adversely impacted by movements in average currency exchange rates of $40.8 million compared to the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real and Mexican Peso. Excluding these impacts, core sales decreased by $321.8 million, or 13.6%, during the nine months ended September 26, 2020 compared to the prior year period, driven by lower volumes.
This decline in core sales was driven by the impacts from the COVID-19 pandemic which adversely affected sales to customers across all of our channels, particularly the Industrial channels, which declined by $188.8 million compared to the prior year period. Most of the industrial decline came from North America, which decreased by $127.4 million during the nine months ended September 26, 2020 compared to the prior year period, driven by lower volumes in the construction, general industrial and heavy duty vehicle end markets. Total sales in EMEA and Greater China decreased by 11.3% and 6.5%, respectively, compared to the prior year period, buoyed by strong sales in the third quarter, but reflecting the weaker sales into the automotive end markets in the first half of the year.
Cost of sales
Cost of sales for the three months ended September 26, 2020 was $438.6 million, compared to $474.2 million for the prior year period, a decrease of 7.5%, or $35.6 million. The decrease was driven primarily by $9.5 million due to improved manufacturing performance, in addition to $10.1 million from a combination of lower tariffs and raw material deflation. Lower volumes contributed a further $7.9 million to the decrease, a function of lower production due to weak demand resulting from the COVID-19 pandemic.
Cost of sales for the nine months ended September 26, 2020 was $1,265.9 million, compared to $1,480.3 million for the prior year period, a decrease of 14.5%, or $214.4 million, driven primarily by lower volumes.
Gross profit
Gross profit for the three months ended September 26, 2020 was $273.6 million, up 0.4% from $272.4 million for the prior year period. This change was driven primarily by a benefit of $9.5 million from improved manufacturing performance, in addition to a benefit of $10.1 million from a combination of lower tariffs and raw material deflation, offset by decreases in volumes of $16.8 million. Our gross profit margin consequently improved by 190 basis points to 38.4% for the three months ended September 26, 2020.
Gross profit for the nine months ended September 26, 2020 was $732.9 million, down 16.8% from $881.1 million for the prior year period, driven primarily by the decrease in volumes. Our gross profit margin dropped by 60 basis points to 36.7% for the nine months ended September 26, 2020, reflecting the lower absorption of fixed costs on lower production volumes.

Selling, general and administrative expenses
SG&A expenses for the three months ended September 26, 2020 were $195.4 million compared to $191.9 million for the prior year period. This increase of $3.5 million was driven primarily by higher labor costs of $5.9 million, offset partially by lower travel and entertainment costs.
SG&A expenses for the nine months ended September 26, 2020 were $571.7 million compared to $590.4 million for the prior year period. This decrease of $18.7 million was driven primarily by lower travel, entertainment and marketing costs of $13.7 million and $7.3 million of lower variable costs related to decreased volumes.
Transaction-related expenses
Transaction-related expenses of $5.4 million were incurred during the three months ended September 26, 2020, related primarily to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone upon acquiring Gates in July 2014. Net transaction-related expenses of $1.0 million were incurred during the prior year period, related primarily to corporate filings and transactions completed during the quarter to provide the Company with flexibility for future raising of capital and debt, share buybacks and dividend payments.
Transaction-related expenses for the nine months ended September 26, 2020 was $5.2 million compared to an expense of $0.7 million for the prior year period. The amounts in both periods related primarily to the same items as described above for the respective three month periods.
Restructuring expenses
As described further under “Business Trends” above, we have accelerated and expanded upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our SG&A back-office functions.
Restructuring expenses, including asset impairments, of $8.7 million and $32.9 million were recognized during the three and nine months ended September 26, 2020, relating primarily to the closure of a manufacturing facility in Korea, a European project involving office and distribution center closures or downsizings and implementation of a regional shared service center, and the closure of two North American manufacturing facilities. The closure of the Korean facility, the most significant restructuring activity during the nine months ended September 26, 2020, resulted in severance costs of $12.8 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million, included in the asset impairments line in the unaudited condensed consolidated statement of operations.
Restructuring expenses, including asset impairments, of $2.0 million and $5.9 million were recognized during the prior year three and nine month periods, respectively, related primarily to general reductions in force and impairments of inventory related to facility closures in countries including France, the U.S., Turkey and Australia. Also included in the prior year nine month period were $1.4 million of professional fees relating primarily to the closure of one of our facilities in France, the reorganization of our European corporate center, and a strategic restructuring of part of our Asian business.

Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Debt:
Dollar Term Loan	$20.2	$20.1	$55.3	$62.0
Euro Term Loan	6.1	5.6	17.5	16.7
Dollar Senior Notes	8.8	8.5	26.4	25.5
Other loans	—	—	0.1	0.3
	35.1	34.2	99.3	104.5
Amortization of deferred issuance costs	2.3	2.5	7.2	8.0
Other interest expense	0.9	0.5	2.8	2.0
	$38.3	$37.2	$109.3	$114.5
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three and nine months ended September 26, 2020 decreased when compared to the prior year period due primarily to the lower interest rates applicable on the floating rate Dollar Term Loan. This decrease was offset partially by derivative hedging activity on our cross currency and interest rate derivatives of $5.9 million and $10.1 million, respectively, during the three and nine months ended September 26, 2020 compared to the prior year period.
Other income
Our other income was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest income on bank deposits	$(0.7)	$(1.2)	$(3.4)	$(3.4)
Foreign currency gain on net debt and hedging instruments	(2.1)	(0.4)	(4.0)	(1.0)
Net adjustments related to post-retirement benefits	(1.4)	(0.7)	(2.6)	(2.6)
Other	0.1	(0.1)	0.1	(0.2)
	$(4.1)	$(2.4)	$(9.9)	$(7.2)
Other income for the three and nine months ended September 26, 2020 was $4.1 million and $9.9 million, compared to $2.4 million and $7.2 million, respectively, in the prior year periods. These changes were driven primarily by net movements in foreign currency exchange rates on net debt and hedging instruments, in addition to a $0.9 million curtailment gain in the three months ended September 26, 2020, in relation to the closure of our manufacturing facility in Korea.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 26, 2020, we had an income tax benefit of $16.0 million on pre-tax income of $29.7 million, which resulted in an effective tax rate of (53.9)%, compared to an income tax expense of $4.4 million on pre-tax income of $41.9 million, which resulted in an effective tax rate of 10.5% for the three months ended September 28, 2019.
For the nine months ended September 26, 2020, we had an income tax benefit of $31.5 million on pre-tax income of $26.3 million, which resulted in an effective tax rate of (119.8)%, compared to an income tax benefit of $497.8 million on pre-tax income of $171.5 million, which resulted in an effective tax rate of (290.3)% for the nine months ended September 28, 2019.
The decrease in the effective tax rate for the three months ended September 26, 2020 compared to the prior year period was due to discrete tax benefits in the current period of $8.9 million primarily related to the release of valuation allowance on disallowed interest carryforwards in various jurisdictions and $5.8 million from law changes in the U.S., as well as the recognition in the prior year of a discrete tax expense of $5.3 million related to changes in previously released valuation allowances during the year.

The increase in the effective tax rate for the nine months ended September 26, 2020 compared to the prior year period was due primarily to the recognition in the prior year of a discrete benefit of $605.1 million related to the release of valuation allowances, mainly related to Luxembourg net operating losses, partially offset by a discrete expense of $65.6 million related to unrecognized tax benefits resulting primarily from the European business reorganization, and by a discrete expense of $25.1 million related to the reduction in the Luxembourg corporate tax rate. The current year rate is driven mainly by discrete tax benefits of $24.7 million related to the reversal of unrecognized tax benefits, net of settlement amounts, arising from the resolution of audits in Canada and Germany, $8.9 million primarily related to the release of valuation allowance on disallowed interest carryforwards in various jurisdictions, $5.8 million from law changes in the U.S., and $3.2 million from law changes in India with respect to the taxation of dividends. These current period benefits were offset partially by $6.3 million of discrete expenses arising from the enactment in the U.S. of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In addition, during the nine months ended September 26, 2020, we incurred $19.6 million of non-operating costs for which no tax benefit was recognized, whereas there were no similar costs incurred in the prior year period.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of September 26, 2020, it is more likely than not that deferred tax assets in the U.K., Luxembourg and Belgium totaling $26.0 million are realizable. Accordingly, we discretely recognized $13.2 million of our deferred tax assets in the quarter, while the remaining $12.8 million will be recognized during the year through the effective tax rate.
The deferred tax assets above relate to disallowed interest carryforwards in these jurisdictions which have no expiration. As a result of changes in estimates of future taxable profits, primarily due to the impact of anticipated changes to the composition of our intercompany financing arrangements, our judgment changed regarding valuation allowances on these deferred tax assets. The change in estimates and resulting change in judgment relate to the evaluation of proposed international tax law changes advanced during the period.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our financial statements.
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
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 26, 2020 was $140.0 million, compared to $145.0 million in the prior year period, a decrease of 3.4% or $5.0 million. The Adjusted EBITDA margin was 19.7% for the three months ended September 26, 2020, a 30 basis point increase from the prior year period. The decrease in Adjusted EBITDA was driven primarily by the impact from reduced volumes as described above.
Adjusted EBITDA for the nine months ended September 26, 2020 was $344.0 million, compared to $475.9 million in the prior year period, a decrease of 27.7% or $131.9 million. Adjusted EBITDA margin was 17.2% for the nine months ended September 26, 2020, a 300 basis point decrease from the prior year period. Similar to the quarter, the decrease in Adjusted EBITDA was driven primarily by the impact from reduced volumes.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (65.9% and 64.1%, respectively, of Gates’ net sales for the three and nine months ended September 26, 2020)

	Three months ended
(dollars in millions)	September 26, 2020	September 28, 2019	Period over period change
Net sales	$469.2	$474.4	(1.1%)
Adjusted EBITDA	$99.3	$99.7	(0.4%)
Adjusted EBITDA margin	21.2%	21.0%

	Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	Period over period change
Net sales	$1,280.4	$1,475.4	(13.2%)
Adjusted EBITDA	$236.5	$315.2	(25.0%)
Adjusted EBITDA margin	18.5%	21.4%
Net sales in Power Transmission for the three months ended September 26, 2020 were $469.2 million, compared to $474.4 million in the prior year period, a decrease of 1.1%, or $5.2 million. Excluding the adverse impact of movements in average currency exchange rates of $3.5 million, core sales decreased by 0.4%, or $1.7 million, compared to the prior year period, driven primarily by lower pricing of $3.5 million, offset partially by a modest increase in volumes as we saw sequential improvement from the second quarter.
Net sales in Power Transmission for the nine months ended September 26, 2020 were $1,280.4 million, compared to $1,475.4 million in the prior year period, a decrease of 13.2%, or $195.0 million. Excluding the adverse impact of movements in average currency exchange rates of $25.4 million, core sales decreased by 11.5%, or $169.6 million, compared to the prior year period, driven almost exclusively by lower volumes.
Power Transmission’s core sales to customers in the Automotive First-Fit channel declined by 9.6% year-over-year during the three months ended September 26, 2020. Most of this decline came in Greater China and East Asia & India. The Automotive First-Fit decline was offset by growth of 11.6% and 3.4% in the Industrial First-Fit and Automotive Replacement channels, respectively, driven primarily by growth in the general industrial end market in North America, growth in the heavy duty vehicles end market in Greater China, and by growth in almost all end markets in EMEA. Sequentially, all regions grew during the three months ended September 26, 2020, compared to the second quarter, with North America growing by 22.6% and EMEA by 34.3%.

The year-over-year decline in Power Transmission’s core sales for the nine months ended September 26, 2020 was driven by lower sales to customers across all channels as a result of a combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic. In particular, sales to customers in the automotive channels declined significantly, driven by weakness across all regions. Modest growth in some end markets, particularly agriculture, driven by North America and Greater China, provided a partial offset to lower sales to the automotive end market.
Power Transmission Adjusted EBITDA for the three months ended September 26, 2020 was $99.3 million, broadly in line with the prior year period Adjusted EBITDA of $99.7 million. The Adjusted EBITDA margin for the three months ended September 26, 2020 was 21.2%, a 20 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended September 26, 2020 was $236.5 million, compared to $315.2 million in the prior year period, a decrease of 25.0% or $78.7 million. The Adjusted EBITDA margin for the nine months ended September 26, 2020 was 18.5%, a 290 basis point decline from the prior year period. These decreases compared to the prior year periods were driven primarily by lower volumes and the resulting lower fixed cost absorption.
Fluid Power (34.1% and 35.9%, respectively, of Gates’ net sales for the three and nine months ended September 26, 2020)

	Three months ended
(dollars in millions)	September 26, 2020	September 28, 2019	Period over period change
Net sales	$243.0	$272.2	(10.7%)
Adjusted EBITDA	$40.7	$45.3	(10.2%)
Adjusted EBITDA margin	16.7%	16.6%

	Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	Period over period change
Net sales	$718.4	$886.0	(18.9%)
Adjusted EBITDA	$107.5	$160.7	(33.1%)
Adjusted EBITDA margin	15.0%	18.1%
Net sales in Fluid Power for the three months ended September 26, 2020 were $243.0 million, compared to $272.2 million in the prior year period, a decrease of 10.7%, or $29.2 million. Excluding the adverse impact of movements in average currency exchange rates of $3.8 million, core sales decreased by 9.3%, or $25.4 million, compared to the prior year period, driven almost exclusively by lower volumes.
Net sales in Fluid Power for the nine months ended September 26, 2020 were $718.4 million, compared to $886.0 million in the prior year period, a decrease of 18.9%, or $167.6 million. Excluding the adverse impact of movements in average currency exchange rates of $15.4 million, core sales decreased by 17.2%, or $152.2 million, compared to the prior year period, driven almost exclusively by lower volumes.
Fluid Power’s core sales decline in the three and nine months ended September 26, 2020 was driven primarily by lower sales to our industrial customers, across all regions, except for Greater China. The combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic impacted almost all of our end markets, but particularly construction, which declined during the three and nine months ended September 26, 2020 by 11.4% and 23.5%, respectively, compared to the prior year periods. Sales to the automotive end market returned to growth in the three months ended September 26, 2020 compared to the prior year period, growing by 3.3%, driven primarily by North America. Sequentially, all regions grew during the three months ended September 26, 2020, compared to the second quarter, with North America growing by 20.4% and EMEA by 19.7%.
 Fluid Power Adjusted EBITDA for the three months ended September 26, 2020 was $40.7 million, compared to $45.3 million in the prior year period, a decrease of 10.2%, or $4.6 million. The decrease in Adjusted EBITDA was driven primarily by lower volumes. The Adjusted EBITDA margin increased by 10 basis points compared to the prior year period.

 Fluid Power Adjusted EBITDA for the nine months ended September 26, 2020 was $107.5 million, compared to $160.7 million in the prior year period, a decrease of 33.1%, or $53.2 million. The Adjusted EBITDA margin for the nine months ended September 26, 2020 decreased by 310 basis points to 15.0%, driven primarily by lower volumes and the resulting lower fixed cost absorption.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. While we have seen a decline in our business during 2020, and the duration and extent of the impacts of the COVID-19 pandemic on our business are difficult to predict, we do not currently anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Further, we do not have any meaningful debt maturities until 2024 and we do not currently expect to need to draw down under our committed lines of credit in the foreseeable future. We therefore believe that as of September 26, 2020, we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Nine months ended September 26, 2020 compared to the nine months ended September 28, 2019
Cash provided by operations was $127.5 million during the nine months ended September 26, 2020 compared to cash provided by operations of $145.2 million during the prior year period. This decrease was driven primarily by lower operating performance due to the current demand environment, offset partially by lower cash interest and tax payments. Interest paid was lower at $96.8 million during the nine months ended September 26, 2020, compared to $112.5 million in the prior year period, due primarily to lower interest rates on our floating rate term loans. Net income taxes paid were also lower, with $37.3 million paid during the nine months ended September 26, 2020 compared to $90.4 million in the prior year period, largely a function of refunds received and lower interim tax payments based on the decrease in taxable profits.
Net cash used in investing activities during the nine months ended September 26, 2020 was $53.6 million, compared to $69.6 million in the prior year. This decrease was driven by lower capital expenditures, which decreased by $12.9 million from $58.5 million in the nine months ended September 28, 2019 to $45.6 million in the nine months ended September 26, 2020.
Net cash used in financing activities was $31.7 million during the nine months ended September 26, 2020, compared to $40.1 million in the prior year. This lower cash outflow was driven primarily by lower dividend payments of $13.5 million made to non-controlling shareholders of certain majority-owned subsidiaries in the current year period, compared to $24.5 million in the prior year period.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 26, 2020	As of December 28, 2019	As of September 26, 2020	As of December 28, 2019
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,410.3	$2,395.0	$2,426.2	$2,416.8
—Unsecured
Senior Notes (U.S. dollar)	567.4	563.2	568.0	568.0
Other debt	0.4	0.2	0.4	0.2
	$2,978.1	$2,958.4	$2,994.6	$2,985.0
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024. These term loan facilities bear interest at a floating rate. As of September 26, 2020, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of September 26, 2020, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the nine months ended September 26, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively. During the nine months ended September 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively.
During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in other comprehensive income (“OCI”).

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(Loss) gain recognized in statement of operations	$(19.4)	$24.5	$(21.4)	$29.8
(Loss) gain recognized in OCI	(5.8)	3.2	(6.4)	2.5
Total (loss) gain	$(25.2)	$27.7	$(27.8)	$32.3
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
As of both September 26, 2020 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($279.3 million as of September 26, 2020, compared to $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both September 26, 2020 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $32.0 million and $50.1 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended September 26, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 65% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 26, 2020, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 53% of our total assets and approximately 21% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the nine months ended September 26, 2020, our net debt decreased by $27.4 million from $2,349.7 million as of December 28, 2019 to $2,322.3 million as of September 26, 2020. Excluding changes in foreign currency exchange rates, the decrease in net debt during the nine months ended September 28, 2019 was driven primarily by the increase in cash, a function of cash provided by operating activities of $127.5 million, offset partially by capital expenditures of $45.6 million and dividends paid to non-controlling shareholders of $13.5 million.

Partially offsetting this decrease in net debt were movements in foreign currency exchange rates, which had an unfavorable net impact of $31.9 million on net debt during the nine months ended September 26, 2020, with the majority of the movement relating to the impact of the strengthening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of September 26, 2020, our asset-backed revolving credit facility had a borrowing base of $279.3 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $32.0 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $432.3 million, in addition to cash balances of $672.3 million.
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
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income from continuing operations	$45.7	$37.5	$57.8	$669.3
Income tax (benefit) expense	(16.0)	4.4	(31.5)	(497.8)
Net interest and other expenses	34.2	34.8	99.4	107.3
Depreciation and amortization	53.6	55.1	163.2	167.4
EBITDA	117.5	131.8	288.9	446.2
Transaction-related expenses	5.4	1.0	5.2	0.7
Asset impairments	1.4	0.7	5.1	0.7
Restructuring expenses	7.3	0.3	26.4	3.9
Share-based compensation expense	4.9	4.1	13.5	10.5
Sponsor fees (included in other operating expenses)	0.2	1.1	1.9	4.9
Inventory impairments (included in cost of sales)	—	1.0	1.4	1.3
Severance expenses (included in cost of sales)	0.3	2.5	0.9	3.0
Severance expenses (included in SG&A)	3.0	1.8	3.8	3.0
Other items not directly related to current operations	—	0.7	(3.1)	1.7
Adjusted EBITDA	$140.0	$145.0	$344.0	$475.9

Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$712.2	$746.6	$1,998.8	$2,361.4
Adjusted EBITDA	$140.0	$145.0	$344.0	$475.9
Adjusted EBITDA margin	19.7%	19.4%	17.2%	20.2%
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

	Three months ended September 26, 2020
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 26, 2020	$469.2	$243.0	$712.2
Impact on net sales of movements in currency rates	3.5	3.8	7.3
Core revenue for the three months ended September 26, 2020	$472.7	$246.8	$719.5

Net sales for the three months ended September 28, 2019	474.4	272.2	746.6
Decrease in net sales on a core basis (core revenue)	$(1.7)	$(25.4)	$(27.1)

Core revenue growth	(0.4%)	(9.3%)	(3.6%)

	Nine months ended September 26, 2020
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 26, 2020	$1,280.4	$718.4	$1,998.8
Impact on net sales of movements in currency rates	25.4	15.4	40.8
Core revenue for the nine months ended September 26, 2020	$1,305.8	$733.8	$2,039.6

Net sales for the nine months ended September 28, 2019	1,475.4	886.0	2,361.4
Decrease in net sales on a core basis (core revenue)	$(169.6)	$(152.2)	$(321.8)

Core revenue growth	(11.5%)	(17.2%)	(13.6%)
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

Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of September 26, 2020	As of December 28, 2019
Principal amount of debt	$2,994.6	$2,985.0
Less: Cash and cash equivalents	(672.3)	(635.3)
Net debt	$2,322.3	$2,349.7
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of September 26, 2020	As of December 28, 2019
Principal amount of debt	$2,994.6	$2,985.0
Accrued interest	18.9	15.2
Deferred issuance costs	(35.4)	(41.8)
Carrying amount of debt	$2,978.1	$2,958.4
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $19.5 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $0.5 million and $9.2 million as of September 26, 2020 and December 28, 2019, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $3.5 million and $2.0 million as of September 26, 2020 and December 28, 2019, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 26, 2020, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in Part I of the Company’s annual report, as updated by the information disclosed under Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in these filings are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the reports described above.
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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 26, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2020 and September 28, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019, (iii) Condensed Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements*

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
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 4, 2020