Form 10-K
period 2021-01-02
Gates Industrial Corp plc
filed 2021-02-10
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $437.5 million.
As of February 5, 2021, there were 290,853,067 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2021 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings. Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
Certain Definitions
As used in this annual report, unless otherwise noted or the context requires otherwise:
•    “Gates,” the “Company,” “we,” “us” and “our” refer to Gates Industrial Corporation plc and its consolidated subsidiaries;
•    “Fiscal 2020” refers to the fiscal year ended January 2, 2021, “Fiscal 2019” refers to the fiscal year ended December 28, 2019, “Fiscal 2018” refers to the fiscal year ended December 29, 2018; and
•    “Blackstone” or “our Sponsor” refer to investment funds affiliated with The Blackstone Group Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including off-highway end markets such as construction and agriculture, on-highway end markets such as transportation, diversified industrial, energy, automotive, consumer products and many others. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911.
Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventive, replacement cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2020 net sales of $2,793.0 million.
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
In 1996, Gates was acquired by a publicly held engineering firm based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of

Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by Blackstone in July 2014 and in 2015 established a new executive leadership team with Ivo Jurek as Chief Executive Officer.
We maintain an active acquisition pipeline. In 2018, we acquired Rapro, based in Turkey, and in 2017 we closed two transactions, Techflow Flexibles in the U.K. and Atlas Hydraulics in North America. All three of these acquisitions have been focused on expanding our presence in industrial markets with new products, capabilities, capacity and geographic reach. In addition, we continue to invest organically in new production capacity. During Fiscal 2018, we opened two new facilities located in Poland and in Mexico, and we also expanded our Changzhou facility in China.
Our Solutions
We operate our business on a product-line basis through our two reporting segments - Power Transmission and Fluid Power. See note 4 of our audited consolidated financial statements included elsewhere in this report for additional information.
We sell our products under the Gates brand in all of the geographies and end markets we serve. Our power transmission segment includes elastomer drive belts and related components used to efficiently transfer motion in a broad range of applications. Power transmission products represented approximately 64% of our total net sales for Fiscal 2020. Our fluid power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses used to convey various fluids. Our fluid power products represented approximately 36% of our net sales for Fiscal 2020.
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
Power Transmission. Our Power Transmission solutions enable and control motion. They are used in applications in which belts, chains, cables, geared transmissions or direct drives transfer power from an engine or motor to another part or system. Belt-based power transmission drives typically consist of either a synchronous belt or an asynchronous belt (V-belt, CVT belt or Micro-V® belt) and related components (sprockets, pulleys, water pumps, tensioners or other accessories). Within our Power Transmission segment, we offer solutions across the following key application platforms:
•Stationary drives: fixed drive systems such as those used in a factory driving a machine or pump, on a grain elevator driving the lift auger or in a distribution center driving a conveyor belt or robotic picking machine;
•Mobile drives: drives on a piece of mobile machinery such as a combine harvester or a road compactor, or in applications such as the brush head of a vacuum cleaner;
•Engine systems: synchronous drives and related components for cam shafts and auxiliary drives and asynchronous accessory drives for air conditioning (“A/C”) compressors, power steering, alternators and starter/generator systems;
•Personal mobility: drives on motorcycles, scooters, bicycles, both traditional and electric, as well as on snowmobiles and other power sports vehicles that are used to transfer power between the power source and the drive wheel(s) or track; and
•Vertical lift: elevators, cargo lifts and other applications in which a belt, cable, chain or other lifting mechanism is used to carry load.
Customers choose power transmission solutions based on a number of factors, including application requirements such as load, speed, gear ratio, temperature, operating environment, ease of maintenance, noise, efficiency and reliability, as well as the support they receive from their suppliers, including application-specific engineering. Belt-based drive systems have many advantages over other alternatives, as they are typically clean, low-maintenance, lubrication-free, quiet with low-vibration, lightweight, compact, energy-efficient, durable and reliable. In applications where these advantages are valued, customers typically choose belts over other forms of power transmission solutions.

Our belts are classified by their general design into asynchronous and synchronous belts; in addition, we also manufacture metal drive components and assemble certain product kits for the automotive replacement channel.
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
In industrial end markets, asynchronous belts have a wide variety of applications, including use in pump drives, manufacturing lines, HVAC systems, industrial engines, truck, bus and marine engines, forestry and mining equipment and many other applications. Continuously-variable transmission (“CVT”) systems found in scooters, power sports vehicles and other applications use a specialized V-belt known as a CVT belt. In automotive applications, our asynchronous belts perform functions that include transferring power from the crankshaft to accessory drive components such as the alternator, A/C compressor, power steering system, water pump and, in some vehicles, a belt/starter generator system used in start/stop accessory drive systems to improve fuel economy.
During Fiscal 2018, Gates introduced the Micro-V® platform for engine accessory drive systems. The combination of newly developed material compounds and product design reduces belt weight and results in lower bending stiffness. These improvements enable tighter pulley configurations and reduced drive bending losses as compared to existing belt technologies; lower losses result in reduced energy consumption, CO2 emissions and heat generation.
Synchronous Belts. Synchronous belts, also known as timing belts, are non-slipping mechanical drive belts. They have teeth molded onto the inner surface and run over matching toothed pulleys or sprockets. Synchronous belts experience no slippage and are often used to transfer motion for indexing or timing purposes, as well as for linear positioning and positive drive conveying. They are typically used instead of chains or gears and we believe have a number of advantages over these alternatives, including less noise, no need for lubrication, improved durability and performance and a more compact design. Our synchronous belts are made of a flexible polymer over fabric reinforcement and are often built with Kevlar, aramid and carbon fibers.
Examples of industrial applications include use in HVAC systems, food processing and bottling plants, mining and agricultural equipment, automatic doors and robotics. Our synchronous belts are also utilized in personal mobility equipment, including both traditional and electric motorcycles, bicycles and scooters, applications in which clean, quiet performance is often valued. In automotive applications, our synchronous belts are used to synchronize the rotation of the engine crankshaft with the camshaft due to engine combustion in a valve train system, as well as in electric power steering and parking brake systems which are present in gasoline-powered, hybrid and electric vehicles.
During Fiscal 2019, Gates launched a new high-torque synchronous belt for industrial applications, the PowerGrip® GT®4. This new belt leverages Gates’ materials science and process engineering capabilities, utilizing a belt construction that replaces chloroprene with an advanced ethylene elastomer formulation that is more environmentally friendly. It has the highest power-carrying capacity in its segment, a wider operating temperature range and increased chemical resistance, allowing for narrower drives and a broad range of applications to be served with both first-fit and replacement channel customers.
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
Kits. Our kits for the automotive replacement channel include all of the parts needed by an automotive service shop to perform a replacement of one of our products. Kits are created for specific makes and models and typically include belts, tensioners and idlers, and will sometimes also include water pumps, as they are often replaced simultaneously with a timing belt. Our kits are convenient for service technicians as they eliminate the need for more complicated product sourcing. On a comparable quantity basis, kits typically sell at a premium to a loose belt and the individual related components.

Our power transmission products are used in a broad range of applications in end markets including off-highway end markets such as construction and agriculture, on-highway end markets such as transportation, diversified industrial, energy, automotive and consumer products. The majority of our Fiscal 2020 net sales came from replacement channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-developed distribution channels. For example, a combine harvester in North America can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through an established channel. Similarly, in the North American automotive replacement market, maintenance intervals are well defined, and miles driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these replacement markets represent a significant long-term opportunity for growth.
In addition to our power transmission replacement business, we also serve a wide variety of blue-chip first-fit customers across all of our end markets. The majority of our automotive first-fit revenues in power transmission tend to come from emerging markets. These markets generally are higher-growth and result in higher-margin business than our developed regions. Our selective first-fit participation in these markets serves to further strengthen our brand and reinforces the strong position from which we serve the growing base of installed equipment, as the nascent replacement channels continue to develop.
Fluid Power. Our Fluid Power solutions are used in applications in which hoses and rigid tubing assemblies either transfer power hydraulically or convey fluids, gases or granular materials from one location to another. Within our Fluid Power segment, we offer solutions across the following key application platforms:
•Stationary hydraulics: applications within stationary machinery, such as an injection molding machine or a manufacturing press;
•Mobile hydraulics: applications used to power various implements in mobile equipment used in construction, agriculture, mining and other heavy industries;
•Engine systems: applications in thermal management, turbocharger, air intake and other systems for internal combustion, hybrid and electric passenger and commercial vehicles, as well as in diesel engine systems for reduction of emissions; and
•Other industrial: applications in which hoses are used to convey fluids, gases or granular material across several industries such as food and beverage, other process industries, and oil and gas drilling and refining.
Customers choose fluid power solutions based on a number of factors, including application-specific product performance parameters such as pressure and temperature ratings, corrosion and leak resistance, weight, flexibility, abrasion resistance and cleanliness, as well as compliance with standards and product availability. Attributes associated with the supplier, including brand, global footprint and reputation for reliability and quality, are also considered.
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

During Fiscal 2018, Gates introduced a new premium product family consisting of hydraulic hoses that are lighter weight and more flexible. Made with high-performance reinforcement and a robust, abrasion-resistant cover, the MXT line of hydraulic hose is comprised of universally applicable, high-performance products that meet the needs of a wide range of applications. During Fiscal 2019, we launched the MXG line of hydraulic hose, a flexible, light-weight solution with increased durability and temperature performance, designed to replace conventional spiral hoses typically used in the most demanding applications. Also in Fiscal 2019, we launched a new, smart e-crimper, which is a machine used to attach fittings to hydraulic hoses. In addition to convenient, web-enabled access to training content and product crimp specs, this new crimper can be used with Gates’ intuitive mobile eCrimp app, which underwent a comprehensive update in Fiscal 2020.
Engine Hose. Our engine hose products perform a variety of conveyance functions in engine applications in internal combustion, hybrid and electric passenger and commercial vehicles. In internal combustion applications, Gates provides hose solutions for coolant (radiator, heater), air system (turbocharger, intake, vacuum, crankcase ventilation), fuel, oil (transmission oil cooling, power steering) and emissions / Diesel Exhaust Filtration (“DEF”) systems. In electric applications, Gates offers hose solutions for the thermal management system regulating the battery, inverter, motor(s) and passenger compartment.
Industrial Hose. Our industrial hoses are capable of transferring a wide range of substances - chemicals, food, beverages, petroleum, fuels, bulk materials, water, steam and air - to meet the requirements of diverse applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning and construction. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to enable hose performance at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. We also offer a wide range of couplings to provide complete assembly solutions to our customers.
Our fluid power products are used in numerous applications, including off-highway end markets such as construction and agriculture, on-highway end markets such as transportation, diversified industrial, energy, automotive and consumer products. The largest portion of our Fiscal 2020 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications. Approximately 18% of our Fiscal 2020 fluid power revenue came from products sold into the automotive end market, almost all of which was served through the higher-margin replacement channel.
Our Diverse Markets
We participate in many sectors of the industrial and consumer markets. Our products play essential roles in a diverse range of applications across a wide variety of end markets ranging from harsh and hazardous off-highway applications such as agriculture and construction, and diversified industrial applications such as manufacturing and logistics, to everyday consumer applications such as printers, power washers, automatic doors and vacuum cleaners. Virtually every form of transportation, ranging from internal combustion and electric trucks, buses, automobiles, to personal mobility vehicles, including motorcycles, bicycles, and snowmobiles, uses our products.
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
Our commercial capabilities are complemented by our global manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both first-fit customers and replacement customers in the same factory, which provides improved factory loading and demand leveling, as well as optimization of capital expenditures.

Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During Fiscal 2020, approximately 64% of our net sales were generated from replacement channels and 36% from first-fit channels globally. Our mix of replacement channel sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as China, our business is characterized by a higher first-fit presence, given the relatively underdeveloped replacement channels. We believe that ultimately our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 70% and 72% of our Fiscal 2020 net sales, respectively, were derived from these higher-margin replacement channels. In the vast majority of the applications we serve, we do not need to have been the first-fit provider to serve these applications in the replacement markets.
Replacement. The majority of our sales are generated from customers in replacement channels, who primarily serve a large base of installed equipment that follows a natural maintenance cycle. Our ability to help replacement channel partners maximize revenue is an important part of our value proposition. These customers miss sales opportunities if a required product cannot be obtained quickly, either from a short-lead time order or on-hand inventory.
In addition to our products, we offer digital tools and other content to distributors, installers and end users of equipment containing our products. We also assist with customer training on product installation and early identification of wear-and-tear on components, which helps drive sales for our channel customers while mitigating the risk of equipment failure for end users.
First-Fit. We work closely with our first-fit customers by providing application engineering expertise to assist them with equipment design and selecting the right products to optimize performance. In engine systems, we provide application engineering for cam drive and accessory drive applications, and complete all design and manufacturing of the system components in-house. Close interactions between our R&D organization and customer technical teams provide input into our innovation and product development processes. We selectively participate in first-fit projects, focusing on opportunities where we are able to differentiate with technology and innovative solutions.
Customers
We maintain long-standing relationships with many customers, who range from local distributors with one location to large, global manufacturers of equipment. No single customer accounted for more than 10% of our Fiscal 2020 net sales.
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
Manufacturing
We have a global, “in region, for region” manufacturing footprint and regional service model that enable us to operate efficiently and effectively in proximity to our customers. We operate 48 manufacturing facilities and service centers as well as several major technical centers giving us a presence in 30 countries throughout the world. Our in-country deployment of manufacturing and technical resources enables us to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.

Competition
We operate in competitive markets and industries that are also very fragmented. We offer our products and solutions across numerous and varied end markets and geographies through over 120 locations in 30 countries. Consequently, we have many competitors across our various markets and product offerings. These competitors and the degree of competition vary by product line, geographic scope, end market and channel. Although each of our markets and product offerings has many competitors, no single competitor competes with us with respect to all of our products, solutions, channels and end markets. Our global presence and the importance of product availability make it difficult for smaller regional and low-cost country manufacturers to penetrate our markets. We differentiate ourselves on the basis of product performance and quality, breadth of portfolio, customer support and training, service level, fill rates and product availability.
Research, Development and Intellectual Property
Applied R&D is important to our businesses and integral to our leading market positions. We have engineering teams in the U.S., Canada, the U.K., Germany, Spain, Poland, Turkey, Japan, China, Brazil, India, Mexico, Korea and Thailand that focus on the introduction of new and improved products with a particular emphasis on energy efficiency, safety, the application of technology to reduce unit and operating costs and improving services to our customers.
As of January 2, 2021, we held more than 2,400 patents and patent applications and 3,200 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
Materials and Suppliers
We use a wide variety of materials, resulting in a highly diversified mix of inputs, which are sourced from a variety of suppliers around the world. Generally, we seek to obtain materials in the regions where our products are manufactured to minimize transportation and other costs. As of January 2, 2021, we had not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials in excess of those required to meet our production schedules.

We continually seek to manage commodity and raw material costs using various strategies, including working with our customers and suppliers on pricing and costs, exploring material substitution opportunities, combining purchase requirements across regions and changing suppliers when appropriate.
Government Regulation
Our operations, products and properties are subject to extensive U.S. and foreign federal, state, local, and provincial laws and regulations relating to health, safety and environment (“HSE”) protection, including laws and regulations governing air emissions, wastewater discharges, waste management and disposal, substances in products, trade control laws, anti-corruption laws, data protection and privacy laws, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Under certain environmental laws, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. We are currently performing environmental investigations and/or remediation at a number of former and current facilities in the U.S. and Canada and are incurring costs in relation to a number of offsite waste disposal sites. For more information, see “Item 1A. Risk Factors - Risks Related to Legal and Regulatory Matters”.

Human Capital
As of January 2, 2021, we employed approximately 14,300 full time employees worldwide. Approximately 6,500 of our employees are located in North America, 3,600 in EMEA, 3,600 in Greater China and East Asia & India, and 600 in South America. Approximately 67% of our work force consists of production employees, while approximately 24% of our global workforce was female and 76% male. Of approximately 1,400 managerial employees, 21% were female.
Some of our employees are members of labor unions, and over many years we have been able to maintain successful relationships with the unions and employment organizations. To date, employee relations have been flexible and constructive as we continue to pursue lean manufacturing improvements in our plants. Gates employs agency contractors, temporary employees and contract employees as a small percentage of our workforce. The number of associates in these categories typically varies with demand on our factories and distribution centers. Gates employs a small number of part-time associates across the globe.
Health and safety
We care about our employees and we believe that our commercial success is linked to a safe and healthy workforce. We are therefore committed to responsible business practices through the establishment, implementation and maintenance of the Gates Global HSE Standards Manual. We strive for zero injuries and an incident-free workplace and have achieved significant progress towards this goal through targeted risk reduction activities, improved case management, increased accountability to corrective action identification and closure, and more effective safety observation programs.
Demonstrating our commitment to safety, beginning in February 2020, we mobilized a centralized crisis response team that urgently developed and implemented our countermeasure actions across the globe for the novel coronavirus (“COVID-19”) pandemic. In addition to adhering to or exceeding local government mandates and guidance provided by health authorities, we proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, mandatory temperature monitoring and periodic COVID-19 testing at our facilities.
Total rewards
Our compensation philosophy is to offer a compensation program that enables us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our shareholders over the long-term and to design compensation and benefit programs that provide a fair and competitive compensation opportunity in order to appropriately reward employees for their contributions to our success. Globally, we offer the opportunity to earn short-term and long-term incentive awards to eligible employees, including a manufacturing incentive program to many of our production employees.
Employee development and training
Gates is committed to developing and unlocking the potential of our people and we make significant investments in training and professional development. Our learning and development framework supports the development of leadership and professional skills in three ways: on-the-job, learning from others, and participating in formal training programs. Some of the specific global and regional development experiences we offer include a global mentoring program that promotes a diverse and inclusive culture and knowledge transfer opportunities between our mentors and mentees; a structured succession planning process that identifies key talent and develops our employees to continue working toward their career goals and early career programs designed to develop talent in different areas of the business; for example, engineering, commercial and human resources. For our production employees, we provide skills-based training and certification opportunities.
Diversity, equity and inclusion
The Gates management team is committed to creating and sustaining a diverse workplace that understands and values individual differences across demographics, experiences and perspectives. We want to ensure that collaborative and respectful business practices in a performance-based, supportive environment enable every employee to realize his/her/their career ambitions. To that end, we have formed a Diversity, Equity & Inclusion (“DE&I”) Steering Committee, consisting of executive leadership, which works closely with our DE&I Leadership Council, consisting of representatives of relevant diversity groups across Gates’ businesses, to develop a DE&I strategy consistent with our corporate values while promoting a culture of inclusion, collaboration, tolerance and equal opportunity.

In 2020, to further develop our policies, programs and processes, we began a partnership with Catalyst, a global non-profit organization, to assess both quantitative and qualitative data and to help us ensure success in our initiatives around DE&I. We believe a diverse environment widens our talent pool as we strive to be an employer of choice for people from all backgrounds.
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website, free of charge, at http://investors.gates.com as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
Summary of Risk Factors
We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. The following is a summary of some of these risks and uncertainties. This summary should be read together with the more detailed description of each risk factor below.
Summary of Risks Related to Economic and Market Conditions
•Conditions in the global and regional economy and the major end markets we serve may materially and adversely affect our business should they deteriorate.
•The COVID-19 pandemic has caused severe disruption in the global economy and may continue to have an adverse impact on our business.
•We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
•We may be unable to obtain raw materials at favorable prices in sufficient quantities, or at the time we require them.
•We may experience adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key channel partners.
•We are exposed to exchange rate fluctuations in the international markets in which we operate.
•Terrorist acts, conflicts and wars may materially adversely affect our business.
Summary of Risks Related to Our Business and Industry
•We may not be able to successfully compete with our competitors, which could adversely affect our business.
•Pricing pressures from our customers may materially adversely affect our business.
•We are dependent on the continued operation of our manufacturing facilities and we may need to make investments in new or existing facilities or consolidate facilities to align with our strategies.
•We may not be able to accurately forecast demand or meet significant increases in demand for our products.
•We may not be able to maintain and enhance our strong brand on which we depend.
•We are dependent on market acceptance of new product introductions and innovations for continued revenue growth.
•We have taken, and continue to take, cost-reduction actions that may expose us to additional risk, and we may not be able to maintain the level of cost reductions that we have achieved.
•Longer lives of products used in our end markets may adversely affect demand for some of our replacement products.
•The development of the replacement market in emerging markets may limit our ability to grow in those markets.
•We may acquire businesses or assets that we may not be able to successfully integrate.
•We have investments in joint ventures that limit our ability to manage third-party risks associated with these projects.
•We are subject to liabilities with respect to businesses that we have divested in the past.
•Our insurance may not fully cover all future losses we may incur.
•If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, it may have a material adverse effect on our business.
•The loss or financial instability of any significant customer could adversely affect our business.

Summary of Risks Related to Legal and Regulatory Matters
•We are subject to risks from litigation, legal and regulatory proceedings and obligations.
•Our products could infringe on the intellectual property of others, adversely affecting our business.
•Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
•Failure to develop, obtain, enforce and protect intellectual property rights could adversely affect our business.
•We may not be able to protect or enforce our intellectual property rights in all jurisdictions throughout the world.
•We may be subject to recalls or product liability claims, or may incur costs related to product warranties.
•We are subject to anti-corruption laws in various jurisdictions, as well as other laws governing our international operations. If we fail to comply with these laws we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could materially adversely affect our business, financial condition and results of operations.
•Existing or new laws and regulations may prohibit, restrict or burden the sale of aftermarket products.
•Existing or new laws and regulations regarding environmental, health and safety matters may prohibit, burden, restrict or make significantly more costly the sale of our products.
Summary of Risks Related to Cybersecurity and Information Systems
•Cyber-security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
•Global privacy, data protection and data security requirements are highly complex, evolving rapidly, and may increase our costs to comply.
•Information systems failure may disrupt our business and result in financial loss and liability to our customers.
Summary of Risks Related to Human Capital Management
•If we lose our senior management or key personnel, our business may be materially and adversely affected.
•We may be materially adversely impacted by work stoppages and other labor matters.
•Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Summary of Risks Related to Tax Matters
•Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
•Changes in tax laws could result in additional tax liabilities.
•Relevant tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes.
Summary of Risks Related to Our Indebtedness
•We are subject to risks related to our indebtedness. These include risks related to raising additional capital, paying our debts and meeting our indebtedness service obligations, interest rate risk, operating and financial restrictions on us and our subsidiaries, and the risk of failure to comply with the agreements relating to our outstanding indebtedness.
Summary of Risks Related to the Ownership of our Ordinary Shares
•We are subject to additional risks specific to ownership of our ordinary shares. These risks include those related to being a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”), adverse changes in the market value of our shares, lack of current plans for dividend payments, risks related to future issuances of shares, and risks specific to holding shares in a U.K. company.

Risks Related to Economic and Market Conditions
Conditions in the global and regional economy and the major end markets we serve may materially and adversely affect our business should they deteriorate.
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
We cannot predict the timing, strength or duration of any economic recovery, including in the short-cycle end markets, or a downturn globally or within our end markets. If conditions in the global economy or in the regions and major end markets that we serve deteriorate, demand for our products may decline and our results of operations, financial position and cash flows could be materially adversely affected.
The COVID-19 pandemic has caused severe disruption in the global economy, and may continue to have an adverse impact on our business.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in these risk factors or result in new risks, due to the impact of:
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including any variants, the development, distribution and effectiveness of vaccines or other medical advances, the extent and effectiveness of containment actions, the impact of labor market interruptions, the impact of government interventions, the potential of a longer term economic slowdown or recession and the impact of these and other factors on our employees, customers, suppliers and partners. Such impact on our business, operating results, cash flows and/or financial condition is uncertain, could be material and could result in asset impairment charges, including impairments of property, plant and equipment, goodwill or other intangible assets.
We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
One of our key strategies is to capitalize on our global commercial reach, and a substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2020, approximately 62% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 120 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:
•imposition of new or additional tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;
•political, social or economic instability, civil unrest, natural disasters, public health crises, war or terrorism that may disrupt economic activities in affected countries;
•exchange rate fluctuations, currency restructurings and hyperinflation or deflation in the countries in which we operate;
•imposition of currency restrictions and limitations on repatriation of earnings;
•the complexities of operating within multiple tax jurisdictions;
•partial or total expropriation by local, state or national governments;
•uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;
•the ability to comply with or effect of complying with complex and changing laws, regulations and policies of foreign governments, including differing and, in some cases, more stringent labor and environmental regulations;
•differing local product preferences and product requirements; and
•difficulties involved in staffing and managing widespread operations, including challenges in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures.

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
In addition, economic and political uncertainty arose out of the June 23, 2016 vote in the U.K. that resulted in the U.K.’s exit from the European Union (the “E.U.”), commonly referred to as “Brexit,” on January 31, 2020. In order to negotiate a trade agreement and other aspects of their future relationship, the E.U. and the U.K. agreed to participate in a transition period that expired on December 31, 2020. On December 24, 2020, the E.U. and the U.K. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are currently in the process of reviewing the potential impact of the new Brexit trade deal on our business and operations. In addition, we do not know if the E.U. and the U.K. will succeed in negotiating certain other terms not yet addressed or covered by the new Brexit trade deal. Accordingly, we cannot yet predict the future implications of Brexit or whether it could disrupt our operations, increase our cost of doing business or otherwise adversely affect our financial condition or results of operations.
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
We may be unable to obtain raw materials at favorable prices in sufficient quantities, or at the time we require them.
We purchase our energy, steel, aluminum, rubber and rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control. In recent years, the prices for energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly. While we strive to avoid this risk by using price escalation mechanisms with respect to our raw materials in certain of our customer contracts, and we also seek to offset our increased costs with gains achieved through operational efficiencies, if we are unable to pass increases in the costs of our raw materials on to our customers or we experience a lag in our ability to pass increases to our customers, or operational efficiencies are not achieved, our operating margins and results of operations may be materially adversely affected.
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

We may experience adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key channel partners.
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
Terrorist acts, conflicts and wars may materially adversely affect our business.
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

Risks Related to Our Business and Industry
We may not be able to successfully compete with our competitors, which could adversely affect our business.
We are subject to competition from other producers of products similar to ours. We compete on a number of factors, including product performance, quality, value, product availability, brand recognition, customer service, innovation and technology. Our customers often demand delivery of our products on a tight time schedule and in a number of geographic markets. If our quality of service declines or we cannot meet the demands of our customers, they may utilize the services or products of our competitors. Our competitors include manufacturers that may be better capitalized, may have a more extensive low-cost sourcing strategy and presence in low-cost regions, or may receive significant governmental support and, as a result, may be able to offer more aggressive pricing. Our competitors also may develop products that are superior to our products, may develop more efficient or effective methods of providing products and services, or may adapt more quickly than we do to new technologies or evolving customer requirements. If we are unable to continue providing technologically superior or better quality products, timely delivery and competitive pricing, our ability to compete could be harmed and we could lose customers or market share.
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
While we are not heavily dependent on any single manufacturing facility, major disruptions at a number of our manufacturing facilities, due to labor unrest, adverse weather, natural disasters, terrorist attacks, significant mechanical failure of our facilities, or other catastrophic event, could result in interruption of our business, a potential loss of customers and sales, or significantly increased operating costs.
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
Certain of our businesses operate with short lead times, and we order raw materials and supplies and plan production based on discussions with our customers and internal forecasts of demand. If we are unable to accurately forecast demand for our products, in terms of both volume and specific products, or react appropriately to abrupt changes in demand, we may experience delayed product shipments and customer dissatisfaction. If demand increases significantly from current levels, both we and our suppliers may have difficulty meeting such demand, particularly if such demand increases occur rapidly. Additionally, we may carry excess inventory if demand for our products decreases below projected levels. Failure to accurately forecast demand or meet significant increases in demand could have a material adverse impact on our business, financial condition and operating results.

We may not be able to maintain and enhance our strong brand on which we depend.
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
We have taken, and continue to take, cost-reduction actions that may expose us to additional risk and we may not be able to maintain the level of cost reductions that we have achieved.
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
The development of the replacement market in emerging markets may limit our ability to grow in those markets.
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
We may acquire businesses or assets that we may not be able to successfully integrate.
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

We may not be able to effectively integrate acquisitions or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. As a result, we may not be able to recoup our investment in such acquisitions or achieve the economic benefits that we anticipate from such acquisitions. Our efforts to integrate these businesses or assets could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses or assets could cause the interruption of, or loss of momentum in, the activities of our existing business and the diversion of management’s attention. Furthermore:
•the key personnel of the acquired company may decide not to work for us;
•customers of the acquired company may decide not to purchase products from us;
•suppliers of the acquired company may decide not to sell products to us;
•the markets may reject the acquired technologies, or they may not integrate with our existing technologies as expected;
•we may experience business disruptions as a result of information technology systems conversions;
•we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;
•we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;
•we may intentionally assume the liabilities of the companies we acquire, which could result in material adverse effects on our business;
•our existing business may be disrupted or receive insufficient management attention;
•we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and
•we may incur debt or issue equity securities to pay for a future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing shareholders.
These impacts and any delays or difficulties encountered in connection with the integration of these businesses or assets could negatively impact our business and results of operations.
In addition, certain of the businesses that we have acquired and may acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. Such financial statements could be materially different if audited. Further, we may not continue to acquire businesses at valuations consistent with our prior acquisitions or we may not complete future acquisitions at all. There may not be attractive acquisition opportunities at reasonable prices, financing may not be available, or we may not be able to successfully integrate such acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially negatively affect our business, results of operations or financial condition.
We have investments in joint ventures that limit our ability to manage third-party risks associated with these projects.
We have investments in joint ventures which may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. Actions by a co-venturer or other third party could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-performance of a co-venturer’s obligations may cause losses to us in excess of the capital we have invested or committed.
Although our joint ventures may generate positive cash flow, in some cases we may choose to leave cash in the joint venture rather than distribute it either to support future investments within the joint venture or because it may be costly to distribute.

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
Manufacturers of products such as ours are subject to inherent risks. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or provide effective coverage under all circumstances and against all hazards or liabilities to which we may be subject. Specifically, our insurance may not be sufficient to replace facilities or equipment that are damaged in part or in full. Damages or third-party claims for which we are not fully insured could adversely affect our financial condition and results of operations. Further, due to rising insurance costs and changes in the insurance markets, insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available. Additionally, our insurance may subject us to significant deductibles, self-insured retentions, retrospectively rated premiums or similar costs. Any losses not covered by insurance could have a material adverse effect on us. We typically purchase business interruption insurance for our facilities. However, if we have a stoppage, our insurance policies may not cover every contingency and may not be sufficient to cover all of our lost revenues. In the future, we may be unable to purchase sufficient business interruption insurance at desirable costs.
We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters, which could result in unforeseen and damaging events. These risks may expose us, as an equipment operator and supplier, to liability for personal injury, wrongful death, property damage, pollution and/or other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations, cash flows and financial condition could be negatively impacted. If our customers suffer damages as a result of the occurrence of such events, they may reduce their business with us.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, it may have a material adverse effect on our business.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crises such as the COVID-19 pandemic, or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss or ongoing closure or disruption, it could negatively impact our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation, result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
The loss or financial instability of any significant customer or customers could adversely affect our business.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2020, our top ten customers accounted for approximately 24% of our consolidated net sales and accounted for approximately 35% of our trade accounts receivable balance as of January 2, 2021, and our largest customer accounted for approximately 9% and 17% of our Fiscal 2020 consolidated net sales and trade accounts receivable balance as of January 2, 2021, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to Legal and Regulatory Matters
We are subject to risks from litigation, legal and regulatory proceedings and obligations.
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
Our products could infringe on the intellectual property of others, adversely affecting our business.
Third parties may assert infringement or other misappropriation claims against us based on their patents or other intellectual property rights. In addition, first-fit manufacturers are seeking and obtaining more utility and design patents than they have in the past to threaten claims of intellectual property infringement against manufacturers and distributors of aftermarket products in efforts to restrict or eliminate the sale of aftermarket products.
Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages, if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us, we could be restricted or prohibited from manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology. Even if infringement claims against us are without merit, we will likely incur significant expenses investigating and defending such claims, and even if we prevail, may divert management attention from other business concerns.
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
Although we routinely conduct anti-counterfeiting activities in multiple jurisdictions, we have encountered counterfeit reproductions of our products that infringe on our intellectual property rights. We expect pirates to continue to encounter counterfeiting of certain of our products using our trademarks, which has led to, and will likely continue to cause loss of sales. It is difficult to police such counterfeiting, particularly on a worldwide basis, and the actions we take to stop such counterfeiting and to establish trademarks and other intellectual property rights may not be adequate to prevent such counterfeiting activities by others. If we are unsuccessful in challenging such products on the basis of trademark or other intellectual property infringement, continued sales of such imitating products may adversely affect market share and impact customer perceptions and demand.
Failure to develop, obtain, enforce and protect intellectual property rights could adversely affect our business.
Our success depends on our ability to develop technologies and inventions used in our products and to brand such products to obtain intellectual property rights and to protect and enforce such intellectual property rights. In this regard, we rely on U.S. and foreign patent, trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions.

However, we may not be able to obtain patents or other intellectual property rights in our new technologies and inventions or, if we do, the scope of such rights may not be sufficiently broad to afford us any significant commercial advantage over our competitors. In addition, the technologies and inventions developed by our engineers in the future may not prove to be as valuable as those of competitors, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
Even if we do obtain intellectual property rights, our efforts to enforce our intellectual property rights against infringers may not prove successful and will likely be time consuming and expensive. Competitors and other third parties may also challenge the ownership, validity, and/or enforceability of our patents or other intellectual property rights.
To the extent we do assert our intellectual property rights against third parties, adequate remedies may not be available in the event of an infringement or unauthorized use or disclosure of our trade secrets. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.
We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
Although we rely on U.S. and foreign intellectual property rights, filing, prosecuting, enforcing, and defending patents on our products in all jurisdictions throughout the world would be prohibitively expensive, and the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the U.S.
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
We may be subject to recalls or product liability claims, or may incur costs related to product warranties.
Meeting or exceeding many government-mandated safety standards is costly and requires manufacturers to remedy defects related to product safety through recall campaigns if the products do not comply with safety, health or environmental standards. If we, our customers or government regulators determine that a product is defective or does not comply with such standards prior to the start of production, the launch of a product could be delayed until such defect is remedied. The costs associated with any protracted delay of a product launch or a recall campaign to remedy defects in products that have been sold could be substantial.
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
Existing or new laws and regulations regarding environmental, health and safety matters may prohibit, burden, restrict or make significantly more costly the sale of our products.
Our operations, products and properties are subject to extensive foreign, federal, state, local and provincial laws and regulations relating to HSE protection around the world. HSE laws vary by jurisdiction but generally govern air emissions, wastewater discharges, material handling and transportation, waste management and disposal, substances in products, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Failure to comply with HSE laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and negative publicity.

HSE laws have become increasingly stringent and stricter interpretation or enforcement of new and existing HSE laws could adversely affect our business, financial condition and results of our operations and product demand. For example, increasing global interest to control emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) in an effort to minimize the effect on climate change have the potential to directly impact the price of the energy and raw materials we purchase. In addition, GHGs regulations could impact oil and gas production, a key demand driver of our industrial end markets, and reduce demand for our products by driving down the use of fossil fuels.
The evolution of HSE laws beyond manufacturing operations to restrict specific chemical substances in our products or impose labeling and other requirements, such as California’s Safe Drinking Water and Toxic Enforcement Act (“Proposition 65”), or European Union’s Registration, Evaluation, Authorisation, and Restriction of Chemical Substances (“REACH”) Directive, could result in significant costs or limit access to certain markets.
We have incurred, and will continue to incur, both operating and capital costs to comply with HSE laws, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial properties that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.
Risks Related to Cybersecurity and Information Systems
Cyber-security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber-security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
Global privacy, data protection and data security requirements are highly complex, evolving rapidly, and may increase our costs to comply.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization and privacy laws that require data to stay within their borders, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data handling practice in accordance with applicable law.
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

Risks Related to Human Capital Management
If we lose our senior management or key personnel, our business may be materially and adversely affected.
The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for skilled workers. It cannot be assured that we will be able to retain all of our current senior management personnel and attract and retain other necessary personnel, including skilled workers, necessary for the development of our business. Further, in the event we do lose key personnel, the success of our business may depend on whether we have appropriate succession plans in place and can implement such plans to identify and integrate new personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and implement succession plans as required could have a material adverse effect on our business, financial condition and results of operations.
We may be materially adversely impacted by work stoppages and other labor matters.
As of January 2, 2021, we had approximately 14,700 employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot insure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce. In addition, many of our customers and vendors have unionized workforces. If one or more of our customers or vendors experience a material work stoppage, it could similarly have a material adverse effect on our business, results of operations and financial condition.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of January 2, 2021, the unfunded amount of our defined benefit pension plans on a worldwide basis was $62.9 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
Risks Related to Tax Matters
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
Changes in tax laws can and do occur. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which is complex and continues to be further clarified with supplemental guidance. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken a new project to address the tax challenges of the digitization of the economy. The proposal seeks to allocate a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business, and by implementing a global minimum tax. Such OECD projects are likely to result in further changes to the international tax regime which could adversely impact our effective tax rate and tax liabilities.
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
Relevant tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes.
We are a company incorporated in the U.K. Current U.K. tax law provides that we will be regarded as being U.K. resident for tax purposes from incorporation and shall remain so unless (i) we were concurrently resident of another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the U.K., and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
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
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy, or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.
We are highly leveraged. As of January 2, 2021, the total principal amount of our debt was $2,720.8 million. Subject to the limits contained in the credit agreements that govern our senior secured credit facilities, the indenture that governs our notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of January 2, 2021, after taking into account our interest rate derivatives, $762.9 million (equivalent), or 28.0%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, we have $2,152.6 million of variable rate indebtedness that uses LIBOR or EURIBOR as a benchmark for establishing the rate of interest. LIBOR and its foreign currency counterparts are the subject of recent national, international and other regulatory guidance and proposals for reform and were initially not expected to be maintained after 2021. In November 2020, the Board of Governors of the U.S. Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a joint statement stating that the administrator of LIBOR will consult on its intention to cease publicizing “one week” and “two month” LIBOR following the publication at the end of 2021, but the remaining LIBOR periods would only cease following the publication at the end of June 2023 to allow a greater number of existing contracts to mature prior to any disruption in LIBOR. However, there is no certainty that financial institutions will enter into new contracts, or agree to modify terms of existing contracts, utilizing LIBOR after 2021. We therefore may need to renegotiate certain of our loan agreements that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR or EURIBOR of the replacement reference rates. At this time, it is not possible to predict how markets will respond in coming years to alternative reference rates as replacements to the current interbank rates. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and could challenge our ability to renegotiate our revolving credit facility or other variable rate debt offerings.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries that could prevent us from capitalizing on business opportunities.
The credit agreements that govern our senior secured term loan facilities and the indenture that governs our notes impose significant operating and financial restrictions on our subsidiaries. These restrictions limit the ability of certain of our subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.
As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot ensure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
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

Risks Related to the Ownership of our Ordinary Shares
Our Sponsor and its affiliates control us and their interests may conflict with ours in the future.
Our Sponsor and its affiliates beneficially owned approximately 84.7% of our outstanding ordinary shares as of January 2, 2021. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by such Sponsor. Even when our Sponsor and its affiliates cease to own ordinary shares representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive other shareholders of an opportunity to receive a premium for ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.
Our Sponsor and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our shareholders. Our shareholders’ agreement provides that neither our Sponsor nor any of its affiliates or any director who is not employed by us or his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our shareholders.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, rely on and intend to continue to rely on, exemptions from certain corporate governance requirements. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Sponsor controls a majority of the combined voting power of all classes of our shares entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
•are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have a nominating and corporate governance committee that is composed entirely of independent directors.
Because we utilize certain of these exemptions, our compensation, nominating and governance committees are not comprised entirely of independent directors and accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The market price of our ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.
The market price of our ordinary shares has been and may in the future be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During 2020, the per share trading price of our ordinary shares fluctuated from a low of $5.42 to a high of $14.30. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our ordinary shares regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of our ordinary shares could decrease significantly.
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
Because we have no current plans to pay dividends on our ordinary shares, our shareholders may not receive any return on their investments unless they sell their ordinary shares for a price greater than that which they paid.
We have no current plans to pay dividends on our ordinary shares. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our board of directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, our shareholders may not receive any return on an investment in our ordinary shares unless such shares are sold for a price greater than that which was paid for them.
Our shareholders may be diluted by the future issuance of additional ordinary shares in connection with our incentive plans, acquisitions or otherwise.
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

Pursuant to a registration rights agreement, we granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. In Fiscal 2019, the SEC declared effective a registration statement on Form S-3 that, among other things, registers (i) up to a maximum aggregate offering price of $1,000,000,000 of our securities, and (ii) the resale of 243,985,383 shares held by our Sponsor, which represented approximately 83.9% of our outstanding ordinary shares as of January 2, 2021. These shares held by our Sponsor also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations. The market price of our ordinary shares could drop significantly if we or our Sponsor sell these shares or are perceived by the market as intending to sell them.
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

If at the time of a takeover offer, the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.
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

If our ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted and/or our ability to issue shares under our equity compensation plans may be restricted.
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
As of January 2, 2021, the carrying amount of our property, plant and equipment was $705.0 million of which $4.1 million related to assets held under finance leases. This compares to a carrying amount of our property, plant and equipment of $727.9 million as of December 28, 2019, of which $2.8 million related to assets held under finance leases.
Included in property, plant and equipment are land and buildings with a total carrying amount of $247.3 million as of January 2, 2021, compared to $249.2 million as of December 28, 2019, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, predominantly in North America. As of January 2, 2021, Gates owned 33 of these facilities, including 24 manufacturing or service centers.
Additionally, we lease approximately 101 locations. These leased locations included 24 manufacturing or service centers as of January 2, 2021. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 5, 2021, there were three holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these recordholders, including through banks, brokers, and other institutions.
Dividends
We have no current plans to pay dividends on our ordinary shares. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We are a holding company and have no direct operations; accordingly, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, the ability of our subsidiaries to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing any indebtedness we or our subsidiaries may incur in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2020 and Fiscal 2019. For discussion and analysis of our financial condition and results of operations for Fiscal 2019 and Fiscal 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2019, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
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
During Fiscal 2020, sales into replacement channels accounted for approximately 64% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2020, sales into first-fit channels accounted for approximately 36% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 7% of our total net sales for Fiscal 2020, with first-fit automotive sales in North America contributing less than 3% of total net sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

Our recently completed manufacturing footprint investments and other productivity improvements in recent years have helped to position us to continue to make progress on our restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs and, to a lesser degree, streamlining our selling, general and administrative (“SG&A”) back-office functions. We anticipate that most of the costs associated with these actions will be incurred during 2020 and 2021. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in the current and prior years.
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued into 2021, although to a lessening degree as it impacts our business, as governments, companies and communities implemented strict measures to minimize the spread of COVID-19. We are prioritizing the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
In early February 2020, as our business in China was being impacted, we mobilized a centralized crisis response team that developed and is tactically engaged in the implementation of our countermeasure actions across our global footprint. We are adhering to local government mandates and guidance provided by health authorities and have proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, and mandatory temperature monitoring at our facilities. We expect to continue implementing these measures and we may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. We may continue to experience these production disruptions, which could place constraints on our ability to produce our products and meet customer demand or increase our costs. Of these temporary closures in the first half of 2020, the most significant for us was in Greater China, where we closed all of our production facilities for approximately three weeks, and in India, where our facilities were closed for approximately six weeks. We have since safely returned these plants to more normalized capacity. Our two largest regions of Europe and North America did not begin to see an impact from COVID-19 until late March 2020. With large portions of the economies in these regions having been effectively shut down during April 2020, we experienced significant year-over-year revenue declines most sharply in that month, with significant month-over-month improvements in subsequent months.
As shelter-in-place requirements eased in various jurisdictions, unfortunately accompanied in some cases by a resurgence in cases, there has been continued progress in the fight against COVID-19. We have seen sequential improvements in both the third and fourth quarters of 2020 compared to the second quarter of 2020, and we currently expect the first quarter of 2021 to show further improvement compared to the fourth quarter. During this crisis, we have maintained our ability to respond to demand improvements, and while we have limited new capital expenditures, we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $386.7 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $521.4 million as of January 2, 2021. In addition, our business also has a demonstrated ability to generate free cash flow even in challenging environments.

As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on Gates’ operations may continue to be material.
Despite this highly uncertain environment, our early experience in China, and more recent experience in North America and EMEA, has helped frame our response to this crisis and our focus in 2021 will continue to be on:
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
Results for the year ended January 2, 2021 compared to the results for the year ended December 28, 2019
Summary Gates Performance

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Net sales	$2,793.0	$3,087.1
Cost of sales	1,758.3	1,944.6
Gross profit	1,034.7	1,142.5
Selling, general and administrative expenses	776.9	777.3
Transaction-related expenses	5.2	2.6
Asset impairments	5.2	0.7
Restructuring expenses	37.3	6.0
Other operating (income) expenses	(1.0)	9.1
Operating income from continuing operations	211.1	346.8
Interest expense	154.3	157.8
Other income	(14.2)	(9.8)
Income from continuing operations before taxes	71.0	198.8
Income tax benefit	(19.3)	(495.9)
Net income from continuing operations	$90.3	$694.7

Adjusted EBITDA(1)	$506.6	$611.0
Adjusted EBITDA margin	18.1%	19.8%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during Fiscal 2020 were $2,793.0 million, compared to $3,087.1 million during the prior year, a decrease of 9.5%, or $294.1 million. Our net sales for Fiscal 2020 were adversely impacted by movements in average currency exchange rates of $34.5 million compared to the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Brazilian Real and Mexican Peso. Excluding this impact, core sales decreased by $259.6 million, or 8.4%, during Fiscal 2020 compared to the prior year, driven primarily by lower volumes, offset partially by a benefit of $16.1 million from favorable pricing.

Core sales in our Power Transmission and Fluid Power businesses declined by 6.5% and 11.6%, respectively, during Fiscal 2020. This decline in core sales was driven by the impacts from the COVID-19 pandemic which adversely affected sales to customers across all of our channels, particularly the industrial replacement channel, which declined by $91.1 million compared to the prior year. Globally, sales to our industrial customers declined by $153.3 million on a core basis, compared to a $106.3 million decline in core sales to our automotive customers, compared to the prior year. Most of the industrial decline came from North America, which decreased by $111.0 million during Fiscal 2020, compared to the prior year, driven by lower volumes in the construction, energy and heavy duty vehicle end markets. Industrial sales in EMEA decreased by 10.6% compared to the prior year, buoyed by strong sales in the second half, but reflecting the weakness in the construction end market, and a decline of 4.3% in the general industrial end market. Industrial sales in Greater China grew by $19.8 million in Fiscal 2020 compared to the prior year, driven almost exclusively by sales to our industrial first-fit customers, primarily in the general industrial and heavy duty vehicle end markets.
Global sales to the automotive end markets declined by 7.6% during Fiscal 2020 compared to the prior year, driven by declines in North America, Greater China and East Asia & India. In all of our regions, the decline was focused in the first half of the year and we have seen steady recovery throughout the second half of 2020 with sales broadly flat in the third quarter and growing by 8.7% in the fourth quarter, compared to the prior year periods.
Cost of sales
Cost of sales for Fiscal 2020 was $1,758.3 million, compared to $1,944.6 million for the prior year, a decrease of 9.6%, or $186.3 million. The decrease was driven primarily by lower volumes, a function of lower demand resulting from the COVID-19 pandemic. Favorable movements in average currency exchange rates contributed a further $20.6 million to the decrease in cost of sales during Fiscal 2020 compared to the prior year.
Gross profit
Gross profit for Fiscal 2020 was $1,034.7 million, down 9.4% from $1,142.5 million for the prior year. This change was driven primarily by lower volumes, offset partially by a benefit from favorable pricing of $16.1 million.
Our gross profit margin for Fiscal 2020 was unchanged from the prior year at 37.0%.
Selling, general and administrative expenses
SG&A expenses for Fiscal 2020 were $776.9 million compared to $777.3 million for the prior year. This decrease of $0.4 million was driven primarily by higher labor costs of $24.0 million (including higher severance), offset by savings on most other cost categories, primarily travel, entertainment and marketing, and variable costs related to decreased volumes.
Transaction-related expenses
Transaction-related expenses of $5.2 million were incurred during Fiscal 2020, related primarily to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone upon acquiring Gates in July 2014. Transaction-related expenses of $2.6 million were incurred during the prior year period, related primarily to exploratory merger and acquisition activity, as well as to corporate filings and transactions to provide the Company with flexibility for future raising of capital and debt, share buybacks and dividend payments. These expenses were offset partially by the release of an accrual from a prior year period acquisition.
Restructuring expenses
As described further under “Business Trends” above, we have accelerated and expanded upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, streamlining our SG&A back-office functions.

Restructuring expenses, including asset impairments, of $43.9 million were recognized during Fiscal 2020, related primarily to the closure of a manufacturing facility in Korea, a European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, and the closure of two North American manufacturing facilities. The closure of the Korean facility resulted in severance and other labor and benefit costs of $13.2 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million (recognized in asset impairments). Restructuring costs incurred in relation to our European reorganization were $12.6 million, of which $11.4 million related to estimated severance.
Restructuring expenses, including asset impairments, of $7.9 million were recognized during the prior year, related primarily to severance costs, predominantly due to reductions in force across all regions and impairments of inventory and fixed assets related to facility closures in countries including France, the U.S., Turkey and Australia. During Fiscal 2019 we also incurred $1.6 million of professional fees relating primarily to the closure of one of our facilities in France, the reorganization of our European corporate center, and a strategic restructuring of part of our Asian business.
Interest expense

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Debt:
Dollar Term Loan	$77.2	$80.7
Euro Term Loan	24.2	22.4
Dollar Senior Notes	35.9	35.4
Other loans	0.1	0.1
	137.4	138.6
Amortization of deferred issuance costs	13.5	16.6
Other interest expense	3.4	2.6
	$154.3	$157.8
Details of our long-term debt are presented in note 15 to the consolidated financial statements included elsewhere in this report.
Interest on debt for Fiscal 2020 decreased when compared to the prior year due primarily to the lower interest rates applicable to the floating rate Dollar Term Loan. This decrease was substantially offset by derivative hedging activity on our cross currency and interest rate derivatives of $16.1 million during Fiscal 2020 compared to the prior year.
The amortization of deferred issuance costs in Fiscal 2020 includes accelerated amortization of $3.7 million due to the prepayment of $300.0 million against our Dollar Term Loan facility on December 31, 2020, whereas Fiscal 2019 includes accelerated amortization of $6.1 million due to the repayment of our outstanding 6.00% Senior Notes due 2022 as part of the refinancing transactions described further in note 15 to the consolidated financial statements included elsewhere in this report.
Other income

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Interest income on bank deposits	$(4.3)	$(5.7)
Foreign currency gain on net debt and hedging instruments	(5.3)	(0.8)
Net adjustments related to post-retirement benefits	(4.5)	(3.1)
Other	(0.1)	(0.2)
	$(14.2)	$(9.8)
Other income for Fiscal 2020 was $14.2 million, compared to $9.8 million in the prior year. Lower interest on bank deposits due to lower interest rates was more than offset by higher gains from movements in foreign currency exchange rates on net debt and hedging instruments during Fiscal 2020 compared to the prior year.
In addition, we recognized net settlement and curtailment gains in relation to our post-retirement benefit plans of $2.1 million during Fiscal 2020, compared to $0.7 million in the prior year.

Income tax benefit
For Fiscal 2020, we had an income tax benefit of $19.3 million on pre-tax income of $71.0 million, which resulted in an effective tax rate of (27.2%) compared to an income tax benefit of $495.9 million on pre-tax income of $198.8 million, which resulted in an effective tax rate of (249.4)% for Fiscal 2019.
The increase in the effective tax rate for Fiscal 2020 compared to the prior year was due primarily to the recognition in the prior year of a $579.0 million tax benefit related to the release of valuation allowances, related mainly to Luxembourg net operating losses, offset partially by a tax expense of $59.7 million from related unrecognized tax benefits, both resulting from our European business reorganization. In addition to the business reorganization, our effective tax rate for Fiscal 2020 benefited from certain tax items including $32.3 million for audit settlements, changes in valuation allowances and tax law changes. Fiscal 2019 also included $12.0 million of net tax benefits, consisting of a benefit in tax on international operations of $19.9 million, offset partially by an increase of $7.9 million in unrecognized tax benefits.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2020 that it was more likely than not that deferred tax assets in the U.K., Luxembourg, and Belgium totaling $29.5 million were realizable. Similarly, we determined in Fiscal 2019 that it was more likely than not that deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
In Fiscal 2020, the deferred tax assets above relate primarily to disallowed interest carryforwards of $26 million in these jurisdictions which have no expiration. As a result of changes in estimates of future taxable profits, in the third quarter of Fiscal 2020, due primarily to the impact of anticipated changes to the composition of our intercompany financing arrangements, our judgment changed regarding valuation allowances on these deferred tax assets. The change in estimates and resulting change in judgment relate to the evaluation of proposed international tax law changes advanced during the period.
Included within the $586.2 million of valuation allowances released in Fiscal 2019 are deferred income tax assets totaling $579.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of Fiscal 2019 due to the implementation of our European corporate center. Our European corporate center was implemented in Fiscal 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.

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
Adjusted EBITDA
Adjusted EBITDA for Fiscal 2020 was $506.6 million, compared to $611.0 million in the prior year, a decrease of 17.1% or $104.4 million. The Adjusted EBITDA margin was 18.1% for Fiscal 2020, a 170 basis point decrease from the prior year. The decrease in Adjusted EBITDA was driven primarily by the impact from reduced volumes and resulting lower fixed cost absorption.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (64.5% of Gates’ net sales for the year ended January 2, 2021)

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	Period over period change
Net sales	$1,800.2	$1,945.7	(7.5%)
Adjusted EBITDA	$353.0	$412.6	(14.4%)
Adjusted EBITDA margin	19.6%	21.2%
Net sales in Power Transmission for Fiscal 2020 were $1,800.2 million, compared to $1,945.7 million in the prior year, a decrease of 7.5%, or $145.5 million. Excluding the adverse impact of movements in average currency exchange rates of $18.4 million, core sales decreased by 6.5%, or $127.1 million, compared to the prior year, driven primarily by lower volumes.
Power Transmission’s core sales decline was driven primarily by a combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic. These factors impacted sales to our automotive customers in particular, with automotive first-fit and automotive replacement sales decreasing by 14.1% and 4.7%, respectively, during Fiscal 2020 compared to the prior year. Most of this decline came from the automotive replacement channel in North America and the automotive first-fit channels in Greater China and East Asia & India. Partially offsetting these declines was growth of 4.4% in sales to our industrial first-fit customers, primarily in Greater China and EMEA, driven by the general industrial and heavy duty vehicle end markets. We also saw modest growth of 5.3% in the construction end market for Fiscal 2020 compared to the prior year, particularly in North America. Sequentially, all regions grew during the fourth quarter compared to the third quarter, with North America growing by 9.3% and EMEA by 5.5%.
Power Transmission Adjusted EBITDA for Fiscal 2020 was $353.0 million, compared to $412.6 million in the prior year, a decrease of 14.4% or $59.6 million. The Adjusted EBITDA margin for Fiscal 2020 was 19.6%, a 160 basis point decline from the prior year. The decreases compared to the prior year were driven primarily by lower volumes and resulting lower fixed cost absorption.

Fluid Power (35.5% of Gates’ net sales for the year ended January 2, 2021)

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	Period over period change
Net sales	$992.8	$1,141.4	(13.0%)
Adjusted EBITDA	$153.6	$198.4	(22.6%)
Adjusted EBITDA margin	15.5%	17.4%
Net sales in Fluid Power for Fiscal 2020 were $992.8 million, compared to $1,141.4 million in the prior year, a decrease of 13.0%, or $148.6 million. Excluding the adverse impact of movements in average currency exchange rates of $16.1 million, core sales decreased by 11.6%, or $132.5 million, compared to the prior year, driven primarily by lower volumes.
Fluid Power’s core sales decline in Fiscal 2020 was driven almost exclusively by lower sales to our industrial customers, across all regions, except for Greater China. The combination of weak demand and widespread shutdowns resulting from measures taken in response to the COVID-19 pandemic impacted almost all of our end markets, but particularly construction, which declined during Fiscal 2020 by 17.4% compared to the prior year. Sales to the automotive end market returned to growth in Fiscal 2020 compared to the prior year, growing by 2.2%, driven primarily by EMEA. Sequentially, most regions grew by double-digits during the fourth quarter, compared to the third quarter, with North America growing by 18.4% and EMEA by 15.5%.
Fluid Power Adjusted EBITDA for Fiscal 2020 was $153.6 million, compared to $198.4 million in the prior year period, a decrease of 22.6%, or $44.8 million. The Adjusted EBITDA margin for Fiscal 2020 was 15.5%, a 190 basis point decline from the prior year. The decreases compared to the prior year were driven primarily by lower volumes and resulting lower fixed cost absorption.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. While we have seen a decline in our business during 2020, and the duration and extent of the impacts of the COVID-19 pandemic on our business are difficult to predict, we do not currently anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future. Further, we do not have any meaningful debt maturities until 2024 and we do not currently expect to need to draw down under our committed lines of credit in the foreseeable future. We therefore believe that as of January 2, 2021, we have adequate liquidity and capital resources for the next twelve months.

Cash Flow
Year ended January 2, 2021 compared to the year ended December 28, 2019
Cash provided by operations was $309.0 million during Fiscal 2020 compared to cash provided by operations of $348.9 million during the prior year. This decrease was driven primarily by lower operating performance due to the difficult demand environment during the current year, offset partially by lower cash interest and tax payments. Interest paid was lower at $135.7 million during Fiscal 2020, compared to $150.8 million in the prior year, due primarily to timing of interest payments. Net income taxes paid were also lower, with $60.4 million paid during Fiscal 2020 compared to $108.8 million in the prior year, largely a function of refunds received and lower tax payments based on the decrease in taxable profits.
Net cash used in investing activities during Fiscal 2020 was $77.5 million, compared to $78.0 million in the prior year. Capital expenditures decreased by $15.7 million from $83.1 million in prior year to $67.4 million in Fiscal 2020, which was mostly offset by lower cash received under corporate-owned life insurance policies of $10.5 million and lower net cash flows from other investing activities of $4.5 million (primarily lower proceeds from the sale of property, plant and equipment).
Net cash used in financing activities was $353.8 million during Fiscal 2020, compared to $59.3 million in the prior year. This higher cash outflow was driven primarily by the prepayment of $300.0 million against our Dollar Term Loan facility in December 2020.
Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of January 2, 2021	As of December 28, 2019	As of January 2, 2021	As of December 28, 2019
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,131.2	$2,395.0	$2,152.6	$2,416.8
—Unsecured
Senior Notes (U.S. dollar)	577.3	563.2	568.0	568.0
Other debt	0.2	0.2	0.2	0.2
	$2,708.7	$2,958.4	$2,720.8	$2,985.0
Details of our long-term debt are presented in note 15 to the consolidated financial statements included elsewhere in this annual report.
Debt issuances and redemptions
On December 31, 2020, we made a principal debt prepayment of $300.0 million against our Dollar Term Loan facility.
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These facilities mature on March 31, 2024. These term loan facilities bear interest at a floating rate. As of January 2, 2021, borrowings under the Dollar Term Loan facility, which currently bears interest at LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of January 2, 2021, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.

Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During Fiscal 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $21.7 million and $9.4 million, respectively. During Fiscal 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $17.3 million and $7.4 million, respectively.
During the periods presented, foreign exchange (losses) gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange (losses) gains were recognized in other comprehensive income (“OCI”).

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
(Loss) gain recognized in statement of operations	$(51.4)	$17.3
Loss recognized in OCI	(15.5)	(0.2)
Total (loss) gain	$(66.9)	$17.1
The above net foreign exchange (losses) gains recognized in the Other (income) expenses line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
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
As of both January 2, 2021 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.

Asset-Backed Revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($230.2 million as of January 2, 2021, compared to $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both January 2, 2021 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $28.5 million and $50.1 million, respectively.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended January 2, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 63% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of January 2, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 57% of our total assets and approximately 24% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2020, our net debt decreased by $150.3 million from $2,349.7 million as of December 28, 2019 to $2,199.4 million as of January 2, 2021. Excluding changes in foreign currency exchange rates, the decrease in net debt during Fiscal 2020 was driven primarily by the increase in cash, a function of cash provided by operating activities of $309.0 million, offset partially by capital expenditures of $67.4 million, dividends paid to non-controlling shareholders of $19.0 million and net cash paid under corporate-owned life insurance policies of $9.4 million.
Partially offsetting this decrease in net debt were movements in foreign currency exchange rates, which had an unfavorable net impact of $57.1 million on net debt during Fiscal 2020, with the majority of the movement relating to the impact of the strengthening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of January 2, 2021, our asset-backed revolving credit facility had a borrowing base of $230.2 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $28.5 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $386.7 million, in addition to cash balances of $521.4 million.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of January 2, 2021 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $111.5 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Bank overdrafts and debt:
—Principal	$2,720.8	$25.4	$50.5	$2,076.9	$568.0
—Interest payments(1)(2)	441.7	113.6	221.0	89.3	17.8
Derivative financial instruments(3)	105.1	15.1	69.8	20.2	—
Finance leases	3.1	1.1	1.7	0.3	—
Operating leases	174.0	27.8	40.2	28.9	77.1
Post-retirement benefits(4)	16.4	16.4	—	—	—
Indemnified tax liabilities	0.9	0.8	0.1	—	—
Purchase obligations(5)	30.2	14.1	11.8	4.2	0.1
Total	$3,492.2	$214.3	$395.1	$2,219.8	$663.0
(1)    Future interest payments include payments on fixed and floating rate debt.
(2)    Floating rate interest payments are estimated based on market interest rates and terms prevailing as of January 2, 2021.
(3)    Net payments on cross currency swaps, interest rate caps, interest rate swaps and currency forward contracts are estimated based on market rates prevailing as of January 2, 2021.
(4)    Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2021. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
(5)    A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Cash Balances
As of January 2, 2021, our total cash and cash equivalents were $521.4 million, compared to $635.3 million as of December 28, 2019.
Restricted cash was $2.7 million as of January 2, 2021, compared to $1.3 million as of December 28, 2019, including $1.0 million as of January 2, 2021 and $1.0 million as of December 28, 2019, which was held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $152.7 million and $141.5 million as of January 2, 2021 and December 28, 2019, respectively.
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
•non-cash charges in relation to share-based compensation;
•transaction-related expenses incurred in relation to business combinations and major corporate transactions, including acquisition integration activities;
•asset impairments;
•restructuring expenses, including severance-related expenses;
•net gains or losses on disposals and on the exit of businesses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Net income from continuing operations	$90.3	$694.7	$271.7
Income tax (benefit) expense	(19.3)	(495.9)	31.8
Net interest and other expenses	140.1	148.0	193.3
Depreciation and amortization	218.6	222.2	218.5
EBITDA	429.7	569.0	715.3
Transaction-related expenses	5.2	2.6	6.7
Asset impairments	5.2	0.7	0.6
Restructuring expenses	37.3	6.0	6.4
Share-based compensation expense	19.8	15.0	6.0
Sponsor fees (included in other operating (income) expenses)	1.9	6.5	8.0
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	0.3
Inventory impairments and adjustments (included in cost of sales)	1.4	1.2	1.2
Duplicate expenses incurred on facility relocation	—	—	5.2
Severance expenses (included in cost of sales)	1.0	4.0	1.7
Other primarily severance expenses (included in SG&A)	8.0	3.4	4.4
Other items not directly related to current operations	(2.9)	2.6	—
Adjusted EBITDA	$506.6	$611.0	$755.8
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$2,793.0	$3,087.1	$3,347.6
Adjusted EBITDA	$506.6	$611.0	$755.8
Adjusted EBITDA margin	18.1%	19.8%	22.6%
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

	For the year ended January 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended January 2, 2021	$1,800.2	$992.8	$2,793.0
Impact on net sales of movements in currency rates	18.4	16.1	34.5
Core revenue for the year ended January 2, 2021	1,818.6	1,008.9	2,827.5

Net sales for the year ended December 28, 2019	1,945.7	1,141.4	3,087.1
Decrease in net sales on a core basis (core revenue)	$(127.1)	$(132.5)	$(259.6)

Core revenue decline	(6.5)%	(11.6)%	(8.4)%

	For the year ended December 28, 2019
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 28, 2019	$1,945.7	$1,141.4	$3,087.1
Impact on net sales of movements in currency rates	56.5	20.5	77.0
Impact on net sales from recent acquisitions	—	(7.5)	(7.5)
Core revenue for the year ended December 28, 2019	2,002.2	1,154.4	3,156.6

Net sales for the year ended December 29, 2018	2,098.8	1,248.8	3,347.6
Decrease in net sales on a core basis (core revenue)	$(96.6)	$(94.4)	$(191.0)

Core revenue decline	(4.6)%	(7.6)%	(5.7)%
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
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Principal amount of debt	$2,720.8	$2,985.0
Less: Cash and cash equivalents	(521.4)	(635.3)
Net debt	$2,199.4	$2,349.7

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Principal amount of debt	$2,720.8	$2,985.0
Accrued interest	17.3	15.2
Deferred issuance costs	(29.4)	(41.8)
Carrying amount of debt	$2,708.7	$2,958.4
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
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $0.6 million and $9.2 million as of January 2, 2021 and December 28, 2019, respectively, due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC and additional cash and cash equivalents held by the Company of $4.2 million and $2.0 million as of January 2, 2021 and December 28, 2019, respectively.
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
We allocate the transaction price to each distinct performance obligation based on their relative standalone selling price. The product price as specified on the accepted purchase order or similar binding contract is considered to be the standalone selling price. In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, we consider if there is a present right to payment, legal title and physical possession has been transferred, whether the risks and rewards of ownership have transferred to the customer, and if acceptance of the asset by the customer is more than perfunctory.
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
To identify a potential impairment of goodwill, the fair value of the reporting unit to which the goodwill is allocated is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the fair value is lower than the carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill allocated to that reporting unit.
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
Cash flows for each of the reporting units for the years beyond this period were projected to grow at compound annual growth rates reflecting annual decreases over the next seven years from the 2023 growth rates to the terminal growth rate. For Gates as a whole, this growth rate was 4.0%. The terminal growth rate for both reporting units was set at 2.5%, a rate that does not exceed the expected long-term growth rates in the respective principal end markets.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2020 were 9.0% for both reporting units.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2020. A decline in the fair value of greater than 38% and 29% on our Power Transmission and Fluid Power reporting units, respectively, all else being equal, would result in an impairment of the goodwill allocated to those reporting units.

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
Indefinite-Lived Assets Other than Goodwill
To identify a potential impairment of indefinite-lived assets other than goodwill, the fair value of the asset is compared to its carrying amount. If the fair value of the indefinite-lived asset exceeds its carrying amount, it is not considered impaired. Fair value is calculated based on the anticipated net cash inflows and outflows related to the indefinite-lived asset.
During the periods covered by this annual report, we held an indefinite-lived brand and trade name intangible asset. We test the intangible for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment.
The fair value for our indefinite-lived brand and trade name intangible asset was determined using a relief from royalty valuation methodology in which the key assumptions included sales growth rates and an estimated royalty rate. Sales forecasts were determined on the same basis as those used for the annual impairment testing of goodwill (as described above).
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2020 impairment test was 10.0%. As a result of the impairment testing, no impairment was recognized during Fiscal 2020. All else being equal, a decline in the fair value of greater than 37% in the fair value of the brand and trade name intangible asset would result in an impairment.
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

We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2020, we determined that it was more likely than not that certain deferred income tax assets in the U.K., Luxembourg and Belgium totaling $29.5 million were realizable. During Fiscal 2019, we determined that it was more likely than not that certain deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
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

The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Cash and cash equivalents by currency:
—U.S. dollar	$199.5	$336.9
—Chinese Yuan Renminbi	94.8	81.1
—Indian Rupee	49.6	43.2
—Euro	37.8	28.0
—Japanese Yen	30.6	29.9
—Other	109.1	116.2
	$521.4	$635.3
Principal amount of debt by currency:
—U.S. dollar	$1,634.2	$1,982.7
—Euro	1,086.6	1,002.3
	$2,720.8	$2,985.0
As described in note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2020 and Fiscal 2019 we had designated a portion of our Euro Term Loans, as well as a €254.5 million cross currency swap, as hedges of a portion of our net investment in euro-denominated foreign operations. Changes in the value of these instruments resulting from fluctuations in the euro to U.S. dollar exchange rate are accordingly recorded as foreign currency translation adjustments within other comprehensive income.
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

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of January 2, 2021
Maturity date:
—June 2025	$870.0	—%	2.5%	—%	1.0%	1 month LIBOR
—June 2023	€425.0	—%	0.3%	—%	—%	3 month EURIBOR
As of December 28, 2019
Maturity date:
—June 2020	$1,200.0	—%	0.5%	—%	—%	3 month LIBOR
—June 2023	€425.0	—%	0.3%	—%	—%	3 month EURIBOR

The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of January 2, 2021				As of December 28, 2019
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$2.1	$2.1	$—	$—	$1.1	$1.1
Cash and cash equivalents	211.4	—	307.3	518.7	380.4	—	254.9	635.3
Restricted cash	—	—	2.7	2.7	—	—	1.3	1.3
	211.4	—	312.1	523.5	380.4	—	257.3	637.7
Financial liabilities:
Debt	(762.9)	(1,957.7)	(0.2)	(2,720.8)	(741.7)	(2,243.1)	(0.2)	(2,985.0)
Obligations under finance leases	—	(3.0)	—	(3.0)	—	(1.7)	—	(1.7)
	(762.9)	(1,960.7)	(0.2)	(2,723.8)	(741.7)	(2,244.8)	(0.2)	(2,986.7)
	$(551.5)	$(1,960.7)	$311.9	$(2,200.3)	$(361.3)	$(2,244.8)	$257.1	$(2,349.0)
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
For the expected timing of contractual cash flows relating to our financing arrangements, see the table set out above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations under Financing Arrangements and Other Commitments.”
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
Credit risk
Our principal financial assets are cash and cash equivalents, derivatives, trade and other receivables and investments.
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

To mitigate the credit risk attributable to our trade receivables we perform credit verifications and monitor closely the creditworthiness of new and existing customers. The amounts presented in the balance sheet for trade receivables are net of allowances for expected credit losses. We develop expected loss estimates based either on the aging profile of outstanding receivables or by applying an experience factor (either a percentage of sales or a percentage of open receivables). These methodologies are based primarily on historical trends and experience, but credit controllers also regularly assess individual customer accounts to identify any potential increases or decreases in the level of expected credit loss needed to be applied to each customer based on current circumstances and future expectations.
Two customers of our North America businesses accounted for 16.5% and 11.9%, respectively, of our total trade accounts receivable balance as of January 2, 2021, compared to 18.9% and 11.3%, respectively, as of December 28, 2019. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
We have no other significant concentrations of credit risk as our exposure is spread over a large number of customers and counterparties.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2021, the Company’s disclosure controls and procedures were effective.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at January 2, 2021, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 2, 2021. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at January 2, 2021.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of January 2, 2021, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2021 annual general meeting of shareholders (our “2021 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of January 2, 2021, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2021 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 2, 2021, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2021 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 2, 2021, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2021 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 2, 2021, under the headings “Corporate Governance” and “Related-Person Transactions Policies and Procedures.”
Item 14. Principal Accounting Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2021 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 2, 2021, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc*
4.2	Indenture, dated as of November 22, 2019, by and among Gates Global LLC, Gates Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee, which includes the Form of 6.25% Senior Notes due 2026	8-K	4.1	11/27/2019
10.1	Shareholders Agreement	8-K	10.1	1/29/2018
10.2	Registration Rights Agreement	8-K	10.2	1/29/2018
10.3	Monitoring Fee Agreement	8-K	10.3	1/29/2018
10.4	Support and Services Agreement	8-K	10.4	1/29/2018
10.5	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.6	Amended and Restated Credit Agreement, dated as of January 24, 2018	8-K	10.7	1/29/2018
10.7	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.8	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017

10.9	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017
10.10	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.11	ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto	S-1	10.23	12/27/2017
10.12	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.13	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.14	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.15	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.16	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek, David Naemura, Walter Lifsey and Rasmani Bhattacharya†	10-K	10.16	2/14/2019
10.17	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Roger Gaston)†	10-K	10.17	2/14/2019
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Roger Gaston)†	10-K	10.19	2/14/2019
10.20	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.21	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.21	2/14/2019
10.22	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.22	2/14/2019
10.23	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.24	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	5/3/2018
10.25	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	11/2/2018
10.26	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	11/2/2018
10.27	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.4	11/2/2018
10.28	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.5	11/2/2018
10.29	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.1	5/8/2019
10.30	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.2	5/8/2019
10.31	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	5/8/2019
10.32	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.4	5/8/2019
10.33	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019

10.34	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.*†	10-K	10.34	2/21/2020
10.35	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.*†	10-K	10.35	2/21/2020
10.36	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.*†	10-K	10.36	2/21/2020
10.37	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.38	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.39	Form of Executive Severance Plan†	S-1	10.15	12/27/2017
10.40	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
10.41	Separation Agreement, effective March 13, 2020, between the Company and Jamey S. Seely†	8-K	10.1	3/18/2020
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended January 2, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended January 2, 2021, December 28, 2019 and December 29, 2018 (ii) Consolidated Statements of Comprehensive Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 (iii) Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019, (iv) Consolidated Statements of Cash Flows for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 (v) Consolidated Statements of Shareholders' Equity for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2021.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ L. Brooks Mallard	Chief Financial Officer
L. Brooks Mallard	(Principal Financial Officer)

/s/ David M. Wisniewski	Chief Accounting Officer
David M. Wisniewski	(Principal Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Julia C. Kahr	Director
Julia C. Kahr

/s/ Terry Klebe	Director
Terry Klebe

/s/ James W. Ireland	Director
James W. Ireland

/s/ Stephanie Mains	Director
Stephanie Mains

/s/ Wilson S. Neely	Director
Wilson S. Neely

/s/ Peifang Zhang	Director
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Intangible Assets - Refer to Notes 2, 10 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a weighted blend of the income and the market approaches. Similarly, the Company’s evaluation of its brand and trade name intangible asset involves the comparison of the fair value of the brand and trade name intangible asset to its carrying value. The Company determined the fair value of the brand and trade name intangible asset using a relief from royalty valuation methodology. The determination of the fair value for both the goodwill and brand and trade name intangible asset impairment analyses required management to make significant estimates and assumptions related to forecasts of sales growth rates. The goodwill balance was $2,120.2 million as of January 2, 2021, of which $685.8 million and $1,434.4 million was allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brand and trade name intangible asset balance was $469.4 million as of January 2, 2021. The fair value of the brand and trade name intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of goodwill and the brand and trade name intangible asset for its impairment analyses and the uncertainty in the current economic environment as a result of the COVID-19 pandemic, performing audit procedures to evaluate the reasonableness of management’s forecasts of sales growth rates through 2023 (“sales growth rates”) required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of sales growth rates used by management to estimate the fair value of goodwill and the brand and trade name intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brand and trade name intangible asset impairment evaluations, including those over the determination of the fair value of goodwill and the brand and trade name intangible asset, including controls related to management’s forecasts of sales growth rates.
•We evaluated management’s ability to accurately forecast sales growth rates by comparing actual results to management’s historical forecasts to determine if the difference between historical forecast and actual results would have a material impact on the goodwill and brand and trade name intangible asset impairment analyses.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s forecasts of sales growth rates by comparing the forecasts to (1) those of companies in its peer group, and (2) historical and projected financial information of peer companies from external market sources.
•We evaluated the reasonableness of management’s forecasts of sales growth rates by comparing forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecast information included in Company press releases as well as in analyst reports of the Company.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 10, 2021
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$2,793.0	$3,087.1	$3,347.6
Cost of sales	1,758.3	1,944.6	2,017.0
Gross profit	1,034.7	1,142.5	1,330.6
Selling, general and administrative expenses	776.9	777.3	805.8
Transaction-related expenses	5.2	2.6	6.7
Asset impairments	5.2	0.7	0.6
Restructuring expenses	37.3	6.0	6.4
Other operating (income) expenses	(1.0)	9.1	14.3
Operating income from continuing operations	211.1	346.8	496.8
Interest expense	154.3	157.8	175.9
Other (income) expenses	(14.2)	(9.8)	17.4
Income from continuing operations before taxes	71.0	198.8	303.5
Income tax (benefit) expense	(19.3)	(495.9)	31.8
Net income from continuing operations	90.3	694.7	271.7
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.3	0.6	0.6
Net income	90.0	694.1	271.1
Less: non-controlling interests	10.6	4.0	25.8
Net income attributable to shareholders	$79.4	$690.1	$245.3

Earnings per share
Basic
Earnings per share from continuing operations	$0.27	$2.38	$0.86
Earnings per share from discontinued operations	—	—	—
Earnings per share	$0.27	$2.38	$0.86

Diluted
Earnings per share from continuing operations	$0.27	$2.37	$0.84
Earnings per share from discontinued operations	—	—	—
Earnings per share	$0.27	$2.37	$0.84
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$90.0	$694.1	$271.1
Other comprehensive income (loss)
Foreign currency translation:
––Net translation gain (loss) on foreign operations, net of tax expense, respectively, of $0, $(0.8), and $(1.2)	113.1	29.4	(134.9)
––(Loss) gain on net investment hedges, net of tax expense, respectively, of $(0.1), $0, and $0	(41.9)	5.5	9.8
Total foreign currency translation movements	71.2	34.9	(125.1)
Cash flow hedges (Interest rate derivatives):
––Loss arising in the period, net of tax benefit, respectively, of $5.6, $4.5, and $0	(23.5)	(27.2)	(4.5)
––Reclassification to net income, net of tax (expense) benefit, respectively, of $(2.5), $(0.2), and $4.7	10.2	2.3	10.1
Total cash flow hedges movements	(13.3)	(24.9)	5.6
Post-retirement benefits:
––Current year actuarial movements, net of tax (expense) benefit, respectively, of $(5.8), $2.8, and $2.2	24.8	(16.7)	(5.3)
––Reclassification of prior year actuarial movements to net income, net of tax benefit (expense), respectively, of $0.5, $(0.2), and $0.1	(1.8)	0.2	(0.5)
Total post-retirement benefits movements	23.0	(16.5)	(5.8)
Other comprehensive income (loss)	80.9	(6.5)	(125.3)
Comprehensive income for the period	$170.9	$687.6	$145.8

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$132.7	$686.6	$138.7
—Loss arising from discontinued operations	(0.3)	(0.6)	(0.6)
	132.4	686.0	138.1
Comprehensive income attributable to non-controlling interests	38.5	1.6	7.7
	$170.9	$687.6	$145.8
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of January 2, 2021	As of December 28, 2019
Assets
Current assets
Cash and cash equivalents	$521.4	$635.3
Trade accounts receivable, net of allowances of $5.2 and $8.6	695.0	694.7
Inventories	508.2	475.1
Taxes receivable	28.6	22.1
Prepaid expenses and other assets	153.4	131.4
Total current assets	1,906.6	1,958.6
Non-current assets
Property, plant and equipment, net	705.0	727.9
Goodwill	2,120.2	2,060.5
Pension surplus	69.3	38.1
Intangible assets, net	1,788.6	1,876.0
Right-of-use assets	120.9	123.0
Taxes receivable	26.5	23.0
Deferred income taxes	672.6	587.1
Other non-current assets	16.6	17.1
Total assets	$7,426.3	$7,411.3
Liabilities and equity
Current liabilities
Debt, current portion	$42.7	$46.1
Trade accounts payable	417.4	374.7
Taxes payable	14.0	48.5
Accrued expenses and other current liabilities	252.2	188.8
Total current liabilities	726.3	658.1
Non-current liabilities
Debt, less current portion	2,666.0	2,912.3
Post-retirement benefit obligations	142.5	151.2
Lease liabilities	113.6	116.2
Taxes payable	111.5	108.8
Deferred income taxes	360.4	369.3
Other non-current liabilities	121.0	84.7
Total liabilities	4,241.3	4,400.6
Commitments and contingencies (note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 290,853,067 (December 28, 2019: authorized shares: 3,000,000,000; outstanding shares: 290,157,299)	2.9	2.9
—Additional paid-in capital	2,456.8	2,434.5
—Accumulated other comprehensive loss	(805.4)	(858.4)
—Retained earnings	1,151.4	1,072.0
Total shareholders’ equity	2,805.7	2,651.0
Non-controlling interests	379.3	359.7
Total equity	3,185.0	3,010.7
Total liabilities and equity	$7,426.3	$7,411.3
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities
Net income	$90.0	$694.1	$271.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	218.6	222.2	218.5
Non-cash currency transaction loss (gain) on debt and hedging instruments	46.9	(16.8)	(45.5)
Premium paid on redemption of long-term debt	—	—	27.0
Other net non-cash financing (income) expenses	(28.0)	27.4	65.6
Share-based compensation expense	19.8	15.0	6.0
Decrease in post-employment benefit obligations, net	(12.4)	(9.4)	(4.6)
Deferred income taxes	(47.7)	(648.4)	(64.9)
Asset impairments	6.6	1.9	2.7
Other operating activities	9.1	4.1	2.1
Changes in operating assets and liabilities, net of effects of acquisitions:
—Decrease (increase) in accounts receivable	9.7	41.8	(49.6)
—(Increase) decrease in inventories	(22.1)	65.1	(96.1)
—Increase (decrease) in accounts payable	28.6	(48.2)	42.1
—Decrease (increase) in prepaid expenses and other assets	6.8	(2.6)	(27.5)
—(Decrease) increase in taxes payable	(48.1)	46.2	(15.3)
—Increase (decrease) in other liabilities	31.2	(43.5)	(18.1)
Net cash provided by operations	309.0	348.9	313.5
Cash flows from investing activities
Purchases of property, plant and equipment	(58.2)	(72.1)	(166.1)
Purchases of intangible assets	(9.2)	(11.0)	(16.6)
Cash paid under corporate-owned life insurance policies	(10.9)	(10.7)	(10.3)
Cash received under corporate-owned life insurance policies	1.5	12.0	2.9
Purchase of businesses, net of cash acquired	—	—	(50.9)
Other investing activities	(0.7)	3.8	(2.6)
Net cash used in investing activities	(77.5)	(78.0)	(243.6)
Cash flows from financing activities
Issuance of shares	3.1	1.8	799.7
Other offering costs	—	—	(8.6)
Proceeds from long-term debt	—	568.0	—
Payments of long-term debt	(331.2)	(593.1)	(933.5)
Premium paid on redemption of long-term debt	—	—	(27.0)
Debt issuance costs paid	(0.3)	(8.3)	—
Dividends paid to non-controlling interests	(19.0)	(28.8)	(35.2)
Other financing activities	(6.4)	1.1	5.7
Net cash used in financing activities	(353.8)	(59.3)	(198.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9.8	0.4	(12.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(112.5)	212.0	(141.4)
Cash and cash equivalents and restricted cash at the beginning of the period	636.6	424.6	566.0
Cash and cash equivalents and restricted cash at the end of the period	$524.1	$636.6	$424.6
Supplemental schedule of cash flow information
Interest paid, net of amount capitalized	$135.7	$150.8	$157.9
Income taxes paid	$60.4	$108.8	$114.0
Accrued capital expenditures	$1.0	$1.8	$1.0
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained (deficit) earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2017	$2.5	$1,622.6	$(747.4)	$136.9	$1,014.6	$413.8	$1,428.4
Net income	—	—	—	245.3	245.3	25.8	271.1
Other comprehensive loss, net	—	—	(106.9)	(0.3)	(107.2)	(18.1)	(125.3)
Total comprehensive (loss) income	—	—	(106.9)	245.0	138.1	7.7	145.8
Other changes in equity:
—Issuance of shares	0.4	841.3	—	—	841.7	—	841.7
—Cost of shares issued	—	(53.0)	—	—	(53.0)	—	(53.0)
—Share-based compensation	—	6.0	—	—	6.0	—	6.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(35.2)	(35.2)
As of December 29, 2018	2.9	2,416.9	(854.3)	381.9	1,947.4	386.3	2,333.7
Net income	—	—	—	690.1	690.1	4.0	694.1
Other comprehensive loss, net	—	—	(4.1)	—	(4.1)	(2.4)	(6.5)
Total comprehensive (loss) income	—	—	(4.1)	690.1	686.0	1.6	687.6
Other changes in equity:
—Issuance of shares	—	1.8	—	—	1.8	—	1.8
—Share-based compensation	—	14.6	—	—	14.6	—	14.6
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.8)	(28.8)
As of December 28, 2019	2.9	2,434.5	(858.4)	1,072.0	2,651.0	359.7	3,010.7
Net income	—	—	—	79.4	79.4	10.6	90.0
Other comprehensive income, net	—	—	53.0	—	53.0	27.9	80.9
Total comprehensive income	—	—	53.0	79.4	132.4	38.5	170.9
Other changes in equity:
—Issuance of shares	—	2.8	—	—	2.8	—	2.8
—Share-based compensation	—	19.5	—	—	19.5	0.1	19.6
—Dividends paid to non-controlling interests	—	—	—	—	—	(19.0)	(19.0)
As of January 2, 2021	$2.9	$2,456.8	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Consolidated Financial Statements
1. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was registered in England and Wales on September 25, 2017.
In these consolidated financial statements and related notes, all references to “Gates”, “we”, “us”, “our” refer, unless the context requires otherwise, to the Company and its subsidiaries.
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Gates is comprised of two operating segments: Power Transmission and Fluid Power.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued throughout 2020, although to a lessening degree as it impacts our business, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”). As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain uncertain, and any future adverse impact of the pandemic on the Company’s operations may be material but cannot be reasonably estimated at this time.
2. Significant accounting policies
A. Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated.
The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior period, except for the adoption on the first day of our 2020 fiscal year (unless issued later or otherwise noted below) of the following new Accounting Standard Updates (each, an “ASU”):
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
These ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On transition, no cumulative-effect adjustment was recognized to retained earnings.
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
The amendments are effective for fiscal years ending after December 15, 2020, and should be applied on a retrospective basis to all periods presented. On adoption of this ASU, we have accordingly revised the disclosures in our post-retirement benefits footnote.
The following ASUs that were also adopted on the first day of our 2020 fiscal year did not have a significant impact on our results, financial position or disclosures:
•    ASU 2018-13 “Fair Value Measurement” (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
•    ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of January 2, 2021 and December 28, 2019 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended January 2, 2021 (“Fiscal 2020”), December 28, 2019 (“Fiscal 2019”) and December 29, 2018 (“Fiscal 2018”).
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
D. Foreign currency transactions and translation
Transactions denominated in currencies other than the entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction loss included in operating income from continuing operations during Fiscal 2020 was $7.7 million, compared to a loss of $1.7 million in Fiscal 2019 and a loss of $4.0 million in Fiscal 2018. We also recognized net financing-related foreign currency transaction gains within other (income) expenses of $5.3 million during Fiscal 2020, compared to a gain of $0.8 million in Fiscal 2019 and a gain of $8.7 million in Fiscal 2018.
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
In substantially all of our contracts with customers, our performance obligations are satisfied at a point in time, rather than over a period of time, when control of the product is transferred to the customer. This occurs typically at shipment. In determining whether control has transferred and the customer is consequently able to control the use of the product for their own benefit, we consider if there is a present right to payment, legal title and physical possession has been transferred, whether the risks and rewards of ownership have transferred to the customer, and if acceptance of the asset by the customer is more than perfunctory.
F. Selling, general and administrative expenses
Shipping and handling costs
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2020, we recognized shipping and handling costs of $137.2 million, compared to $145.2 million in Fiscal 2019 and $159.9 million in Fiscal 2018.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $67.2 million in Fiscal 2020, compared to $67.9 million in Fiscal 2019 and $71.4 million in Fiscal 2018. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2020, we recognized advertising costs of $6.7 million, compared to $10.2 million in Fiscal 2019 and $10.4 million in Fiscal 2018.
G. Restructuring expenses
Restructuring expenses are incurred in major projects undertaken to rationalize and improve our cost competitiveness. Restructuring expenses incurred during the periods presented are analyzed in note 5.
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
H. Inventories
Inventories are stated at the lower of cost or net realizable value. A valuation adjustment is made to inventory for any excess, obsolete or slow moving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles. Any consequent write down of inventory results in a new cost basis for inventory.
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of January 2, 2021, inventories whose cost was determined on a LIFO basis represented 30.8% of the total carrying amount of inventories compared to 32.5% as of December 28, 2019.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2020, Fiscal 2019 or Fiscal 2018.
To identify a potential impairment of goodwill, the fair value of the reporting unit to which the goodwill is allocated is compared to its carrying amount, including goodwill. We calculate fair values using a weighted blend of income and market approaches. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the fair value is lower than the carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill allocated to that reporting unit.
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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 92% of the lease liability under non-cancellable leases as of January 2, 2021. The remaining leases are predominantly comprised of equipment and vehicle leases.
In determining the impact of renewal options on the lease term, we consider various economic factors, including real estate strategies, the nature, length and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term.
Certain payments under our lease agreements, such as property taxes and utility costs, are excluded from the measurement of our right-of-use assets and lease liabilities and are recognized instead as variable payments in the period in which the obligation for those payments is incurred. A number of our leases, particularly real estate leases, include base rent escalation clauses. The majority of these are based on the change in a local consumer price or similar inflation index. Payments that vary based on an index or rate are included in the measurement of our right-of-use assets and lease liabilities at the rate as of the commencement date with any subsequent changes to those payments being recognized as variable payments in the period in which they occur.
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of January 2, 2021, there were no significant new leases that have not yet commenced.
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
We have adopted the following practical expedients:
(i)we will not separate the lease component from the non-lease component for all asset classes. We have therefore not allocated consideration in a contract between lease and non-lease components; and
(ii)we recognize the payments on short-term leases (leases with terms at inception of 12 months or fewer) in net income on a straight-line basis over the lease term. No amount is recognized on the balance sheet with respect to these leases.

M. Financial instruments
(i) Cash and cash equivalents
Cash and cash equivalents comprise cash on hand, deposits available on demand and other short-term, highly liquid investments with maturities on acquisition of 90 days or less. We have cash concentrations in certain large, highly-rated global financial institutions. Management closely monitors the credit quality of the institutions in which it holds deposits.
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheet, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $2.7 million as of January 2, 2021, compared to $1.3 million and $1.2 million as of December 28, 2019 and December 29, 2018, respectively.
(iii) Trade accounts receivable
Trade accounts receivable represent the amount of sales of goods to customers, net of discounts and rebates, for which payment has not been received, less an allowance for expected credit losses. Our businesses develop their expected loss estimates based either on the aging profile of outstanding receivables or by applying an experience factor (either a percentage of sales or a percentage of open receivables). These methodologies are based primarily on historical trends and experience, but credit controllers also regularly assess individual customer accounts to identify any potential increases or decreases in the level of expected credit loss needed to be applied to each customer based on current circumstances and future expectations.
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
Movements in our allowance for expected credit losses during the periods presented are analyzed in note 22.
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

(vii) Fair Value
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
N. Post-retirement benefits
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
O. Share-based compensation
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
Generally, the compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award. Compensation expense is recognized for awards containing market conditions regardless of whether or not the market condition is met, whereas compensation expense for awards containing performance conditions is recognized only to the extent that it is probable that those performance conditions will be met. Adjustments are made to reflect expected and actual forfeitures during the vesting period due to failure to satisfy service conditions or performance conditions.
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

P. Income taxes
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
Q. Use of estimates
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for rebates, post-retirement benefits, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, share-based compensation, product warranties and income taxes. Estimates and assumptions used are based on factors such as historical experience, the observance of trends in the industries in which we operate and information available from our customers and other outside sources. Due to the inherent uncertainty involved in making assumptions and estimates, including those resulting from the impacts of the COVID-19 pandemic, actual outcomes could differ from those assumptions and estimates.
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
4. Segment information
A. Background
The segment information provided in these consolidated financial statements reflects the information that is used by the chief operating decision maker for the purposes of making decisions about allocating resources and in assessing the performance of each segment. The chief executive officer (“CEO”) of Gates serves as the chief operating decision maker. These decisions are based principally on net sales and Adjusted EBITDA (defined below).
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

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Power Transmission	$1,800.2	$1,945.7	$2,098.8
Fluid Power	992.8	1,141.4	1,248.8
Net sales	$2,793.0	$3,087.1	$3,347.6
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	For the year ended
	January 2, 2021		December 28, 2019		December 29, 2018
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$538.3	$513.9	$580.4	$590.0	$606.3	$671.7
North America, excluding U.S.	147.3	146.9	165.3	175.9	159.3	185.6
United Kingdom (“U.K.”)	44.3	28.2	43.6	37.3	55.0	39.9
EMEA(1), excluding U.K.	487.4	151.0	509.9	173.6	584.5	172.8
East Asia and India	251.8	60.5	288.6	74.3	311.7	87.5
Greater China	279.5	66.9	288.4	57.8	310.7	59.0
South America	51.6	25.4	69.5	32.5	71.3	32.3
Net sales	$1,800.2	$992.8	$1,945.7	$1,141.4	$2,098.8	$1,248.8
(1)    Europe, Middle East and Africa (“EMEA”).

The following table summarizes our net sales into emerging and developed markets:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Developed	$1,787.8	$2,013.4	$2,157.4
Emerging	1,005.2	1,073.7	1,190.2
Net sales	$2,793.0	$3,087.1	$3,347.6
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other (income) expenses, income taxes, depreciation and amortization.
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
•    impairments of assets;
•    restructuring expenses, including severance-related expenses;
•    net gains or losses on disposals and on the exit of businesses; and
•    fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Power Transmission	$353.0	$412.6	$492.2
Fluid Power	153.6	198.4	263.6
Adjusted EBITDA	$506.6	$611.0	$755.8

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Net income from continuing operations	$90.3	$694.7	$271.7
Income tax (benefit) expense	(19.3)	(495.9)	31.8
Income from continuing operations before taxes	71.0	198.8	303.5
Interest expense	154.3	157.8	175.9
Other (income) expenses	(14.2)	(9.8)	17.4
Operating income from continuing operations	211.1	346.8	496.8
Depreciation and amortization	218.6	222.2	218.5
Transaction-related expenses (1)	5.2	2.6	6.7
Asset impairments	5.2	0.7	0.6
Restructuring expenses	37.3	6.0	6.4
Share-based compensation expense	19.8	15.0	6.0
Sponsor fees (included in other operating (income) expenses)	1.9	6.5	8.0
Impact of fair value adjustment on inventory (included in cost of sales)	—	—	0.3
Inventory impairments and adjustments (included in cost of sales)	1.4	1.2	1.2
Duplicate expenses incurred on facility relocation	—	—	5.2
Severance expenses (included in cost of sales)	1.0	4.0	1.7
Other primarily severance expenses (included in SG&A)	8.0	3.4	4.4
Other items not directly related to current operations	(2.9)	2.6	—
Adjusted EBITDA	$506.6	$611.0	$755.8

(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses and debt refinancings.
E. Selected geographic information

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Property, plant and equipment, net by geographic location
U.S.	$184.4	$199.2
Rest of North America	121.5	117.3
U.K.	31.8	32.6
Rest of EMEA	161.4	154.4
East Asia and India	54.9	65.6
Greater China	134.9	138.4
South America	16.1	20.4
	$705.0	$727.9
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 39.0% of Gates’ net sales by destination from continuing operations during Fiscal 2020, compared to 43.2% during Fiscal 2019 and 39.2% during Fiscal 2018. During Fiscal 2020, 2019 and 2018, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 16.5% and 11.9%, respectively, of our total trade accounts receivable balance as of January 2, 2021, compared to 18.9% and 11.3%, respectively, as of December 28, 2019. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.

5. Restructuring and other strategic initiatives
Gates continues to undertake various restructuring and other strategic initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, combine back-office workgroups and relocate certain operations to lower cost locations. The manufacturing footprint investments and other productivity improvements completed in recent years have helped to position us to accelerate and expand upon our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and, to a lesser degree, to streamline our selling, general and administrative (“SG&A”) back-office functions.
Overall costs associated with our restructuring and other strategic initiatives have been recognized in the consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Restructuring expenses:
—Severance expenses	$24.0	$4.7	$0.5
—Non-severance labor and benefit expenses	3.8	—	—
—Consulting expenses	2.1	1.6	3.5
—Other restructuring expenses (benefits)	7.4	(0.3)	2.4
	37.3	6.0	6.4
Restructuring expenses in asset impairments:
—Impairment of fixed assets	5.2	0.7	—

Restructuring expenses in cost of sales:
—Impairment of inventory	1.4	1.2	0.4
—Other restructuring expenses	—	—	0.5
Total restructuring expenses	$43.9	$7.9	$7.3

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$1.0	$4.0	$1.2
—Severance expenses included in SG&A	8.0	3.4	3.1
Total expenses related to other strategic initiatives	$9.0	$7.4	$4.3
Restructuring and other strategic initiatives during the year ended January 2, 2021 related primarily to the closure of a manufacturing facility in Korea, a European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, and the closure of two North American manufacturing facilities, in addition to reductions in workforce, primarily in EMEA and North America. The closure of the Korean facility resulted in severance and other labor and benefit costs of $13.2 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million (recognized in asset impairments). Restructuring costs incurred in relation to our European reorganization were $12.6 million, of which $11.4 million related to estimated severance.
Expenses incurred in connection with our restructuring and other strategic initiatives during the year ended December 28, 2019 related primarily to reductions in force across all regions and impairments of inventory and fixed assets related to facility closures in countries including France, the U.S., Turkey and Australia. During the year ended December 28, 2019 we also incurred $1.6 million of professional fees relating primarily to the closure of one of our facilities in France, the reorganization of our European corporate center, and a strategic restructuring of part of our Asian business.
Restructuring expenses of $7.3 million were recognized during the year ended December 29, 2018, related primarily to the implementation of our European corporate center and a strategic restructuring of part of our Asian business.

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Power Transmission	$32.6	$3.5	$2.8
Fluid Power	11.3	4.4	4.5
Continuing operations	$43.9	$7.9	$7.3
The following summarizes the reserve for restructuring expenses for the year ended January 2, 2021 and December 28, 2019, respectively:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Balance as of the beginning of the period	$2.9	$2.6
Utilized during the period	(23.4)	(5.7)
Net charge for the period	37.7	6.1
Released during the period	(0.4)	(0.1)
Foreign currency translation	1.1	—
Balance as of the end of the period	$17.9	$2.9
Restructuring reserves, which are expected to be utilized during 2021, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.
6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
U.K.	$(82.7)	$(80.6)	$(12.8)
U.S.	(105.3)	0.9	(43.3)
Other	259.0	278.5	359.6
Income from continuing operations before income taxes	$71.0	$198.8	$303.5

Income tax (benefit) expense on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Current tax
U.K.	$(0.1)	$7.5	$0.8
U.S.	5.4	21.0	9.0
Other foreign	23.1	124.3	86.9
Total current tax expense	$28.4	$152.8	$96.7
Deferred income tax
U.K.	$(19.2)	$(4.7)	$2.8
U.S.	2.0	(49.3)	(45.3)
Other foreign	(30.5)	(594.7)	(22.4)
Total deferred income tax benefit	(47.7)	(648.7)	(64.9)
Income tax (benefit) expense	$(19.3)	$(495.9)	$31.8
Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
U.K. corporation tax rate	19.0%	19.0%	19.0%
Effect of:
—State tax provision, net of Federal benefit	(0.9%)	(2.1%)	(1.5%)
—Provision for unrecognized income tax benefits	(30.8%)	34.0%	(1.3%)
—Company Owned Life Insurance	(11.3%)	(4.4%)	(2.8%)
—Tax on international operations(1)	(4.4%)	(325.9%)	(1.1%)
—Manufacturing incentives(2)	(4.4%)	0.5%	(4.2%)
—Change in valuation allowance(3)	(2.8%)	6.6%	2.9%
—Deferred income tax rate changes	(3.8%)	17.8%	0.2%
—Currency exchange rate movements	8.2%	6.5%	0.1%
—Other permanent differences	4.0%	(1.4%)	(0.8%)
Reported effective income tax rate	(27.2%)	(249.4%)	10.5%
(1)“Tax on international operations” includes U.S. tax on foreign earnings, unremitted earnings of foreign subsidiaries, effects of global funding structures, and effects of differences between statutory and foreign tax rates. In addition, for the years ended January 2, 2021 and December 28, 2019, it also includes the effects of tax law enactments other than deferred income tax rate changes; and for the year ended December 28, 2019, it also includes $608.6 million for the generation of finite lived net operating losses in Luxembourg. Finally, for the year ended January 2, 2021, it includes the impact of nondeductible transaction-related expenses.
(2)“Manufacturing incentives” for the year ended December 28, 2019 includes an adjustment of $5.0 million for the expiration of manufacturing incentives in the Czech Republic, offset partially by $4.1 million of incentives generated during the year.
(3)“Change in valuation allowance” for the year ended December 28, 2019 is comprised primarily of an increase of $608.6 million of additional valuation allowance for finite lived net operating losses generated in Luxembourg, offset partially by a release of $579.0 million of valuation allowance against indefinite lived net operating losses in Luxembourg and by a release of $5.0 million of valuation allowances on manufacturing incentives in the Czech Republic.

Significant Events
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is an increase to the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years. This modification significantly increases the current deductible interest expense of the Company for both years, which will result in a cash benefit while increasing our effective tax rate through requirements to allocate and apportion interest expense for certain other tax purposes, including in determining our global intangible low-taxed income inclusion, deduction for foreign derived intangible income, and the utilization of foreign tax credits.
Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Deferred income tax assets:
Accounts receivable	$3.3	$3.1
Inventories	8.0	6.2
Property, plant and equipment	8.6	5.9
Lease liabilities	36.8	37.0
Accrued expenses	39.8	46.8
Post-retirement benefit obligations	30.1	27.8
Compensation	19.3	12.8
Net operating losses	1,540.7	1,480.3
Capital losses	151.9	130.7
Credits	147.9	138.7
Interest	122.1	120.9
Other items	14.2	11.0
	$2,122.7	$2,021.2
Valuation allowances	(1,219.9)	(1,200.2)
Total deferred income tax assets	$902.8	$821.0
Deferred income tax liabilities:
Inventories	$(22.1)	$(22.7)
Property, plant and equipment	(54.8)	(51.2)
Lease right-of-use assets	(30.3)	(30.1)
Intangible assets	(428.3)	(450.7)
Post-retirement benefit obligations	(12.9)	(6.8)
Undistributed earnings	(40.6)	(40.9)
Other items	(1.6)	(0.8)
Total deferred income tax liabilities	$(590.6)	$(603.2)
Net deferred income tax assets	$312.2	$217.8
As of January 2, 2021, the Company had the following loss and credit carryforward amounts:
•Gates had U.S. federal, U.K. and foreign operating tax losses amounting to $6,152.1 million and U.S. state operating tax losses amounting to $176.3 million. Operating losses of $3,543.1 million can be carried forward indefinitely and $2,785.3 million have expiration dates between 2021 and 2040. We recognized a related deferred income tax asset of $654.7 million after valuation allowance of $885.9 million;
•Gates had U.K. capital tax losses amounting to $799.5 million, all of which can be carried forward indefinitely. We recognized no related deferred income tax asset after valuation allowance of $151.9 million;

•Gates had U.S. federal, Luxembourg, Belgium and U.K. interest expense deductions which can be carried forward amounting to $515.5 million. Interest expense carried forward can be carried forward indefinitely. We recognized a related deferred tax asset of $86.5 million after valuation allowance of $35.6 million;
•Gates had U.S. federal foreign tax credits amounting to $143.4 million, which expire between 2021 and 2027. We recognized a related deferred income tax asset of $2.5 million after valuation allowance of $140.9 million; and
•Gates had other tax credits amounting to $4.5 million, of which $0.5 million can be carried forward indefinitely and $4.0 million expire between 2021 and 2040. We recognized a deferred income tax asset of $3.4 million after valuation allowance of $1.1 million.
As of January 2, 2021, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,707.0 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future, but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $40.6 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2020 that it was more likely than not that deferred income tax assets in the U.K., Luxembourg, and Belgium totaling $29.5 million were realizable. Similarly, we determined in Fiscal 2019 that it was more likely than not that deferred income tax assets in Luxembourg, the U.K., and the U.S. totaling $586.2 million were realizable.
In Fiscal 2020, the deferred tax assets above relate primarily to disallowed interest carryforwards of $26 million in these jurisdictions which have no expiration. As a result of changes in estimates of future taxable profits in the third quarter of Fiscal 2020, due primarily to the impact of anticipated changes to the composition of our intercompany financing arrangements, our judgment changed regarding valuation allowances on these deferred tax assets. The change in estimates and resulting change in judgment relate to the evaluation of proposed international tax law changes advanced during the period.
Included within the $586.2 million of valuation allowances released in Fiscal 2019 are deferred income tax assets totaling $579.0 million related to €2.1 billion of indefinite lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of Fiscal 2019 due to the implementation of our European corporate center. Our European corporate center was implemented in Fiscal 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.

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
Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
At the beginning of the period	$147.3	$80.1	$106.1
Increases for tax positions related to the current period	6.9	70.6	0.4
Increases for tax positions related to prior periods	0.5	5.8	0.2
Decreases for tax positions related to prior periods	(18.9)	(2.1)	(1.5)
Decreases related to settlements	(14.0)	—	—
Decreases due to lapsed statute of limitations	(5.8)	(8.1)	(21.0)
Foreign currency translation	5.6	1.0	(4.1)
At the end of the period	$121.6	$147.3	$80.1
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $94.6 million, including all competent authority offsets.
As of January 2, 2021, December 28, 2019, and December 29, 2018, Gates had accrued $12.3 million, $19.6 million, and $13.4 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during the year relates to the settlement of tax audits with Canada and Germany. We believe that it is reasonably possible that a decrease of up to $3.3 million in unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in multiple jurisdictions. Additionally, we believe it is reasonably possibly that a decrease of $1 to $2 million in unrecognized tax benefits will occur in the next 12 months as a result of expected settlement of audits in India.
As of January 2, 2021, Gates remains subject to examination in the US for tax years 2015 to 2019 and in other major jurisdictions for tax years 2008 to 2019.

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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	January 2, 2021	December 28, 2019	December 29, 2018
Net income attributable to shareholders	$79.4	$690.1	$245.3

Weighted average number of shares outstanding	290,681,615	290,057,360	285,906,693
Dilutive effect of share-based awards	1,434,349	1,570,101	5,791,580
Diluted weighted average number of shares outstanding	292,115,964	291,627,461	291,698,273

Number of anti-dilutive shares excluded from diluted earnings per share calculation	5,257,654	3,679,014	932,515

Basic earnings per share	$0.27	$2.38	$0.86
Diluted earnings per share	$0.27	$2.37	$0.84

8. Inventories

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Raw materials and supplies	$135.1	$118.9
Work in progress	34.3	33.6
Finished goods	338.8	322.6
Total inventories	$508.2	$475.1

9. Property, plant and equipment

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Cost
Land and buildings	$333.0	$318.6
Machinery, equipment and vehicles	881.3	819.4
Assets under construction	50.4	49.8
	1,264.7	1,187.8
Less: Accumulated depreciation and impairment	(559.7)	(459.9)
Total	$705.0	$727.9
During Fiscal 2020, the depreciation expense in relation to the above assets was $89.3 million, compared to $92.3 million during Fiscal 2019 and $87.8 million during Fiscal 2018. During Fiscal 2020 and Fiscal 2019, no interest was capitalized to property, plant and equipment in relation to the construction of qualifying assets, compared to $4.5 million of interest that was capitalized during Fiscal 2018.
During Fiscal 2020, impairments of property, plant and equipment of $5.2 million were recognized, compared to $0.7 million in Fiscal 2019, and $2.7 million in Fiscal 2018, which included $2.1 million reported in restructuring expenses.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $4.1 million as of January 2, 2021, compared to $2.8 million as of December 28, 2019.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.

10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 29, 2018	$1,374.1	$671.8	$2,045.9
Foreign currency translation	3.4	11.2	14.6
As of December 28, 2019	1,377.5	683.0	2,060.5
Foreign currency translation	56.9	2.8	59.7
As of January 2, 2021	$1,434.4	$685.8	$2,120.2

11. Intangible assets

	As of January 2, 2021			As of December 28, 2019
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,073.0	$(796.9)	$1,276.1	$2,021.8	$(656.3)	$1,365.5
—Technology	90.9	(88.5)	2.4	90.8	(87.8)	3.0
—Capitalized software	89.9	(49.2)	40.7	76.1	(38.0)	38.1
	2,253.8	(934.6)	1,319.2	2,188.7	(782.1)	1,406.6
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,767.2	$(978.6)	$1,788.6	$2,702.1	$(826.1)	$1,876.0
During Fiscal 2020, Fiscal 2019, and Fiscal 2018, no impairments were recognized. Refer to note 14.D. for additional detail on assets measured at fair value on a non-recurring basis.
During Fiscal 2020, the amortization expense recognized in respect of intangible assets was $129.3 million, compared to $129.9 million for Fiscal 2019 and $130.7 million for Fiscal 2018. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $30.8 million in Fiscal 2020, compared to an increase of $3.0 million in Fiscal 2019.
The amortization expense for the next five years is estimated to be as follows:

Fiscal year	(dollars in millions)
—2021	$134.7
—2022	134.5
—2023	130.5
—2024	128.3
—2025	127.0

12. Leases

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Lease expenses
Operating lease expenses	$29.9	$30.3
Finance lease amortization expenses	0.9	0.3
—Interest on lease liabilities	0.1	—
Short-term lease expenses	5.8	4.6
Variable lease expenses	7.0	6.9
Sublease income	—	(0.1)
Total lease expenses	$43.7	$42.0

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$17.7	$19.7
Assets obtained in exchange for new finance lease liabilities	$2.0	$0.9
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from operating leases	$30.3	$26.3
—Financing cash flows from finance leases	1.0	0.4
	$31.3	$26.7
Weighted-average remaining lease term — finance leases	5.3 years	8.5 years
Weighted-average remaining lease term — operating leases	9.4 years	10.1 years
Weighted-average discount rate — finance leases	3.0%	2.5%
Weighted-average discount rate — operating leases	5.5%	5.4%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$27.8	$1.1
Year 2	22.3	1.1
Year 3	17.9	0.6
Year 4	15.4	0.2
Year 5	13.5	0.1
Year 6 and beyond	77.1	—
Total lease payments	174.0	3.1
Interest	(40.8)	(0.1)
Total present value of lease liabilities	$133.2	$3.0
Balance sheet presentation of leases as of January 2, 2021 and December 28, 2019

	As of January 2, 2021		As of December 28, 2019
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$120.9	$4.1	$123.0	$2.8

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$21.8	$0.8	19.5	0.3
Long-term lease liabilities	111.4	2.2	114.8	1.4
Total lease liabilities	$133.2	$3.0	$134.3	$1.7
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during the year ended January 2, 2021 was $22.8 million, compared to $23.6 million during the year ended December 28, 2019 . This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.

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
The period end fair values of derivative financial instruments were as follows:

	As of January 2, 2021					As of December 28, 2019
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$1.1	$—	$—	$(42.6)	$(41.5)	$4.2	$—	$—	$(19.3)	$(15.1)
—Interest rate caps	—	—	(1.4)	(2.0)	(3.4)	—	—	(4.0)	(3.0)	(7.0)
—Interest rate swaps	—	—	(13.4)	(43.6)	(57.0)	—	—	(5.3)	(29.0)	(34.3)

Derivatives not designated as hedging instruments:
—Currency swaps	—	—	—	—	—	—	—	(0.1)	—	(0.1)
—Currency forward contracts	0.6	—	(1.9)	—	(1.3)	1.2	—	(0.2)	—	1.0
	$1.7	$—	$(16.7)	$(88.2)	$(103.2)	$5.4	$—	$(9.6)	$(51.3)	$(55.5)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of January 2, 2021 and December 28, 2019, the notional principal amount of these contracts was $270.0 million. During July 2019, we extended the maturity of these contracts from March 2020 to March 2022. In addition, as of both January 2, 2021 and December 28, 2019, we had designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Net fair value (losses) gains recognized in OCI in relation to:
—Euro-denominated debt	$(15.5)	$(0.2)	$(11.0)
—Designated cross currency swaps	(26.3)	5.7	20.8
Total net fair value (losses) gains	$(41.8)	$5.5	$9.8
During the year ended January 2, 2021, a net gain of $3.7 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $7.8 million and $2.5 million during the year ended December 28, 2019 and December 29, 2018, respectively.

B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of January 2, 2021 and December 28, 2019, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million. During June 2020, we extended these swaps, which originally ran from June 30, 2020 through June 30, 2023, to now run from June 30, 2020 to June 30, 2025, locking in a lower blended fixed rate. The new, extended swaps have been designated as hedging instruments and the $53.7 million of losses accumulated in OCI in relation to the previously designated swaps are being reclassified into earnings over the term of the original swaps.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of January 2, 2021 the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023, compared to $1.7 billion as of December 28, 2019, which included two interest rate caps that expired on June 30, 2020.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Movement recognized in OCI in relation to:
—Fair value loss on cash flow hedges	$(29.1)	$(31.7)	$(4.5)
—Amortization to net income of prior period fair value losses	9.1	—	—
—Deferred premium reclassified from OCI to net income	3.6	2.5	5.4
Total movement	$(16.4)	$(29.2)	$0.9
As of January 2, 2021, we expect to reclassify an estimated $21.5 million in OCI, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of January 2, 2021, the notional principal amount of outstanding currency swaps that are used to manage the currency profile of Gates’ cash was $0 million, compared to $16.7 million as of December 28, 2019.
As of January 2, 2021, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $87.6 million, compared to $82.5 million as of December 28, 2019.
The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Fair value (losses) gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$(1.9)	$3.0	$2.4
—Currency swaps recognized in other (income) expenses	0.4	0.6	0.6
Total	$(1.5)	$3.6	$3.0

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
The carrying amount and fair value of our debt are set out below:

	As of January 2, 2021		As of December 28, 2019
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$42.7	$42.3	$46.1	$45.9
Non-current	2,666.0	2,700.0	2,912.3	2,946.8
	$2,708.7	$2,742.3	$2,958.4	$2,992.7
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of January 2, 2021
Equity investments	$2.1	$—	$2.1
Derivative assets	$—	$1.7	$1.7
Derivative liabilities	$—	$(104.9)	$(104.9)

As of December 28, 2019
Equity investments	$1.1	$—	$1.1
Derivative assets	$—	$5.4	$5.4
Derivative liabilities	$—	$(60.9)	$(60.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the year ended January 2, 2021, impairments of property, plant and equipment of $5.2 million were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea. No significant impairment was recognized during either the year ended December 28, 2019 or the year ended December 29, 2018.
15. Debt

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Secured debt:
—Dollar Term Loan	$1,377.4	$1,699.1
—Euro Term Loan	775.2	717.7
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	0.2	0.2
Total principal of debt	2,720.8	2,985.0
Deferred issuance costs	(29.4)	(41.8)
Accrued interest	17.3	15.2
Total carrying value of debt	2,708.7	2,958.4
Debt, current portion	42.7	46.1
Debt, less current portion	$2,666.0	$2,912.3
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

The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year
—2021	$25.4
—2022	25.3
—2023	25.2
—2024	2,076.9
—2025	—
Thereafter	568.0
$2,720.8
Debt issuances and redemptions
On December 31, 2020, we made a principal debt prepayment of $300.0 million against our Dollar Term Loan facility. As a result of this prepayment, we accelerated the recognition of $3.7 million of deferred financing costs (recognized in interest expense).
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
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 1.00%, plus a margin of 2.75%, and as of January 2, 2021, borrowings under this facility bore interest at a rate of 3.75% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of January 2, 2021, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the year ended January 2, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $21.7 million and $9.4 million, respectively. During the year ended December 28, 2019, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $17.3 million and $7.4 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2020 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2021.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains (losses) were recognized in OCI.

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
(Loss) gain recognized in statement of operations	$(51.4)	$17.3	$43.6
Loss recognized in OCI	(15.5)	(0.2)	(6.0)
Total (loss) gain	$(66.9)	$17.1	$37.6

The above net foreign exchange (losses) gains recognized in the Other (income) expenses line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of January 2, 2021, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
Up to the date of their redemption on January 31, 2018, foreign exchange losses of $9.2 million were recognized in respect of the Euro Senior Notes. Of these losses, $5.0 million was recognized in OCI for the period during which the facility was designated as a net investment hedge of certain of our Euro investments, and $4.2 million was recognized in the statement of operations.
Revolving credit facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million.
As of both January 2, 2021 and December 28, 2019, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($230.2 million as of January 2, 2021, compared to $294.6 million as of December 28, 2019, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum. The facility matures on January 29, 2023.
As of both January 2, 2021 and December 28, 2019, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $28.5 million and $50.1 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.

16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Accrued compensation	$70.0	$47.3
Current portion of lease obligations	22.6	19.8
Derivative financial instruments	104.9	60.9
Payroll and related taxes payable	25.0	11.3
VAT and other taxes payable	11.7	11.5
Warranty reserve	19.8	17.7
Restructuring reserve	17.9	2.9
Workers’ compensation reserve	8.8	10.0
Other accrued expenses and other liabilities	92.5	92.1
	$373.2	$273.5
The above liabilities are presented in Gates’ balance sheet within other current liabilities and other non-current liabilities as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
—Accrued expenses and other current liabilities	$252.2	$188.8
—Other non-current liabilities	121.0	84.7
	$373.2	$273.5
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Balance at the beginning of the period	$17.7	$14.3	$14.1
Charge for the period	11.8	16.5	11.6
Utilized during the period	(9.5)	(10.9)	(11.0)
Released during the period	(0.7)	(2.2)	(0.1)
Foreign currency translation	0.5	—	(0.3)
Balance at the end of the period	$19.8	$17.7	$14.3
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2021, with the remainder estimated to be utilized within the next three years.
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
During Fiscal 2020, the expense recognized by Gates in respect of defined contribution pension plans was $19.0 million, compared to $17.9 million in Fiscal 2019 and $19.1 million in Fiscal 2018.

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
Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Pension surplus	$(69.3)	$(38.1)
Accrued expenses and other current liabilities	2.3	2.3
Post-retirement benefit obligations	91.5	98.7
Net unfunded pension obligation	$24.5	$62.9

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$376.3	$391.7
—Aggregate fair value of plan assets	$282.5	$290.7
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$371.6	$381.6
—Aggregate fair value of plan assets	$281.9	$286.2
During the year ended January 2, 2021, the net unfunded pension obligation decreased by $38.4 million. This decrease was driven primarily by the actual return on plan assets of $83.0 million, offset partially by an actuarial loss of $31.3 million and interest on the benefit obligation of $18.3 million.
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Benefit obligation at the beginning of the period	$898.1	$827.1
Employer service cost	5.6	5.5
Plan participants’ contributions	0.2	0.2
Plan amendments	1.5	—
Interest cost	18.3	23.4
Net actuarial loss	31.3	83.1
Benefits paid	(44.6)	(51.6)
Expenses paid from assets	(2.0)	(2.3)
Curtailments and settlements	(30.6)	(3.6)
Foreign currency translation	28.1	16.3
Benefit obligation at the end of the period	$905.9	$898.1
Accumulated benefit obligation	$901.6	$892.4

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Plan assets at the beginning of the period	$835.2	$774.9
Actual return on plan assets	83.0	90.4
Employer contributions	9.8	8.5
Plan participants’ contributions	0.2	0.2
Settlements	(29.2)	(2.3)
Benefits paid	(44.6)	(51.6)
Expenses paid from assets	(2.0)	(2.3)
Foreign currency translation	29.0	17.4
Plan assets at the end of the period	$881.4	$835.2
Gates’ desired investment objectives for pension plan assets include maintaining an adequate level of diversification to reduce interest rate and market risk, and to provide adequate liquidity to meet immediate and future benefit payment requirements. Outside the U.S., Gates’ defined benefit pension plans target a mix of growth seeking assets, comprising equities, and income generating assets, such as government and corporate bonds, that are considered by the trustees to be appropriate in the circumstances. Plan assets are rebalanced periodically to maintain target asset allocations.
Certain benefit obligations outside the U.S. are matched by insurance contracts.
Investments in equities and fixed income securities are held in pooled investment funds that are managed by investment managers on a passive (or “index-tracking”) basis. The trustees ensure that there is no significant concentration of credit risk in any one financial institution.
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of January 2, 2021				As of December 28, 2019
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity Securities	$—	$144.1	$—	$144.1	$—	$102.7	$—	$102.7
Debt Securities
—Corporate bonds	—	190.6	—	190.6	—	207.9	—	207.9
—Government bonds	—	249.5	—	249.5	—	231.3	—	231.3
Annuities and insurance	—	49.4	239.4	288.8	—	48.7	235.9	284.6
Cash and cash equivalents	8.4	—	—	8.4	8.7	—	—	8.7
Total	$8.4	$633.6	$239.4	$881.4	$8.7	$590.6	$235.9	$835.2
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Fair value at the beginning of the period	$235.9	$224.0
Actual return on plan assets	11.2	17.9
Purchases	0.9	1.4
Sales	(6.7)	(0.9)
Impacts of benefits paid	(12.6)	(12.3)
Settlements	(0.4)	—
Foreign currency translation	11.1	5.8
Fair value at the end of the period	$239.4	$235.9
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2021, Gates expects to contribute approximately $10.6 million to its defined benefit pension plans (including non-qualified supplemental plans).
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)
Fiscal year
—2021	$45.3
—2022	46.3
—2023	45.8
—2024	45.7
—2025	50.7
—2026 through 2030	228.4
Net periodic benefit cost
Components of the net periodic benefit cost for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Employer service cost	$5.6	$5.5	$5.3
Settlements and curtailments	(2.1)	(0.6)	0.3
Interest cost	18.3	23.4	23.6
Expected return on plan assets	(22.0)	(27.8)	(22.6)
Amortization of prior net actuarial loss	0.2	—	0.1
Amortization of prior service cost	0.8	0.8	0.1
Net periodic benefit cost	$0.8	$1.3	$6.8

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Current period net actuarial (gain) loss	$(32.6)	$20.5	$1.2
Amortization of prior net actuarial loss	(0.2)	—	(0.1)
Prior service cost	1.5	—	11.4
Amortization of prior service cost	(0.8)	(0.8)	(0.1)
Gain (loss) recognized due to settlements and curtailments	2.1	(0.8)	(0.3)
Pre-tax changes recognized in OCI other than foreign currency translation	(30.0)	18.9	12.1
Foreign currency translation	1.7	1.0	(0.1)
Total pre-tax changes recognized in OCI	$(28.3)	$19.9	$12.0
Cumulative losses before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Actuarial (gain) loss	$(9.5)	$21.2	$1.5
Prior service costs	11.8	11.1	11.9
Foreign currency translation	(1.2)	(2.9)	(3.9)
Cumulative total	$1.1	$29.4	$9.5

Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of January 2, 2021	As of December 28, 2019
Benefit obligation:
—Discount rate	1.527%	2.261%
—Rate of salary increase	3.032%	3.173%
Net periodic benefit cost:
—Discount rate	2.144%	2.932%
—Rate of salary increase	3.170%	3.190%
—Expected return on plan assets	2.832%	3.622%
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
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Accrued expenses and other current liabilities	$5.7	$5.4
Post-retirement benefit obligations	51.0	52.5
	$56.7	$57.9
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019
Benefit obligation at the beginning of the period	$57.9	$60.0
Interest cost	1.7	2.3
Actuarial loss (gain)	0.3	(1.8)
Benefits paid	(3.7)	(3.5)
Foreign currency translation	0.5	0.9
Benefit obligation at the end of the period	$56.7	$57.9
Accumulated benefit obligation	$56.7	$57.9
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During 2021, Gates expects to contribute approximately $5.8 million to its other benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)
Fiscal years:
—2021	$5.8
—2022	4.8
—2023	4.5
—2024	4.2
—2025	3.9
—2026 through 2030	16.6
Net periodic benefit cost
Components of the net periodic benefit cost for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Interest cost	$1.7	$2.3	$2.2
Amortization of prior net actuarial gain	(1.0)	(0.8)	(0.4)
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Net periodic benefit cost	$0.3	$1.1	$1.4
The net periodic benefit cost relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Current period net actuarial loss (gain)	$0.3	$(1.8)	$(4.8)
Amortization of prior net actuarial gain	1.0	0.8	0.4
Prior service credit	—	—	—
Amortization of prior service credit	0.4	0.4	0.4
Pre-tax changes recognized in OCI other than foreign currency translation	1.7	(0.6)	(4.0)
Foreign currency translation	—	(0.2)	—
Total pre-tax changes recognized in OCI	$1.7	$(0.8)	$(4.0)
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Actuarial gains	$(16.0)	$(17.3)	$(16.3)
Prior service credits	(3.0)	(3.4)	(3.8)
Other adjustments	0.2	0.2	0.2
Foreign currency translation	(0.2)	(0.2)	—
Cumulative total	$(19.0)	$(20.7)	$(19.9)
Assumptions
The primary assumption used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans is the discount rate, the weighted average of which is presented in the following table:

	Benefit obligation		Net periodic benefit cost
	As of January 2, 2021	As of December 28, 2019	As of January 2, 2021	As of December 28, 2019
Discount rate	2.30%	3.08%	3.08%	4.01%
The initial healthcare cost trend rate as of January 2, 2021, starts at 6.14%, compared to 6.56% as of December 28, 2019, with an ultimate trend rate of 4.92%, compared to 4.93% as of December 28, 2019, beginning in 2023.
18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the year ended January 2, 2021, we recognized a charge of $19.8 million, compared to $15.0 million and $6.0 million in Fiscal 2019 and Fiscal 2018, respectively.
Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by our majority owners, who are various investment funds managed by affiliates of The Blackstone Group Inc. (“Blackstone” or our “Sponsor”), at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

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
Awards issued under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (the “2018 Plan”)
In conjunction with the initial public offering in January 2018, Gates adopted a new equity-based compensation plan, which is a market-based long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and RSUs.
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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one, three or four years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year ended January 2, 2021
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	3,825,855	$7.07
—Tier II	2014 Plan	4,405,340	$7.01
—Tier III	2014 Plan	4,405,340	$7.01
—Tier IV	2014 Plan	4,405,340	$10.52
—SARs	Both plans	772,450	$8.72
—Share options	2018 Plan	1,610,485	$16.69
—Premium-priced options	2018 Plan	796,460	$19.00
		20,221,270	$9.09
Granted during the period:
—SARs	2018 Plan	69,361	$12.08
—Share options	2018 Plan	1,205,369	$12.54
		1,274,730	$12.51
Forfeited during the period:
—Tier I	2014 Plan	(149,522)	$9.56
—Tier II	2014 Plan	(625,873)	$7.76
—Tier III	2014 Plan	(625,873)	$7.76
—Tier IV	2014 Plan	(625,873)	$11.63
—Share options	2018 Plan	(188,102)	$16.31
		(2,215,243)	$9.70
Expired during the period:
—Tier I	2014 Plan	(41,961)	$13.44
—Share options	2018 Plan	(62,686)	$17.19
		(104,647)	$15.68
Exercised during the period:
—Tier I	2014 Plan	(468,890)	$6.65
		(468,890)	$6.65
Outstanding at the end of the period:
—Tier I	2014 Plan	3,165,482	$6.93
—Tier II	2014 Plan	3,779,467	$6.89
—Tier III	2014 Plan	3,779,467	$6.89
—Tier IV	2014 Plan	3,779,467	$10.34
—SARs	Both plans	841,811	$9.00
—Share options	2018 Plan	2,565,066	$14.75
—Premium-priced options	2018 Plan	796,460	$19.00
		18,707,220	$9.28

Exercisable at the end of the period		3,394,050	$8.47
Vested and expected to vest at the end of the period		7,343,504	$11.19
As of January 2, 2021, the aggregate intrinsic value of options that were vested or expected to vest was $22.2 million, and these options had a weighted average remaining contractual term of 6.6 years. As of January 2, 2021, the aggregate intrinsic value of options that were exercisable was $16.8 million, and these options had a weighted average remaining contractual term of 5.3 years.

As of January 2, 2021, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $6.8 million, which is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $24.4 million, which will be recognized on occurrence of a liquidity event as described above.
During the year ended January 2, 2021, cash of $3.1 million was received in relation to the exercise of vested options, compared to $1.8 million and $0.6 million during the year ended December 28, 2019 and the year ended December 29, 2018, respectively. The aggregate intrinsic value of options exercised during the year ended January 2, 2021 was $2.5 million compared to $2.1 million and $0.8 million during the year ended December 28, 2019 and the year ended December 29, 2018, respectively.
Summary of movements in RSUs and PRSUs outstanding

		Year ended January 2, 2021
	Plan	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	Both plans	718,269	$16.20
—PRSUs	2018 Plan	248,550	$20.07
		966,819	$17.20
Granted during the period:
—RSUs	2018 Plan	1,226,544	$11.79
—PRSUs	2018 Plan	365,258	$14.41
		1,591,802	$12.39
Forfeited during the period:
—RSUs	2018 Plan	(103,034)	$14.64
—PRSUs	2018 Plan	(42,158)	$20.07
		(145,192)	$16.21
Vested during the period:
—RSUs	Both plans	(257,869)	$16.27
		(257,869)	$16.27
Outstanding at the end of the period:
—RSUs	2018 Plan	1,583,910	$12.88
—PRSUs	2018 Plan	571,650	$16.45
		2,155,560	$13.83
As of January 2, 2021, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $13.2 million, which is expected to be recognized over a weighted average period of 1.8 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the year ended January 2, 2021 was $3.1 million compared to $0.6 million during the year ended December 28, 2019.

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

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Weighted average grant date fair value:
—SARs	$4.59	$5.88	$6.44
—Share options	$4.78	$5.88	$7.44
—Premium-priced options	n/a	$5.65	n/a
—RSUs	$11.79	$16.28	$16.97
—PRSUs	$14.41	$20.07	n/a

Inputs to the model:
—Expected volatility - SARs	37.7%	31.9%	38.9%
—Expected volatility - share options	37.7%	31.9%	39.6%
—Expected volatility - premium-priced options	n/a	31.9%	n/a
—Expected volatility - PRSUs	40.4%	32.8%	n/a
—Expected option life for SARs	6.0	6.0	6.3
—Expected option life for share options	6.0	6.0	6.3
—Expected option life for premium-priced options	n/a	7.0	n/a
—Risk-free interest rate:
SARs	1.25%	2.51%	2.89%
Share options	1.33%	2.51%	2.80%
Premium-priced options	n/a	2.53%	n/a
PRSUs	1.29%	2.48%	n/a

19. Equity
Movements in the Company’s number of shares in issue for the year ended January 2, 2021 and December 28, 2019, respectively, were as follows:

	For the year ended
(number of shares)	January 2, 2021	December 28, 2019
Balance as of the beginning of the period	290,157,299	289,847,574
Exercise of share options	468,890	270,997
Vesting of restricted stock units, net of withholding taxes	226,878	38,728
Balance as of the end of the period	290,853,067	290,157,299
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

20. Analysis of accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(dollars in millions)	Available-for- sale investments	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 30, 2017	$(0.3)	$13.2	$(742.8)	$(17.5)	$(747.4)	$(25.5)	$(772.9)
Foreign currency translation	—	—	(107.2)	—	(107.2)	(17.9)	(125.1)
Cash flow hedges movements	—	—	—	5.6	5.6	—	5.6
Post-retirement benefit movements	—	(5.6)	—	—	(5.6)	(0.2)	(5.8)
Other comprehensive (loss) income	—	(5.6)	(107.2)	5.6	(107.2)	(18.1)	(125.3)
Reclassification to retained earnings on adoption of ASU 2016-01 "Financial Instruments"	0.3	—	—	—	0.3	—	0.3
As of December 29, 2018	—	7.6	(850.0)	(11.9)	(854.3)	(43.6)	(897.9)
Foreign currency translation	—	—	37.7	—	37.7	(2.8)	34.9
Cash flow hedges movements	—	—	—	(24.9)	(24.9)	—	(24.9)
Post-retirement benefit movements	—	(16.9)	—	—	(16.9)	0.4	(16.5)
Other comprehensive (loss) income	—	(16.9)	37.7	(24.9)	(4.1)	(2.4)	(6.5)
As of December 28, 2019	—	(9.3)	(812.3)	(36.8)	(858.4)	(46.0)	(904.4)
Foreign currency translation	—	1.7	42.1	—	43.8	27.4	71.2
Cash flow hedges movements	—	—	—	(13.3)	(13.3)	—	(13.3)
Post-retirement benefit movements	—	22.5	—	—	22.5	0.5	23.0
Other comprehensive income (loss)	—	24.2	42.1	(13.3)	53.0	27.9	80.9
As of January 2, 2021	$—	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)

21. Related party transactions
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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the year ended January 2, 2021, Gates incurred $1.9 million, compared to $6.5 million during Fiscal 2019 and $8.0 million during Fiscal 2018, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at January 2, 2021 or December 28, 2019.
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
During the periods presented, our Sponsor held an interest in Custom Truck One Source (“Custom Truck”), a provider of specialized truck and heavy equipment solutions in North America, Stow International (“Stow”), a provider of storage and warehousing services worldwide, and Blue Yonder (formerly, JDA Software), a provider of supply chain software. Net sales by Gates to Custom Truck were $0.2 million during Fiscal 2020, compared to $0.2 million during Fiscal 2019 and $0 million during Fiscal 2018. Net purchases by Gates from Stow were $0.7 million during Fiscal 2020, compared to $0 million during Fiscal 2019 and $0 million during Fiscal 2018. Net purchases by Gates from Blue Yonder were $0.2 million during Fiscal 2020, compared to $0 million during Fiscal 2019 and $0 million during Fiscal 2018.
C. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Sales	$0.9	$1.4	$1.6
Purchases	$(13.8)	$(15.4)	$(15.2)
Amounts outstanding in respect of these transactions were payables of $0.6 million as of January 2, 2021, compared to $0.2 million as of December 28, 2019. During the year ended January 2, 2021, we received dividends of $0 million from our equity method investees, compared to $0 million during Fiscal 2019 and $0.4 million during Fiscal 2018.
D. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Sales	$47.5	$51.3	$60.6
Purchases	$(18.5)	$(20.5)	$(20.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of January 2, 2021	As of December 28, 2019
Receivables	$0.4	$4.2
Payables	$(4.5)	$(5.9)
E. Majority-owned subsidiaries
In early 2019, we finalized an agreement with the non-controlling interest holder in certain of our consolidated, majority-owned subsidiaries, regarding the scope of business of such subsidiaries, which will result in a smaller share of net income allocated to non-controlling interests. This change is retrospectively effective from the beginning of 2019 and includes a one-time adjustment of $15.0 million, which has been recorded in the first quarter of 2019 in the non-controlling interests line in the consolidated statement of operations.

22. Commitments and contingencies
A. Capital and other commitments
As of January 2, 2021, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $3.5 million, compared to $5.3 million as of December 28, 2019, and for the purchase of non-integral computer software amounting to $0.6 million, compared to $1.9 million as of December 28, 2019. As of January 2, 2021, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $26.1 million, compared to $33.7 million as of December 28, 2019.
B. Performance bonds, letters of credit and bank guarantees
As of January 2, 2021, letters of credit were outstanding against the asset-backed revolving facility amounting to $28.5 million, compared to $50.1 million as of December 28, 2019. We had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $6.0 million as of January 2, 2021, compared to $4.1 million as of December 28, 2019.
C. Company–owned life insurance policies
Gates is the beneficiary of a number of corporate-owned life insurance policies against which it borrows from the relevant life insurance company. As of January 2, 2021, the surrender value of the policies was $954.9 million, compared to $933.8 million as of December 28, 2019, and the amount outstanding on the related loans was $953.2 million, compared to $932.0 million as of December 28, 2019. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $1.7 million, compared to $1.8 million as of December 28, 2019, is included in other receivables.
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
E. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Balance at beginning of year	$8.6	$7.4	$6.8
Current period provision for expected credit losses	0.7	2.4	1.4
Write-offs charged against allowance	(4.3)	(1.3)	(0.5)
Foreign currency translation	0.2	0.1	(0.3)
Balance at end of year	$5.2	$8.6	$7.4