Form 10-Q
period 2021-04-03
Gates Industrial Corp plc
filed 2021-05-11
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 6, 2021, there were 291,613,982 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: conditions in the global and regional economy and the major end markets we serve; severe disruptions in the global economy due to the coronavirus (“COVID-19”) pandemic; economic, political and other risks associated with international operations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; exchange rate fluctuations in the international markets; terrorist acts, conflicts and wars; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; our ability to maintain and enhance our strong brand; market acceptance of new product introductions and product innovations; our cost-reduction actions; longer lives of products used in our end markets may affect demand for some of our replacement markets; development of the replacement market in emerging markets may limit our ability to grow; our ability to successfully integrate acquired businesses or assets; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; insurance coverage of future losses we may incur; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; loss or financial instability of any significant customer; litigation, legal or regulatory proceedings brought against us; infringement on the intellectual property of others; failure to adequately protect or enforce of our intellectual property rights against counterfeiting activities; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; recalls, product liability claims or product warranties claims; failure to comply with anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; environmental, health and safety laws and regulations that may impact the sale of our products; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crime; highly complex and rapidly evolving global privacy, data protection and data security requirements may increase our costs; failure of information systems; loss of senior management or key personnel; work stoppages and other labor matters; we may be required to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage; and the significant influence of our majority shareholders, affiliates of The Blackstone Group Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
All amounts in this quarterly report are expressed in United States of America (the “U.S.”) dollars, unless indicated otherwise.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	April 3, 2021	March 28, 2020
Net sales	$881.3	$710.1
Cost of sales	535.8	454.3
Gross profit	345.5	255.8
Selling, general and administrative expenses	211.6	193.4
Transaction-related expenses (income)	2.4	(0.2)
Restructuring expenses	2.9	1.9
Other operating expenses	—	2.3
Operating income from continuing operations	128.6	58.4
Interest expense	34.4	36.7
Other income	(1.2)	(2.1)
Income from continuing operations before taxes	95.4	23.8
Income tax expense (benefit)	18.9	(16.1)
Net income from continuing operations	76.5	39.9
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.1	—
Net income	76.4	39.9
Less: non-controlling interests	9.1	4.3
Net income attributable to shareholders	$67.3	$35.6

Earnings per share
Basic
Earnings per share from continuing operations	$0.23	$0.12
Earnings per share from discontinued operations	—	—
Earnings per share	$0.23	$0.12

Diluted
Earnings per share from continuing operations	$0.23	$0.12
Earnings per share from discontinued operations	—	—
Earnings per share	$0.23	$0.12
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net income	$76.4	$39.9
Other comprehensive loss
Foreign currency translation:
—Net translation loss on foreign operations, net of tax expense, respectively, of $0 and $0	(68.0)	(207.0)
—Gain on net investment hedges, net of tax expense, respectively, of $0 and $0	18.2	4.0
Total foreign currency translation movements	(49.8)	(203.0)
Cash flow hedges (Interest rate derivatives):
—Gain (loss) arising in the period, net of tax (expense) benefit, respectively, of $(1.9) and $2.5	7.8	(13.4)
—Reclassification to net income, net of tax expense, respectively, of $(1.0) and $0	4.3	1.7
Total cash flow hedges movements	12.1	(11.7)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax expense, respectively, of $0 and $0	—	(0.1)
Total post-retirement benefits movements	—	(0.1)
Other comprehensive loss	(37.7)	(214.8)
Comprehensive income (loss) for the period	$38.7	$(174.9)

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$39.7	$(171.8)
—Loss arising from discontinued operations	(0.1)	—
	39.6	(171.8)
Comprehensive loss attributable to non-controlling interests	(0.9)	(3.1)
	$38.7	$(174.9)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of April 3, 2021	As of January 2, 2021
Assets
Current assets
Cash and cash equivalents	$447.4	$521.4
Trade accounts receivable, net	819.5	695.0
Inventories	536.0	508.2
Taxes receivable	28.5	28.6
Prepaid expenses and other assets	167.6	153.4
Total current assets	1,999.0	1,906.6
Non-current assets
Property, plant and equipment, net	688.7	705.0
Goodwill	2,087.1	2,120.2
Pension surplus	70.9	69.3
Intangible assets, net	1,742.2	1,788.6
Right-of-use assets	119.3	120.9
Taxes receivable	20.3	26.5
Deferred income taxes	629.1	672.6
Other non-current assets	19.8	16.6
Total assets	$7,376.4	$7,426.3
Liabilities and equity
Current liabilities
Debt, current portion	$30.3	$42.7
Trade accounts payable	439.9	417.4
Taxes payable	16.9	14.0
Accrued expenses and other current liabilities	269.5	252.2
Total current liabilities	756.6	726.3
Non-current liabilities
Debt, less current portion	2,629.8	2,666.0
Post-retirement benefit obligations	138.3	142.5
Lease liabilities	112.3	113.6
Taxes payable	109.3	111.5
Deferred income taxes	330.4	360.4
Other non-current liabilities	69.7	121.0
Total liabilities	4,146.4	4,241.3
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 291,598,982 (January 2, 2021: authorized shares: 3,000,000,000; outstanding shares: 290,853,067)	2.9	2.9
—Additional paid-in capital	2,463.1	2,456.8
—Accumulated other comprehensive loss	(833.1)	(805.4)
—Retained earnings	1,218.7	1,151.4
Total shareholders’ equity	2,851.6	2,805.7
Non-controlling interests	378.4	379.3
Total equity	3,230.0	3,185.0
Total liabilities and equity	$7,376.4	$7,426.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Cash flows from operating activities
Net income	$76.4	$39.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	55.8	54.9
Foreign exchange and other non-cash financing expenses	7.3	2.9
Share-based compensation expense	6.3	2.9
Decrease in post-employment benefit obligations, net	(4.2)	(1.8)
Deferred income taxes	(9.6)	3.7
Other operating activities	2.0	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(131.8)	(42.1)
—Increase in inventories	(36.2)	(27.5)
—Increase in accounts payable	29.2	19.5
—Increase in prepaid expenses and other assets	(5.8)	(6.1)
—Increase (decrease) in taxes payable	7.1	(38.3)
—(Decrease) increase in other liabilities	(20.5)	20.4
Net cash (used in) provided by operations	(24.0)	31.1
Cash flows from investing activities
Purchases of property, plant and equipment	(18.1)	(12.1)
Purchases of intangible assets	(2.1)	(2.8)
Cash paid under corporate-owned life insurance policies	(10.1)	(9.8)
Cash received under corporate-owned life insurance policies	0.9	—
Other investing activities	0.2	0.1
Net cash used in investing activities	(29.2)	(24.6)
Cash flows from financing activities
Issuance of shares	1.7	2.1
Payments of long-term debt	(5.5)	(6.2)
Debt issuance costs paid	(7.8)	(0.3)
Other financing activities	(3.5)	1.5
Net cash used in financing activities	(15.1)	(2.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.8)	(12.9)
Net decrease in cash and cash equivalents and restricted cash	(74.1)	(9.3)
Cash and cash equivalents and restricted cash at the beginning of the period	524.1	636.6
Cash and cash equivalents and restricted cash at the end of the period	$450.0	$627.3
Supplemental schedule of cash flow information
Interest paid	$39.8	$25.5
Income taxes paid	$21.5	$18.5
Accrued capital expenditures	$0.4	$1.9
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended April 3, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 2, 2021	$2.9	$2,456.8	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0

Net income	—	—	—	67.3	67.3	9.1	76.4
Other comprehensive loss	—	—	(27.7)	—	(27.7)	(10.0)	(37.7)
Total comprehensive (loss) income	—	—	(27.7)	67.3	39.6	(0.9)	38.7
Other changes in equity:
—Issuance of shares	—	1.0	—	—	1.0	—	1.0
—Share-based compensation	—	5.3	—	—	5.3	—	5.3
As of April 3, 2021	$2.9	$2,463.1	$(833.1)	$1,218.7	$2,851.6	$378.4	$3,230.0

	Three months ended March 28, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7

Net income	—	—	—	35.6	35.6	4.3	39.9
Other comprehensive loss	—	—	(207.4)	—	(207.4)	(7.4)	(214.8)
Total comprehensive (loss) income	—	—	(207.4)	35.6	(171.8)	(3.1)	(174.9)
Other changes in equity:
—Issuance of shares	—	1.9	—	—	1.9	—	1.9
—Share-based compensation	—	3.7	—	—	3.7	—	3.7
As of March 28, 2020	$2.9	$2,440.1	$(1,065.8)	$1,107.6	$2,484.8	$356.6	$2,841.4
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of April 3, 2021 and January 2, 2021 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from January 3, 2021 to April 3, 2021, with comparative information for the 91 day period from December 29, 2019 to March 28, 2020.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of April 3, 2021 and the results of its operations and cash flows for the periods ended April 3, 2021 and March 28, 2020. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”) pandemic. As a result of the evolving impact of the pandemic and continuing measures being taken around the world to combat its spread, there may be ongoing implications for our business which may vary from time to time, and the impact of the pandemic on the Company’s operations may be material but cannot be reasonably estimated at this time.
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect the reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for items such as revenue, rebates, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, expected credit losses, product warranties, income taxes and post-retirement benefits. Estimates and assumptions used are based on factors such as historical experience, observance of trends in the industries in which we operate and information available from our customers and other outside sources.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 3, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended January 2, 2021. The condensed consolidated balance sheet as of January 2, 2021 has been derived from those audited financial statements.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended January 2, 2021 included in the Company’s Annual Report on Form 10-K.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2021 fiscal year of the following new Accounting Standard Update (“ASU”):
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
The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this ASU did not have any significant impact on our consolidated financial statements.
2. Recent accounting pronouncements not yet adopted
None.
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

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Power Transmission	$559.5	$441.2
Fluid Power	321.8	268.9
Continuing operations	$881.3	$710.1
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.

The following table summarizes our net sales by key geographic region of origin:

	Three months ended April 3, 2021		Three months ended March 28, 2020
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$155.9	$152.7	$137.7	$139.7
North America, excluding U.S.	46.7	49.4	40.3	41.7
United Kingdom (“U.K.”)	12.7	14.7	11.4	6.9
EMEA(1), excluding U.K.	162.8	49.6	129.2	44.0
East Asia and India	82.9	23.5	65.2	17.4
Greater China	81.9	24.0	44.3	13.0
South America	16.6	7.9	13.1	6.2
Net sales	$559.5	$321.8	$441.2	$268.9
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Developed	$555.0	$475.8
Emerging	326.3	234.3
Net sales	$881.3	$710.1
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other income, income taxes, depreciation and amortization.
Adjusted EBITDA represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•non-cash charges in relation to share-based compensation;
•transaction-related expenses (income) incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•restructuring expenses, including severance-related expenses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.

Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Power Transmission	$132.7	$79.5
Fluid Power	63.6	41.3
Continuing operations	$196.3	$120.8
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net income from continuing operations	$76.5	$39.9
Income tax expense (benefit)	18.9	(16.1)
Income from continuing operations before taxes	95.4	23.8
Interest expense	34.4	36.7
Other income	(1.2)	(2.1)
Operating income from continuing operations	128.6	58.4
Depreciation and amortization	55.8	54.9
Transaction-related expenses (income) (1)	2.4	(0.2)
Restructuring expenses	2.9	1.9
Share-based compensation expense	6.3	2.9
Sponsor fees (included in other operating expense)	—	1.7
Severance expenses (included in cost of sales)	—	0.1
Severance expenses (included in SG&A)	0.3	0.5
Other items not directly related to current operations	—	0.6
Adjusted EBITDA	$196.3	$120.8
(1)    Transaction-related expenses (income) relates primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
4. Restructuring and other strategic initiatives
Gates continues to undertake various restructuring and other strategic initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our selling, general and administrative (“SG&A”) back-office functions and relocate certain operations to lower cost locations.

Overall costs associated with our restructuring and other strategic initiatives have been recognized in the condensed consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Restructuring expenses:
—Severance expenses	$0.5	$0.2
—Non-severance labor and benefit expenses	0.8	—
—Consulting expenses	0.7	0.2
—Other restructuring expenses	0.9	1.5
Total restructuring expenses	$2.9	$1.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$—	$0.1
—Severance expenses included in SG&A	0.3	0.5
Total expenses related to other strategic initiatives	$0.3	$0.6
Restructuring and other strategic initiatives during the three months ended April 3, 2021 included $1.2 million related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, $0.9 million related to the optimization of our Middle East business, and $0.8 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea.
Expenses incurred in connection with our restructuring and other strategic initiatives during the three months ended March 28, 2020 related primarily to the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S. and Asia.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Power Transmission	$1.6	$0.2
Fluid Power	1.3	1.7
Continuing operations	$2.9	$1.9
The following summarizes the reserve for restructuring expenses for the three months ended April 3, 2021 and March 28, 2020, respectively:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Balance as of the beginning of the period	$17.9	$2.9
Utilized during the period	(7.0)	(2.0)
Net charge for the period	3.8	2.4
Released during the period	(0.9)	(0.5)
Foreign currency translation	(0.6)	0.1
Balance as of the end of the period	$13.2	$2.9
Restructuring reserves, which are expected to be utilized during 2021 and 2022, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.

5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 3, 2021, we had an income tax expense of $18.9 million on pre-tax income of $95.4 million, which resulted in an effective tax rate of 19.8%, compared to an income tax benefit of $16.1 million on pre-tax income of $23.8 million, which resulted in an effective tax rate of (67.6)% for the three months ended March 28, 2020.
The increase in the effective tax rate for the three months ended April 3, 2021 compared to the prior year period was primarily due to the recognition in the prior year of net discrete tax benefits totaling $21.6 million related to audit resolutions and tax law changes.
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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	April 3, 2021	March 28, 2020
Net income attributable to shareholders	$67.3	$35.6

Weighted average number of shares outstanding	291,166,994	290,609,974
Dilutive effect of share-based awards	5,196,273	1,501,279
Diluted weighted average number of shares outstanding	296,363,267	292,111,253

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	4,387,520	5,508,174

Basic earnings per share	$0.23	$0.12
Diluted earnings per share	$0.23	$0.12

7. Inventories

(dollars in millions)	As of April 3, 2021	As of January 2, 2021
Raw materials and supplies	$155.9	$135.1
Work in progress	38.0	34.3
Finished goods	342.1	338.8
Total inventories	$536.0	$508.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 2, 2021	$1,434.4	$685.8	$2,120.2
Foreign currency translation	(27.9)	(5.2)	(33.1)
As of April 3, 2021	$1,406.5	$680.6	$2,087.1

9. Intangible assets

	As of April 3, 2021			As of January 2, 2021
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,047.9	$(817.6)	$1,230.3	$2,073.0	$(796.9)	$1,276.1
—Technology	91.0	(88.8)	2.2	90.9	(88.5)	2.4
—Capitalized software	91.4	(51.1)	40.3	89.9	(49.2)	40.7
	2,230.3	(957.5)	1,272.8	2,253.8	(934.6)	1,319.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,743.7	$(1,001.5)	$1,742.2	$2,767.2	$(978.6)	$1,788.6
During the three months ended April 3, 2021, the amortization expense recognized in respect of intangible assets was $33.4 million, compared to $32.2 million for the three months ended March 28, 2020. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $15.0 million for the three months ended April 3, 2021, compared to a decrease of $38.4 million for the three months ended March 28, 2020.
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

The period end fair values of derivative financial instruments were as follows:

	As of April 3, 2021					As of January 2, 2021
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$—	$—	$(30.0)	$—	$(30.0)	$1.1	$—	$—	$(42.6)	$(41.5)
—Interest rate caps	—	—	(1.3)	(1.6)	(2.9)	—	—	(1.4)	(2.0)	(3.4)
—Interest rate swaps	—	4.2	(13.4)	(34.9)	(44.1)	—	—	(13.4)	(43.6)	(57.0)

Derivatives not designated as hedging instruments:
—Currency forward contracts	1.5	—	(0.6)	—	0.9	0.6	—	(1.9)	—	(1.3)
	$1.5	$4.2	$(45.3)	$(36.5)	$(76.1)	$1.7	$—	$(16.7)	$(88.2)	$(103.2)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of April 3, 2021 and January 2, 2021, the notional principal amount of these contracts was $270.0 million, with a maturity of March 2022. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net fair value gains recognized in OCI in relation to:
—Euro-denominated debt	$6.7	$1.5
—Designated cross currency swaps	11.5	2.5
Total net fair value gains	$18.2	$4.0
During the three months ended April 3, 2021, a net gain of $0.5 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $1.6 million during the three months ended March 28, 2020.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of April 3, 2021 and January 2, 2021, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2025.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of both April 3, 2021 and January 2, 2021, the notional amount of the interest rate caps outstanding was €425 million, covering the period from July 1, 2019 to June 30, 2023.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$9.7	$(15.9)
—Amortization to net income of prior period fair value losses	4.4	—
—Reclassification from OCI to net income	0.9	1.7
Total movement	$15.0	$(14.2)
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of April 3, 2021 and January 2, 2021, there were no outstanding currency swaps.
As of April 3, 2021, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $92.1 million, compared to $87.6 million as of January 2, 2021.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.8	$0.3
—Currency swaps recognized in other income	—	0.5
Total	$1.8	$0.8

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

The carrying amount and fair value of our debt are set out below:

	As of April 3, 2021		As of January 2, 2021
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$30.3	$29.9	$42.7	$42.3
Non-current	2,629.8	2,662.9	2,666.0	2,700.0
	$2,660.1	$2,692.8	$2,708.7	$2,742.3
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 0.75% LIBOR floor on the Dollar Term Loan and a 0% EURIBOR floor on the Euro Term Loan. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of April 3, 2021
Equity investments	$1.8	$—	$1.8
Derivative assets	$—	$5.7	$5.7
Derivative liabilities	$—	$(81.8)	$(81.8)

As of January 2, 2021
Equity investments	$2.1	$—	$2.1
Derivative assets	$—	$1.7	$1.7
Derivative liabilities	$—	$(104.9)	$(104.9)
Equity investments represent equity securities that are traded in an active market and therefore are measured using quoted prices in an active market. Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate derivative contracts.
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended April 3, 2021 or the three months ended March 28, 2020.

12. Debt

(dollars in millions)	As of April 3, 2021	As of January 2, 2021
Secured debt:
—Dollar Term Loan	$1,374.0	$1,377.4
—Euro Term Loan	744.6	775.2
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	0.1	0.2
Total principal of debt	2,686.7	2,720.8
Deferred issuance costs	(35.3)	(29.4)
Accrued interest	8.7	17.3
Total carrying value of debt	2,660.1	2,708.7
Debt, current portion	30.3	42.7
Debt, less current portion	$2,629.8	$2,666.0
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan matures on March 31, 2024. During February 2021, we made amendments to the credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with this amendment, we paid accrued interest up to the date of the amendment of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.75%, and as of April 3, 2021, borrowings under this facility bore interest at a rate of 3.50% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month.
As of April 3, 2021, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended April 3, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $3.5 million and $1.9 million, respectively. During the three months ended March 28, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $1.8 million, respectively.
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

During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains were recognized in OCI.

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Gain recognized in statement of operations	$22.1	$4.9
Gain recognized in OCI	6.7	1.5
Total gain	$28.8	$6.4
The above net foreign exchange gains recognized in the other income line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC (the term loan borrower and an indirect subsidiary of Gates Industrial Corporation plc) is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of April 3, 2021, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
Upon the occurrence of a change of control or a certain qualifying asset sale, the holders of the notes will have the right to require us to make an offer to repurchase each holder’s notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
Revolving credit facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million.
As of both April 3, 2021 and January 2, 2021, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility, maturing on January 29, 2023, backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($260.9 million as of April 3, 2021, compared to $230.2 million as of January 2, 2021, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum.

As of both April 3, 2021 and January 2, 2021, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $28.2 million and $28.5 million, respectively.
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended April 3, 2021			Three months ended March 28, 2020
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.1	$—	$1.1	$1.4	$—	$1.4
Reported outside of operating income:
—Interest cost	3.4	0.3	3.7	4.6	0.4	5.0
—Expected return on plan assets	(4.9)	—	(4.9)	(5.5)	—	(5.5)
—Net amortization of prior period losses (gains)	0.4	(0.4)	—	0.3	(0.3)	—
Net periodic benefit cost	$—	$(0.1)	$(0.1)	$0.8	$0.1	$0.9

Contributions	$2.9	$1.3	$4.2	$1.7	$1.2	$2.9
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other income line in the condensed consolidated statement of operations.
For 2021 as a whole, we expect to contribute approximately $10.6 million to our defined benefit pension plans and approximately $5.8 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended April 3, 2021, we recognized a charge of $6.3 million, compared to $2.9 million in the three months ended March 28, 2020.
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
Awards issued under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (the “2018 Plan”)
In conjunction with the initial public offering in January 2018, Gates adopted the 2018 Plan, which is a market-based long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and RSUs.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Three months ended April 3, 2021
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	3,165,482	$6.93
—Tier II	2014 Plan	3,779,467	$6.89
—Tier III	2014 Plan	3,779,467	$6.89
—Tier IV	2014 Plan	3,779,467	$10.34
—SARs	Both plans	841,811	$9.00
—Share options	2018 Plan	2,565,066	$14.75
—Premium-priced options	2018 Plan	796,460	$19.00
		18,707,220	$9.28
Granted during the period:
—SARs	2018 Plan	36,360	$15.00
—Share options	2018 Plan	925,024	$15.00
—Premium-priced options	2018 Plan	39,009	$16.50
		1,000,393	$15.06
Forfeited during the period:
—Tier I	2014 Plan	(10,343)	$7.87
—Tier II	2014 Plan	(93,602)	$6.92
—Tier III	2014 Plan	(93,602)	$6.92
—Tier IV	2014 Plan	(93,602)	$10.38
—Share options	2018 Plan	(51,639)	$13.95
		(342,788)	$8.95
Exercised during the period:
—Tier I	2014 Plan	(188,172)	$6.83
—Share options	2018 Plan	(27,834)	$14.11
		(216,006)	$7.77
Outstanding at the end of the period:
—Tier I	2014 Plan	2,966,967	$6.93
—Tier II	2014 Plan	3,685,865	$6.89
—Tier III	2014 Plan	3,685,865	$6.89
—Tier IV	2014 Plan	3,685,865	$10.34
—SARs	Both plans	878,171	$9.25
—Share options	2018 Plan	3,410,617	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		19,148,819	$9.61

Exercisable at the end of the period		4,066,648	$9.70
Vested and expected to vest at the end of the period		8,044,649	$11.74
As of April 3, 2021, the aggregate intrinsic value of options that were vested or expected to vest was $39.8 million, and these options had a weighted average remaining contractual term of 6.8 years. As of April 3, 2021, the aggregate intrinsic value of options that were exercisable was $27.5 million, and these options had a weighted average remaining contractual term of 5.7 years.

As of April 3, 2021, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $11.5 million, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $23.8 million, which will be recognized on occurrence of a liquidity event as described above.
During the three months ended April 3, 2021, cash of $1.7 million was received in relation to the exercise of vested options, compared to $2.1 million during the three months ended March 28, 2020. The aggregate intrinsic value of options exercised during the three months ended April 3, 2021 was $1.9 million compared to $2.0 million during the three months ended March 28, 2020.
Summary of movements in RSUs and PRSUs outstanding

		Three months ended April 3, 2021
	Plan	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	2018 Plan	1,583,910	$12.88
—PRSUs	2018 Plan	571,650	$16.45
		2,155,560	$13.83
Granted during the period:
—RSUs	2018 Plan	855,570	$15.00
—PRSUs	2018 Plan	325,052	$17.92
		1,180,622	$15.81
Forfeited during the period:
—RSUs	2018 Plan	(40,970)	$13.30
—PRSUs	2018 Plan	(12,724)	$16.97
		(53,694)	$14.17
Vested during the period:
—RSUs	Both plans	(580,173)	$13.27
		(580,173)	$13.27
Outstanding at the end of the period:
—RSUs	2018 Plan	1,818,337	$13.74
—PRSUs	2018 Plan	883,978	$16.98
		2,702,315	$14.80
As of April 3, 2021, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $27.5 million, which is expected to be recognized over a weighted average period of 2.1 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended April 3, 2021 was $3.1 million compared to $2.7 million during the three months ended March 28, 2020.

Valuation of awards granted during the period
The grant date fair value of the options and SARs are measured using a Black-Scholes valuation model. RSUs are valued at the share price on the date of grant. The premium-priced options and PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its initial public offering, this volatility has, where necessary, been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Weighted average grant date fair value:
—SARs	$6.66	$4.59
—Share options	$6.66	$4.78
—Premium-priced options	$6.36	n/a
—RSUs	$15.00	$12.01
—PRSUs	$17.92	$14.41

Inputs to the model:
—Expected volatility - SARs	46.1%	37.7%
—Expected volatility - share options	46.1%	37.6%
—Expected volatility - premium-priced options	46.1%	n/a
—Expected volatility - PRSUs	50.8%	40.4%
—Expected option life for SARs (years)	6.0	6.0
—Expected option life for share options (years)	6.0	6.0
—Expected option life for premium-priced options (years)	6.0	n/a
—Risk-free interest rate:
SARs	0.95%	1.25%
Share options	0.95%	1.33%
Premium-priced options	0.95%	n/a
PRSUs	0.27%	1.29%

15. Equity
Movements in the Company’s number of shares in issue for the three months ended April 3, 2021 and March 28, 2020, respectively, were as follows:

	Three months ended
(number of shares)	April 3, 2021	March 28, 2020
Balance as of the beginning of the period	290,853,067	290,157,299
Exercise of share options	216,006	318,607
Vesting of restricted stock units, net of withholding taxes	529,909	190,632
Balance as of the end of the period	291,598,982	290,666,538
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

16. Analysis of accumulated other comprehensive loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 2, 2021	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)
Foreign currency translation	—	(39.8)	—	(39.8)	(10.0)	(49.8)
Cash flow hedges movements	—	—	12.1	12.1	—	12.1
Other comprehensive (loss) income	—	(39.8)	12.1	(27.7)	(10.0)	(37.7)
As of April 3, 2021	$14.9	$(810.0)	$(38.0)	$(833.1)	$(28.1)	$(861.2)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	1.2	(196.8)	—	(195.6)	(7.4)	(203.0)
Cash flow hedges movements	—	—	(11.7)	(11.7)	—	(11.7)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	1.1	(196.8)	(11.7)	(207.4)	(7.4)	(214.8)
As of March 28, 2020	$(8.2)	$(1,009.1)	$(48.5)	$(1,065.8)	$(53.4)	$(1,119.2)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three months ended April 3, 2021, Gates incurred $0 million, compared to $1.7 million during the prior year period, in respect of these oversight services and out-of-pocket expenses, of which there was no amount owing at April 3, 2021 or January 2, 2021.
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
In connection with the extension of the maturity of our Dollar Term Loan during February 2021, Blackstone Securities Partners L.P. and Blackstone Alternative Credit Advisors LP, both affiliates of Blackstone, received arrangement fees of $0.3 million and was an initial lender of $6.9 million of the Dollar Term Loan, respectively.

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Sales	$0.1	$0.3
Purchases	$(4.4)	$(3.6)
Amounts outstanding in respect of these transactions were payables of $0.3 million as of April 3, 2021, compared to $0.6 million as of January 2, 2021. During the three months ended April 3, 2021 and the three months ended March 28, 2020, we received dividends of $0 from our equity method investees.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Sales	$16.6	$12.5
Purchases	$(5.6)	$(5.1)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of April 3, 2021	As of January 2, 2021
Receivables	$6.2	$0.4
Payables	$(4.4)	$(4.5)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of April 3, 2021, letters of credit totaling $28.2 million were outstanding against the asset-backed revolving facility, compared to $28.5 million as of January 2, 2021. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $6.3 million, compared to $6.0 million as of January 2, 2021.
B. Contingencies
Gates is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business. Gates is also, from time to time, party to legal proceedings and claims in respect of environmental obligations, product liability, intellectual property, commercial and contractual disputes, employment matters and other matters which arise in the ordinary course of business and against which management believes Gates has meritorious defenses available. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued.
While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect Gates’ financial position, results of operations or cash flows.

C. Warranties
The following summarizes the movements in the warranty liability for the three months ended April 3, 2021 and March 28, 2020, respectively:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Balance as of the beginning of the period	$19.8	$17.7
Charge for the period	2.5	4.2
Payments made	(2.4)	(2.6)
Released during the period	(0.5)	(0.8)
Foreign currency translation	—	(0.2)
Balance as of the end of the period	$19.4	$18.3

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” above and Part I, Item 1A. “Risk Factors” in our annual report.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, which include industrial off-highway, industrial on-highway, mobility & recreation, diversified industrial, energy & resources and automotive. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built for over a century since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in a natural replacement cycle that drives high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
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
During the three months ended April 3, 2021, sales into replacement channels accounted for approximately 61% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended April 3, 2021, sales into first-fit channels accounted for approximately 39% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales. First-fit automotive sales in developed markets represented approximately 6% of our total net sales for the three months ended April 3, 2021, with first-fit automotive sales in North America contributing less than 3% of total net sales. As a result of the foregoing factors, we do not believe that our historical consolidated net sales have had any meaningful correlation to global automotive production but are positively correlated to industrial production.

We continue to make progress on our restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs and, to a lesser degree, streamlining our selling, general and administrative (“SG&A”) back-office functions. We anticipate that most of the costs associated with these actions will be incurred during 2021 and 2022. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in prior periods.
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued into 2021, although to a lessening degree as it impacts our business. We continue to prioritize the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
We are adhering to local government mandates and guidance provided by health authorities and continue to implement quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, and mandatory temperature monitoring at our facilities. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
Our operations are supported largely by local supply chains. Where necessary, we have taken steps to qualify additional suppliers to ensure we are able to maintain continuity of supply. Although we have not experienced any significant disruptions to date, certain Gates suppliers have, or may in the future, temporarily close operations, delay order fulfillment or limit production due to the pandemic. Continued disruptions, shipping delays or insolvency of key vendors in our supply chain could make it difficult or more costly for us to obtain the raw materials or other inputs we need for our operations, or to deliver products to our customers.
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. Although all of our facilities are currently operational, we may experience production disruptions where plants are temporarily closed by government mandates, which could place constraints on our ability to produce our products and meet customer demand or increase our costs.
As shelter-in-place requirements eased in various jurisdictions, we saw sequential quarterly improvements in the second half of 2020 and this has continued into 2021. We expect the pace of these improvements to slow as the global economy continues to normalize. During this crisis, we have maintained our ability to respond to demand improvements, and while we have limited new capital expenditures, we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $417.7 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $447.4 million as of April 3, 2021. In addition, our business also has a demonstrated ability to generate free cash flow even in challenging environments.
As a result of the evolving impact of the pandemic and continuing measures being taken around the world to combat its spread, there may be ongoing implications for our business which may vary from time to time, and the impact of the pandemic on Gates’ operations may continue to be material.

Results for the three months ended April 3, 2021 compared to the results for the three months ended March 28, 2020
Summary Gates Performance

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net sales	$881.3	$710.1
Cost of sales	535.8	454.3
Gross profit	345.5	255.8
Selling, general and administrative expenses	211.6	193.4
Transaction-related expenses (income)	2.4	(0.2)
Restructuring expenses	2.9	1.9
Other operating expenses	—	2.3
Operating income from continuing operations	128.6	58.4
Interest expense	34.4	36.7
Other income	(1.2)	(2.1)
Income from continuing operations before taxes	95.4	23.8
Income tax expense (benefit)	18.9	(16.1)
Net income from continuing operations	$76.5	$39.9

Adjusted EBITDA(1)	$196.3	$120.8
Adjusted EBITDA margin	22.3%	17.0%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended April 3, 2021 were $881.3 million, compared to $710.1 million during the prior year period, an increase of 24.1%, or $171.2 million. Our net sales for the three months ended April 3, 2021 were positively impacted by movements in average currency exchange rates of $22.4 million compared to the prior year period, due principally to the weakening of the U.S. dollar against a number of currencies, primarily the Euro and the Chinese Renminbi. Excluding this impact, core sales increased by $148.8 million, or 21.0%, during the three months ended April 3, 2021 compared to the prior year period, driven almost exclusively by higher volumes.
Core sales in our Power Transmission and Fluid Power businesses increased by 23.1% and 17.5%, respectively, for the three months ended April 3, 2021 compared to the prior year period. These increases came from double-digit sales increases to both our industrial and automotive customers, and in every region, due to continued recovery in global demand and the initial impact on our operations in the prior year period from the COVID-19 pandemic, primarily in Greater China, which experienced approximately three weeks of production shutdown as a result of measures taken there in early 2020 in response to the pandemic. These improvements were concentrated primarily in sales to industrial customers, with industrial first-fit and industrial replacement sales during the three months ended April 3, 2021 increasing by 34.8% and 20.5%, respectively, compared to the prior year period. During the three months ended April 3, 2021, sales in North America grew by 12.1%, driven by a 15.5% increase in sales to our industrial customers, led by the diversified industrial and off-highway end markets. Greater China’s sales grew by 72.0% compared to the prior year period, with sales to most channels at least doubling compared to the weak prior year period, concentrated in the automotive and diversified industrial end markets. Globally, these end markets also drove the majority of our growth during the three months ended April 3, 2021, compared to the prior year period, increasing by 18.4% and 32.8%, respectively, offset slightly by a decline in sales in the energy & resources end market, our smallest end market.
Cost of sales
Cost of sales for the three months ended April 3, 2021 was $535.8 million, compared to $454.3 million for the prior year period, an increase of 17.9%, or $81.5 million. Higher volumes contributed $90.3 million of the increase, while unfavorable movements in average currency exchange rates contributed another $13.1 million. These increases were offset primarily by $28.6 million from improved manufacturing performance driven primarily by the higher absorption of fixed costs on higher production volumes.

Gross profit
As a result of the factors described above, gross profit for the three months ended April 3, 2021 was $345.5 million, compared to $255.8 million for the prior year period, an increase of 35.1% or $89.7 million. Our gross profit margin accordingly improved by 320 basis points to 39.2% for the three months ended April 3, 2021, up from 36.0% for the prior year period.
Selling, general and administrative expenses
SG&A expenses for the three months ended April 3, 2021 were $211.6 million compared to $193.4 million for the prior year period. This increase of $18.2 million was driven primarily by higher labor and benefits of $5.6 million, and the benefit in the prior year period of $4.5 million from favorable legal settlements. The remainder of the increase was attributable primarily to unfavorable movements in average currency exchange rates and volume increases, each contributing approximately $4 million to the increase in the current year period compared to the prior year period.
Transaction-related expenses (income)
Transaction-related expenses for the three months ended April 3, 2021 were $2.4 million compared to an income of $0.2 million for the prior year period. Net expenses for the three months ended April 3, 2021 related primarily to the Dollar Term Loan amendments completed in February 2021 and certain other corporate transactions.
Restructuring expenses
As described further under the “Business Trends” section above, we continue to make progress on our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and to streamline our SG&A back-office functions.
Restructuring expenses of $2.9 million were recognized during the three months ended April 3, 2021, including $1.2 million related to our European reorganization, involving office and distribution center closures or downsizings and the implementation of a regional shared service center, $0.9 million related to the optimization of our Middle East business, and $0.8 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea. Restructuring expenses of $1.9 million were recognized during the prior year period, relating primarily to the closure of two North American manufacturing facilities and reductions in workforce, primarily in the U.S. and Asia.
Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Debt:
Dollar Term Loan	$17.0	$18.8
Euro Term Loan	6.3	5.7
Dollar Senior Notes	9.0	8.8
	32.3	33.3
Amortization of deferred issuance costs	1.3	2.4
Other interest expense	0.8	1.0
	$34.4	$36.7
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended April 3, 2021 decreased when compared to the equivalent prior year period due primarily to the lower interest rates applicable on the floating rate Dollar Term Loan.

Other income
Our other income were as follows:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Interest income on bank deposits	$(1.0)	$(2.0)
Foreign currency loss on net debt and hedging instruments	1.1	0.3
Net adjustments related to post-retirement benefits	(1.2)	(0.5)
Other	(0.1)	0.1
	$(1.2)	$(2.1)
Other income for the three months ended April 3, 2021 was $1.2 million, compared to an income of $2.1 million in the prior year period. This change was driven primarily by lower interest income on bank deposits due to a combination of lower interest rates and a lower average cash balance on hand during the three months ended April 3, 2021 compared to the prior year period, as well as the impact on our net debt of movements in the Euro relative to the U.S. dollar. These impacts were offset partially by the higher expected returns on post-retirement benefit plan assets based on the most recent actuarial valuations.
Income tax expense (benefit)
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 3, 2021, we had an income tax expense of $18.9 million on pre-tax income of $95.4 million, which resulted in an effective tax rate of 19.8%, compared to an income tax benefit of $16.1 million on pre-tax income of $23.8 million, which resulted in an effective tax rate of (67.6)% for the three months ended March 28, 2020.
The increase in the effective tax rate for the three months ended April 3, 2021 compared to the prior year period was primarily due to the recognition in the prior year of net discrete tax benefits totaling $21.6 million related to audit resolutions and tax law changes.
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
Adjusted EBITDA
Adjusted EBITDA for the three months ended April 3, 2021 was $196.3 million, compared to $120.8 million for the prior year period, an increase of 62.5% or $75.5 million. Adjusted EBITDA margin was 22.3% for the three months ended April 3, 2021, a 530 basis point increase from the prior year period margin of 17.0%. The increase in Adjusted EBITDA was driven primarily by increased gross profit of $89.7 million, which was the result of higher volumes and the improved manufacturing performance as described above. Partially offsetting this increase were higher SG&A expenses as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”

Analysis by Operating Segment
Power Transmission (63.5% of Gates’ net sales for the three months ended April 3, 2021)

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020	Period over Period Change
Net sales	$559.5	$441.2	26.8%
Adjusted EBITDA	$132.7	$79.5	66.9%
Adjusted EBITDA margin	23.7%	18.0%
Net sales in Power Transmission for the three months ended April 3, 2021 were $559.5 million, compared to $441.2 million for the prior year period, an increase of 26.8%, or $118.3 million. Excluding the positive impact of movements in average currency exchange rates of $16.6 million, core sales increased by 23.1%, or $101.7 million, compared to the prior year period, driven almost exclusively by higher sales volumes.
Power Transmission’s core sales grew by double digits across all channels but were driven primarily by higher sales to industrial first-fit and automotive replacement customers, which increased by 50.9% and 19.3%, respectively, during the three months ended April 3, 2021 compared to the prior year period. The industrial sales growth was focused in the diversified industrial end market, particularly in North America. Sales in Greater China increased by 71.8% during the three months ended April 3, 2021 compared to the prior year period, also driven by the diversified industrial and automotive end markets, primarily as a result of the weak demand in the prior year period resulting from widespread shutdowns due to the measures put in place in response to the COVID-19 pandemic.
Power Transmission Adjusted EBITDA for the three months ended April 3, 2021 was $132.7 million, compared to $79.5 million for the prior year period, an increase of 66.9% or $53.2 million. This increase was driven by higher volumes and improved manufacturing performance, which resulted in increases in Adjusted EBITDA of $37.4 million and $17.5 million, respectively. As a result, Adjusted EBITDA margin for the three months ended April 3, 2021 was 23.7%, a 570 basis point increase from the prior year period Adjusted EBITDA margin of 18.0%.
Fluid Power (36.5% of Gates’ net sales for the three months ended April 3, 2021)

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020	Period over Period Change
Net sales	$321.8	$268.9	19.7%
Adjusted EBITDA	$63.6	$41.3	54.0%
Adjusted EBITDA margin	19.8%	15.4%
Net sales in Fluid Power for the three months ended April 3, 2021 were $321.8 million, compared to $268.9 million for the prior year period, an increase of 19.7%, or $52.9 million. Excluding the positive impact of movements in average currency exchange rates of $5.8 million, core sales increased by 17.5%, or $47.1 million, compared to the prior year period, driven almost exclusively by higher volumes.
Fluid Power’s core sales increase in the three months ended April 3, 2021 was driven primarily by higher sales to industrial first-fit and industrial replacement customers, which increased by 23.9% and 17.5%, respectively, compared to the prior year period. Industrial sales into the off-highway end market (primarily in Greater China and EMEA) and the diversified industrial end market (primarily in North America) drove the majority of this growth, increasing globally by 25.4% and 32.3%, respectively, during the three months ended April 3, 2021, compared to the prior year period.
Fluid Power Adjusted EBITDA for the three months ended April 3, 2021 was $63.6 million, compared to $41.3 million for the prior year period, an increase of 54.0%, or $22.3 million. The increase in Adjusted EBITDA was driven primarily by higher volumes of $15.7 million and an improved manufacturing performance of $11.1 million. The Adjusted EBITDA margin consequently increased by 440 basis points compared to the prior year period.

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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not have any meaningful debt maturities until 2024 and we do not currently expect to need to draw down under our committed lines of credit in the foreseeable future. We therefore believe that as of April 3, 2021, we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Three months ended April 3, 2021 compared to the three months ended March 28, 2020
Cash used in operations was $24.0 million during the three months ended April 3, 2021 compared to cash provided by operations of $31.1 million during the prior year. This decrease was driven primarily by an increase in trade working capital of $88.7 million more than in the prior year period, offset partially by a higher operating performance during the current year period.
Net cash used in investing activities during the three months ended April 3, 2021 was $29.2 million, compared to $24.6 million in the prior year. This increase was driven primarily by higher capital expenditures, which increased by $5.3 million from $14.9 million in the prior year to $20.2 million in the three months ended April 3, 2021.
Net cash used in financing activities was $15.1 million during the three months ended April 3, 2021, compared to $2.9 million in the prior year. This higher cash outflow was driven primarily by the $7.8 million of costs related to the amendments made to the credit agreement during February 2021.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of April 3, 2021	As of January 2, 2021	As of April 3, 2021	As of January 2, 2021
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,091.2	$2,131.2	$2,118.6	$2,152.6
—Unsecured
Senior Notes (U.S. dollar)	568.8	577.3	568.0	568.0
Other debt	0.1	0.2	0.1	0.2
	$2,660.1	$2,708.7	$2,686.7	$2,720.8
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan matures on March 31, 2024. During February 2021, we made amendments to the credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with this transaction, we paid accrued interest up to the date of the amendment of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.75%, and as of April 3, 2021, borrowings under this facility bore interest at a rate of 3.50% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month.
As of April 3, 2021, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain prepayments with the balance payable on maturity. During the three months ended April 3, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $3.5 million and $1.9 million, respectively. During the three months ended March 28, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $4.3 million and $1.8 million, respectively.
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

During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gains were recognized in OCI.

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Gain recognized in statement of operations	$22.1	$4.9
Gain recognized in OCI	6.7	1.5
Total gain	$28.8	$6.4
The above net foreign exchange gains recognized in the other income line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of April 3, 2021, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
Upon the occurrence of a change of control or a certain qualifying asset sale, the holders of the notes will have the right to require us to make an offer to repurchase each holder’s notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
Revolving Credit Facility
We also have a secured revolving credit facility, maturing on January 29, 2023, that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million, with a letter of credit sub-facility of $20.0 million.
As of both April 3, 2021 and January 2, 2021, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-Backed Revolver
We have a revolving credit facility, maturing on January 29, 2023, backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($260.9 million as of April 3, 2021, compared to $230.2 million as of January 2, 2021, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum.

As of both April 3, 2021 and January 2, 2021, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $28.2 million and $28.5 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended April 3, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 72% of our net sales and 66% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of April 3, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 57% of our total assets and approximately 24% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the three months ended April 3, 2021, our net debt increased by $39.9 million from $2,199.4 million as of January 2, 2021 to $2,239.3 million as of April 3, 2021. Excluding changes in foreign currency exchange rates, the increase in net debt during the three months ended April 3, 2021 was driven primarily by the decrease in cash, a function of cash used in operating activities of $24.0 million and capital expenditures of $20.2 million, net cash paid under corporate-owned life insurance policies of $9.2 million, and debt issuance costs of $7.8 million paid in respect of the amendments to the credit agreement in February 2021.
Partially offsetting this increase in net debt were movements in foreign currency exchange rates, which had a favorable net impact of $23.0 million on net debt during the three months ended April 3, 2021, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.
Borrowing Headroom
As of April 3, 2021, our asset-backed revolving credit facility had a borrowing base of $260.9 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $28.2 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $417.7 million, in addition to cash balances of $447.4 million.
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
•transaction-related expenses (income) incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•restructuring expenses, including severance-related expenses; and
•fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. In particular, we exclude the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the underlying performance of our businesses. During the periods presented, we excluded restructuring expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; and fees paid to our private equity sponsor.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net income from continuing operations	$76.5	$39.9
Income tax expense (benefit)	18.9	(16.1)
Net interest and other expenses	33.2	34.6
Depreciation and amortization	55.8	54.9
EBITDA	184.4	113.3
Transaction-related expenses (income)	2.4	(0.2)
Restructuring expenses	2.9	1.9
Share-based compensation expense	6.3	2.9
Sponsor fees (included in other operating expense)	—	1.7
Severance expenses (included in cost of sales)	—	0.1
Severance expenses (included in SG&A)	0.3	0.5
Other items not directly related to current operations	—	0.6
Adjusted EBITDA	$196.3	$120.8
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	April 3, 2021	March 28, 2020
Net sales	$881.3	$710.1
Adjusted EBITDA	$196.3	$120.8
Adjusted EBITDA margin	22.3%	17.0%
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

	Three months ended April 3, 2021
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended April 3, 2021	$559.5	$321.8	$881.3
Impact on net sales of movements in currency rates	(16.6)	(5.8)	(22.4)
Core revenue for the year ended April 3, 2021	$542.9	$316.0	$858.9

Net sales for the year ended March 28, 2020	441.2	268.9	710.1
Increase in net sales on a core basis (core revenue)	$101.7	$47.1	$148.8

Core revenue growth	23.1%	17.5%	21.0%

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
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of April 3, 2021	As of January 2, 2021
Principal amount of debt	$2,686.7	$2,720.8
Less: Cash and cash equivalents	(447.4)	(521.4)
Net debt	$2,239.3	$2,199.4
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of April 3, 2021	As of January 2, 2021
Principal amount of debt	$2,686.7	$2,720.8
Accrued interest	8.7	17.3
Deferred issuance costs	(35.3)	(29.4)
Carrying amount of debt	$2,660.1	$2,708.7
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
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $11.1 million due by Gates Global LLC and its subsidiaries to indirect parent entities of Gates Global LLC as of April 3, 2021 (compared to a receivable of $0.6 million due to Gates Global LLC and its subsidiaries as of January 2, 2021) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $4.5 million and $4.2 million as of April 3, 2021 and January 2, 2021, respectively.

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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of April 3, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 5: Other Information
On May 6, 2021, Mr. Roger Gaston, Executive Vice President and Chief Human Resources Officer of the Company, notified the Company of his decision to retire, effective June 2, 2021. In connection with his retirement, on May 7, 2021, the Company entered into a Retirement, Transition and Consulting Agreement (the “Consulting Agreement”) with Mr. Gaston, pursuant to which he will provide consultation to the Chief Executive Officer regarding the Company, its human capital related strategic business plans, the transition of duties to ensure continuity in the human resources function, and certain other matters as reasonably requested, from his retirement date until May 31, 2022. In exchange for these consulting services, the Company will pay Mr. Gaston a consulting fee of $10,000 per month, plus reimbursement of expenses. Mr. Gaston’s outstanding equity awards will continue to remain outstanding and vest in accordance with the terms of the original award agreements during the term of the Consulting Agreement.
The foregoing description of the Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, which is filed as Exhibit 10.2 to this report and incorporated by reference herein.

Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2
Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019 (incorporated by reference from Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.1
Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, and Amendment No. 3 thereto, dated as of January 24, 2018) among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 1, 2021)

10.2	Retirement, Transition and Consulting Agreement, effective May 7, 2021, between the Company and Mr. Gaston*†
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended April 3, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended April 3, 2021 and March 28, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2021 and March 28, 2020, (iii) Condensed Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended months ended April 3, 2021 and March 28, 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: May 11, 2021