Form 10-Q
period 2021-10-02
Gates Industrial Corp plc
filed 2021-11-08
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 5, 2021, there were 291,935,207 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: conditions in the global and regional economy and the major end markets we serve; severe disruptions in the global economy due to the coronavirus (“COVID-19”) pandemic and uncertainty regarding recovery from the pandemic; economic, political and other risks associated with international operations; availability of raw materials at favorable prices and in sufficient quantities; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; exchange rate fluctuations in the international markets; terrorist acts, conflicts and wars; competition in all areas of our business; pricing pressures from our customers; continued operation of our manufacturing facilities; our ability to forecast demand or meet significant increases in demand; our ability to maintain and enhance our strong brand; market acceptance of new product introductions and product innovations; our cost-reduction actions; longer lives of products used in our end markets may affect demand for some of our replacement markets; development of the replacement market in emerging markets may limit our ability to grow; our ability to successfully integrate acquired businesses or assets; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; insurance coverage of future losses we may incur; losses to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events; loss or financial instability of any significant customer; litigation, legal or regulatory proceedings brought against us; infringement on the intellectual property of others; failure to adequately protect or enforce of our intellectual property rights against counterfeiting activities; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; recalls, product liability claims or product warranties claims; failure to comply with anti-corruption laws and other laws governing our international operations; existing or new laws and regulations that may prohibit, restrict or burden the sale of aftermarket products; environmental, health and safety laws and regulations that may impact the sale of our products; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crime; highly complex and rapidly evolving global privacy, data protection and data security requirements may increase our costs; failure of information systems; loss of senior management or key personnel; work stoppages and other labor matters; we may be required to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage; and the significant influence of our majority shareholders, affiliates of Blackstone Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:
•“Gates,” the “Company,” “we,” “us” and “our” refer, to Gates Industrial Corporation plc and its consolidated subsidiaries; and
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$862.4	$712.2	$2,658.8	$1,998.8
Cost of sales	521.7	438.6	1,605.9	1,265.9
Gross profit	340.7	273.6	1,052.9	732.9
Selling, general and administrative expenses	217.4	195.4	643.2	571.7
Transaction-related expenses	0.2	5.4	2.8	5.2
Asset impairments	—	1.4	—	5.1
Restructuring expenses	1.9	7.3	8.5	26.4
Other operating (income) expenses	(9.3)	0.2	(9.8)	(1.2)
Operating income from continuing operations	130.5	63.9	408.2	125.7
Interest expense	33.1	38.3	100.8	109.3
Other expenses (income)	1.9	(4.1)	(0.5)	(9.9)
Income from continuing operations before taxes	95.5	29.7	307.9	26.3
Income tax expense (benefit)	17.3	(16.0)	47.8	(31.5)
Net income from continuing operations	78.2	45.7	260.1	57.8
Loss (gain) on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.2	0.1	(0.1)	0.3
Net income	78.0	45.6	260.2	57.5
Less: non-controlling interests	7.8	3.7	25.8	2.4
Net income attributable to shareholders	$70.2	$41.9	$234.4	$55.1

Earnings per share
Basic
Earnings per share from continuing operations	$0.24	$0.14	$0.80	$0.19
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.24	$0.14	$0.80	$0.19

Diluted
Earnings per share from continuing operations	$0.23	$0.14	$0.79	$0.19
Loss per share from discontinued operations	—	—	—	—
Earnings per share	$0.23	$0.14	$0.79	$0.19
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$78.0	$45.6	$260.2	$57.5
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax expense, respectively, of $0, $0.1, $0 and $0.1	(57.5)	80.5	(92.9)	(80.3)
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0, $0, $0 and $0	9.7	(15.7)	25.2	(17.5)
Total foreign currency translation movements	(47.8)	64.8	(67.7)	(97.8)
Cash flow hedges (Interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit (expense), respectively, of $0, $0.5, $(1.5) and $4.2	(0.2)	(3.3)	4.4	(26.1)
—Reclassification to net income, net of tax expense, respectively, of $(1.3), $0, $(4.0) and $0	4.1	4.5	12.1	8.1
Total cash flow hedges movements	3.9	1.2	16.5	(18.0)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0, $0, $0 and $0.1	—	—	—	(0.1)
Total post-retirement benefits movements	—	—	—	(0.1)
Other comprehensive (loss) income	(43.9)	66.0	(51.2)	(115.9)
Comprehensive income (loss) for the period	$34.1	$111.6	$209.0	$(58.4)

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$26.9	$95.9	$190.3	$(68.5)
—(Loss) income arising from discontinued operations	(0.2)	(0.1)	0.1	(0.3)
	26.7	95.8	190.4	(68.8)
Comprehensive income attributable to non-controlling interests	7.4	15.8	18.6	10.4
	$34.1	$111.6	$209.0	$(58.4)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of October 2, 2021	As of January 2, 2021
Assets
Current assets
Cash and cash equivalents	$540.6	$521.4
Trade accounts receivable, net	809.3	695.0
Inventories	650.5	508.2
Taxes receivable	39.4	28.6
Prepaid expenses and other assets	183.2	153.4
Total current assets	2,223.0	1,906.6
Non-current assets
Property, plant and equipment, net	678.6	705.0
Goodwill	2,073.8	2,120.2
Pension surplus	70.9	69.3
Intangible assets, net	1,676.1	1,788.6
Right-of-use assets	126.6	120.9
Taxes receivable	14.8	26.5
Deferred income taxes	624.0	672.6
Other non-current assets	18.2	16.6
Total assets	$7,506.0	$7,426.3
Liabilities and equity
Current liabilities
Debt, current portion	$29.8	$42.7
Trade accounts payable	459.5	417.4
Taxes payable	51.4	14.0
Accrued expenses and other current liabilities	301.7	252.2
Total current liabilities	842.4	726.3
Non-current liabilities
Debt, less current portion	2,542.0	2,666.0
Post-retirement benefit obligations	131.2	142.5
Lease liabilities	118.2	113.6
Taxes payable	105.1	111.5
Deferred income taxes	302.8	360.4
Other non-current liabilities	62.8	121.0
Total liabilities	4,104.5	4,241.3
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 291,906,736 (January 2, 2021: authorized shares: 3,000,000,000; outstanding shares: 290,853,067)	2.9	2.9
—Additional paid-in capital	2,477.7	2,456.8
—Accumulated other comprehensive loss	(849.4)	(805.4)
—Retained earnings	1,385.8	1,151.4
Total shareholders’ equity	3,017.0	2,805.7
Non-controlling interests	384.5	379.3
Total equity	3,401.5	3,185.0
Total liabilities and equity	$7,506.0	$7,426.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020
Cash flows from operating activities
Net income	$260.2	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.4	163.2
Foreign exchange and other non-cash financing expenses	23.7	8.7
Share-based compensation expense	18.5	13.5
Decrease in post-employment benefit obligations, net	(11.9)	(8.1)
Deferred income taxes	(46.0)	(40.3)
Asset impairments	0.1	6.5
Other operating activities	5.6	6.9
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(123.9)	(24.5)
—Increase in inventories	(154.8)	(19.0)
—Increase (decrease) in accounts payable	49.8	(33.4)
—(Increase) decrease in prepaid expenses and other assets	(18.3)	2.7
—Increase (decrease) in taxes payable	35.1	(44.4)
—Increase in other liabilities	8.0	38.2
Net cash provided by operating activities	213.5	127.5
Cash flows from investing activities
Purchases of property, plant and equipment	(56.4)	(39.0)
Purchases of intangible assets	(7.6)	(6.6)
Cash paid under corporate-owned life insurance policies	(11.2)	(9.8)
Cash received under corporate-owned life insurance policies	2.4	1.5
Other investing activities	2.2	0.3
Net cash used in investing activities	(70.6)	(53.6)
Cash flows from financing activities
Issuance of shares	4.3	2.8
Payments of long-term debt	(85.7)	(18.6)
Debt issuance costs paid	(8.6)	(0.3)
Dividends paid to non-controlling interests	(13.5)	(13.5)
Other financing activities	(10.5)	(2.1)
Net cash used in financing activities	(114.0)	(31.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.7)	(4.1)
Net increase in cash and cash equivalents and restricted cash	19.2	38.1
Cash and cash equivalents and restricted cash at the beginning of the period	524.1	636.6
Cash and cash equivalents and restricted cash at the end of the period	$543.3	$674.7
Supplemental schedule of cash flow information
Interest paid	$100.7	$96.8
Income taxes paid	$58.7	$37.3
Accrued capital expenditures	$0.5	$1.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended October 2, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 3, 2021	$2.9	$2,471.2	$(805.9)	$1,315.6	$2,983.8	$380.2	$3,364.0

Net income	—	—	—	70.2	70.2	7.8	78.0
Other comprehensive loss	—	—	(43.5)	—	(43.5)	(0.4)	(43.9)
Total comprehensive (loss) income	—	—	(43.5)	70.2	26.7	7.4	34.1
Other changes in equity:
—Issuance of shares	—	0.6	—	—	0.6	—	0.6
—Share-based compensation	—	5.9	—	—	5.9	0.1	6.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(3.2)	(3.2)
As of October 2, 2021	$2.9	$2,477.7	$(849.4)	$1,385.8	$3,017.0	$384.5	$3,401.5

	Three months ended September 26, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 27, 2020	$2.9	$2,445.4	$(1,036.2)	$1,085.2	$2,497.3	$344.4	$2,841.7

Net loss	—	—	—	41.9	41.9	3.7	45.6
Other comprehensive income	—	—	53.9	—	53.9	12.1	66.0
Total comprehensive income	—	—	53.9	41.9	95.8	15.8	111.6
Other changes in equity:
—Issuance of shares	—	0.1	—	—	0.1	—	0.1
—Share-based compensation	—	5.3	—	—	5.3	0.1	5.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
As of September 26, 2020	$2.9	$2,450.8	$(982.3)	$1,127.1	$2,598.5	$356.7	$2,955.2

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Continued)

	Nine months ended October 2, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 2, 2021	$2.9	$2,456.8	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0

Net income	—	—	—	234.4	234.4	25.8	260.2
Other comprehensive loss	—	—	(44.0)	—	(44.0)	(7.2)	(51.2)
Total comprehensive (loss) income	—	—	(44.0)	234.4	190.4	18.6	209.0
Other changes in equity:
—Issuance of shares	—	3.6	—	—	3.6	—	3.6
—Share-based compensation	—	17.3	—	—	17.3	0.1	17.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.5)	(13.5)
As of October 2, 2021	$2.9	$2,477.7	$(849.4)	$1,385.8	$3,017.0	$384.5	$3,401.5

	Nine months ended September 26, 2020

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)	$1,072.0	$2,651.0	$359.7	$3,010.7

Net income	—	—	—	55.1	55.1	2.4	57.5
Other comprehensive (loss) income	—	—	(123.9)	—	(123.9)	8.0	(115.9)
Total comprehensive (loss) income	—	—	(123.9)	55.1	(68.8)	10.4	(58.4)
Other changes in equity:
—Issuance of shares	—	2.6	—	—	2.6	—	2.6
—Share-based compensation	—	13.7	—	—	13.7	0.1	13.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.5)	(13.5)
As of September 26, 2020	$2.9	$2,450.8	$(982.3)	$1,127.1	$2,598.5	$356.7	$2,955.2
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of October 2, 2021 and January 2, 2021 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from July 4, 2021 to October 2, 2021, with comparative information for the 91 day period from June 28, 2020 to September 26, 2020 and for the 273 day period from January 3, 2021 to October 2, 2021, with comparative information for the 273 day period from December 29, 2019 to September 26, 2020.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of October 2, 2021 and the results of its operations and cash flows for the periods ended October 2, 2021 and September 26, 2020. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”) pandemic. While we have generally seen a rebound in demand from the pandemic-induced declines of 2020, the evolving impact of the pandemic, including the emergence of variants, and continuing measures being taken around the world to combat its spread, may create ongoing implications for our business which may vary from time to time, and some of these impacts may be material but cannot be reasonably estimated at this time.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 2, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and, except as noted below, have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended January 2, 2021. The condensed consolidated balance sheet as of January 2, 2021 has been derived from those audited financial statements.

During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of October 2, 2021, collection of $66.7 million of our trade accounts receivable had been accelerated under this program. During the three and nine months ended October 2, 2021, we incurred costs in respect of this program of $0.4 million and $0.6 million, respectively, which are recorded under other expenses (income).
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

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Power Transmission	$549.4	$469.2	$1,697.5	$1,280.4
Fluid Power	313.0	243.0	961.3	718.4
Continuing operations	$862.4	$712.2	$2,658.8	$1,998.8
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	October 2, 2021		September 26, 2020
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$157.3	$157.1	$138.1	$126.1
North America, excluding U.S.	44.7	49.1	40.3	37.0
United Kingdom (“U.K.”)	12.4	13.4	12.3	7.6
EMEA(1), excluding U.K.	157.0	50.2	130.4	35.3
East Asia and India	75.4	22.2	60.3	15.2
Greater China	83.0	10.4	74.4	14.7
South America	19.6	10.6	13.4	7.1
Net sales	$549.4	$313.0	$469.2	$243.0

	Nine months ended
	October 2, 2021		September 26, 2020
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$475.0	$467.5	$397.3	$378.3
North America, excluding U.S.	137.5	150.0	104.4	105.9
U.K.	38.0	43.5	29.7	17.9
EMEA(1), excluding U.K.	500.7	151.0	352.2	111.0
East Asia and India	235.5	66.1	173.6	42.3
Greater China	255.9	55.2	188.0	45.2
South America	54.9	28.0	35.2	17.8
Net sales	$1,697.5	$961.3	$1,280.4	$718.4
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Developed	$554.2	$452.8	$1,700.0	$1,301.2
Emerging	308.2	259.4	958.8	697.6
Net sales	$862.4	$712.2	$2,658.8	$1,998.8

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
•    transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•    asset impairments;
•    restructuring expenses, including severance-related expenses; and
•    fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Power Transmission	$123.2	$99.3	$405.5	$236.5
Fluid Power	60.7	40.7	190.7	107.5
Continuing operations	$183.9	$140.0	$596.2	$344.0

Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income from continuing operations	$78.2	$45.7	$260.1	$57.8
Income tax expense (benefit)	17.3	(16.0)	47.8	(31.5)
Income from continuing operations before taxes	95.5	29.7	307.9	26.3
Interest expense	33.1	38.3	100.8	109.3
Other expenses (income)	1.9	(4.1)	(0.5)	(9.9)
Operating income from continuing operations	130.5	63.9	408.2	125.7
Depreciation and amortization	54.7	53.6	167.4	163.2
Transaction-related expenses (1)	0.2	5.4	2.8	5.2
Asset impairments	—	1.4	—	5.1
Restructuring expenses	1.9	7.3	8.5	26.4
Share-based compensation expense	5.7	4.9	18.5	13.5
Sponsor fees (included in other operating expense)	—	0.2	—	1.9
Inventory impairments (included in cost of sales)	—	—	0.1	1.4
Severance expenses (included in cost of sales)	—	0.3	—	0.9
Severance expenses (included in SG&A)	0.2	3.0	0.5	3.8
Other items not directly related to current operations (2)	(9.3)	—	(9.8)	(3.1)
Adjusted EBITDA	$183.9	$140.0	$596.2	$344.0
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    During the three and nine months ended October 2, 2021, we realized a net gain of $9.3 million related to the sale of a purchase option on a building that we lease in Europe.
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

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Restructuring expenses:
—Severance expenses	$0.1	$3.3	$1.0	$17.1
—Non-severance labor and benefit expenses	0.2	1.8	1.6	2.6
—Consulting expenses	0.4	0.3	1.9	1.2
—Other restructuring expenses	1.2	1.9	4.0	5.5
	1.9	7.3	8.5	26.4
Restructuring expenses in asset impairments:
—Impairment of fixed assets	—	1.4	—	5.1

Restructuring expenses in cost of sales:
—Impairment of inventory	—	—	0.1	1.4
Total restructuring expenses	$1.9	$8.7	$8.6	$32.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$—	$0.3	$—	$0.9
—Severance expenses included in SG&A	0.2	3.0	0.5	3.8
Total expenses related to other strategic initiatives	$0.2	$3.3	$0.5	$4.7
Restructuring and other strategic initiatives during the three and nine months ended October 2, 2021 included $0.8 million and $3.7 million, respectively, of primarily severance and other labor-related expenses related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, and $0.8 million and $2.3 million, respectively, of additional costs related to the closure in 2020 of a manufacturing facility in Korea. In addition, during the nine months ended October 2, 2021, we recognized $1.0 million of expenses related to the consolidation of certain of our Middle East businesses.
Expenses incurred in connection with our restructuring and other strategic initiatives during the three and nine months ended September 26, 2020 related primarily to the closure of a manufacturing facility in Korea, our European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, the closure of two North American manufacturing facilities, and reductions in workforce, primarily in North America. The closure of the Korean facility, the most significant restructuring activity during the prior year nine month period, resulted in an accrual for severance costs of $12.8 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million, included in the asset impairments line in the unaudited condensed consolidated statement of operations.

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Power Transmission	$1.5	$5.4	$6.1	$25.4
Fluid Power	0.4	3.3	2.5	7.5
Continuing operations	$1.9	$8.7	$8.6	$32.9
The following summarizes the reserve for restructuring expenses for the nine months ended October 2, 2021 and September 26, 2020, respectively:

	Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020
Balance as of the beginning of the period	$17.9	$2.9
Utilized during the period	(18.2)	(18.3)
Charge for the period	9.1	26.9
Released during the period	(0.6)	(0.5)
Foreign currency translation	(0.7)	0.4
Balance as of the end of the period	$7.5	$11.4
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
For the three months ended October 2, 2021, we had income tax expense of $17.3 million on pre-tax income of $95.5 million, which resulted in an effective tax rate of 18.1%, compared to an income tax benefit of $16.0 million on pre-tax income of $29.7 million, which resulted in an effective tax rate of (53.9)% for the three months ended September 26, 2020.
For the three months ended October 2, 2021, the effective tax rate was driven primarily by discrete tax benefits of $6.5 million related to deferred taxes on unremitted earnings of our subsidiaries and $2.6 million related to the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by a discrete tax expense of $2.3 million related to the sale of a purchase option on a building in Europe, and an unfavorable jurisdictional mix of taxable earnings. For the three months ended September 26, 2020, the effective tax rate was driven primarily by discrete benefits of $14.6 million related to changes in valuation allowance and tax laws and a favorable jurisdictional mix of taxable earnings.
For the nine months ended October 2, 2021, we had an income tax expense of $47.8 million on pre-tax income of $307.9 million, which resulted in an effective tax rate of 15.5%, compared to an income tax benefit of $31.5 million on pre-tax income of $26.3 million, which resulted in an effective tax rate of (119.8)% for the nine months ended September 26, 2020.
For the nine months ended October 2, 2021, the effective tax rate was driven primarily by the same factors as described above for the three month period and additional discrete benefits of $14.9 million recognized in prior periods related to changes in valuation allowance and tax laws. For the nine months ended September 26, 2020, the effective tax rate was driven primarily by $36.2 million of discrete tax benefits related to audit resolutions, changes in valuation allowance and tax laws, and a favorable jurisdictional mix of taxable earnings, offset partially by $19.6 million of non-operating costs for which no tax benefit was recognized.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended October 2, 2021, that it is more likely than not that deferred tax assets in the U.S. totaling $2.6 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income attributable to shareholders	$70.2	$41.9	$234.4	$55.1

Weighted average number of shares outstanding	291,863,482	290,769,392	291,575,929	290,634,292
Dilutive effect of share-based awards	7,819,807	1,672,207	5,624,154	1,249,143
Diluted weighted average number of shares outstanding	299,683,289	292,441,599	297,200,083	291,883,435

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	2,173,147	3,896,143	3,813,255	5,811,571

Basic earnings per share	$0.24	$0.14	$0.80	$0.19
Diluted earnings per share	$0.23	$0.14	$0.79	$0.19
7. Inventories

(dollars in millions)	As of October 2, 2021	As of January 2, 2021
Raw materials and supplies	$186.8	$135.1
Work in progress	44.6	34.3
Finished goods	419.1	338.8
Total inventories	$650.5	$508.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 2, 2021	$1,434.4	$685.8	$2,120.2
Foreign currency translation	(36.6)	(9.8)	(46.4)
As of October 2, 2021	$1,397.8	$676.0	$2,073.8

9. Intangible assets

	As of October 2, 2021			As of January 2, 2021
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,038.2	$(874.2)	$1,164.0	$2,073.0	$(796.9)	$1,276.1
—Technology	90.9	(89.2)	1.7	90.9	(88.5)	2.4
—Capitalized software	96.1	(55.1)	41.0	89.9	(49.2)	40.7
	2,225.2	(1,018.5)	1,206.7	2,253.8	(934.6)	1,319.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,738.6	$(1,062.5)	$1,676.1	$2,767.2	$(978.6)	$1,788.6
During the three months ended October 2, 2021, the amortization expense recognized in respect of intangible assets was $32.9 million, compared to $32.5 million for the three months ended September 26, 2020. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $11.3 million for the three months ended October 2, 2021, compared to an increase of $17.9 million for the three months ended September 26, 2020.
During the nine months ended October 2, 2021, the amortization expense recognized in respect of intangible assets was $99.5 million, compared to $96.4 million for the nine months ended September 26, 2020. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $20.6 million for the nine months ended October 2, 2021, compared to a decrease of $9.3 million for the nine months ended September 26, 2020.
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

The period end fair values of derivative financial instruments were as follows:

	As of October 2, 2021					As of January 2, 2021
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$—	$—	$(25.3)	$—	$(25.3)	$1.1	$—	$—	$(42.6)	$(41.5)
—Interest rate caps	—	—	(1.3)	(1.0)	(2.3)	—	—	(1.4)	(2.0)	(3.4)
—Interest rate swaps	—	1.8	(13.4)	(29.5)	(41.1)	—	—	(13.4)	(43.6)	(57.0)

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.0	—	(0.2)	—	1.8	0.6	—	(1.9)	—	(1.3)
	$2.0	$1.8	$(40.2)	$(30.5)	$(66.9)	$1.7	$—	$(16.7)	$(88.2)	$(103.2)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of October 2, 2021 and January 2, 2021, the notional principal amount of these contracts was $270.0 million, and they mature in March 2022. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net fair value gains (losses) recognized in OCI in relation to:
—Euro-denominated debt	$3.6	$(5.8)	$9.3	$(6.4)
—Designated cross currency swaps	6.1	(9.9)	15.9	(11.1)
Total net fair value gains (losses)	$9.7	$(15.7)	$25.2	$(17.5)
During the three and nine months ended October 2, 2021, a net gain of $0.4 million and $1.3 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $0.4 million and $3.3 million, respectively, during the three and nine months ended September 26, 2020.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of October 2, 2021 and January 2, 2021, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million which run from June 30, 2020 through June 30, 2025.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of both October 2, 2021 and January 2, 2021, the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Movement recognized in OCI in relation to:
—Fair value (loss) gain on cash flow hedges	$(0.2)	$(3.8)	$5.9	$(30.3)
—Amortization to net income of prior period fair value losses	4.5	4.3	13.4	4.3
—Deferred premium reclassified from OCI to net income	0.9	0.2	2.7	3.8
Total movement	$5.2	$0.7	$22.0	$(22.2)
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of October 2, 2021 and January 2, 2021, there were no outstanding currency swaps.
As of October 2, 2021, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $130.4 million, compared to $87.6 million as of January 2, 2021.
The fair value gains (losses) recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Fair value gains (losses) recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.1	$(1.3)	$3.1	$(1.8)
—Currency swaps recognized in other income	—	(0.6)	—	0.3
Total	$1.1	$(1.9)	$3.1	$(1.5)

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

The carrying amount and fair value of our debt are set out below:

	As of October 2, 2021		As of January 2, 2021
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$29.8	$29.5	$42.7	$42.3
Non-current	2,542.0	2,572.4	2,666.0	2,700.0
	$2,571.8	$2,601.9	$2,708.7	$2,742.3
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of October 2, 2021
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$3.8	$3.8
Derivative liabilities	$—	$(70.7)	$(70.7)

As of January 2, 2021
Equity investments	$2.1	$—	$2.1
Derivative assets	$—	$1.7	$1.7
Derivative liabilities	$—	$(104.9)	$(104.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during the three and nine months ended October 2, 2021. Impairments of property, plant and equipment of $1.4 million and $5.1 million were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea, for the three and nine months ended September 26, 2020, respectively.

12. Debt

(dollars in millions)	As of October 2, 2021	As of January 2, 2021
Secured debt:
—Dollar Term Loan	$1,367.1	$1,377.4
—Euro Term Loan	661.6	775.2
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	—	0.2
Total principal of debt	2,596.7	2,720.8
Deferred issuance costs	(33.2)	(29.4)
Accrued interest	8.3	17.3
Total carrying value of debt	2,571.8	2,708.7
Debt, current portion	29.8	42.7
Debt, less current portion	$2,542.0	$2,666.0
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan matures on March 31, 2024. During February 2021, we made amendments to the credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of October 2, 2021, borrowings under this facility bore interest at a rate of 3.25% per annum. This margin reflects the 0.25% reduction described above, as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times during the current quarter. The Dollar Term Loan interest rate is re-set on the last business day of each month.
As of October 2, 2021, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.

Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended October 2, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $10.3 million and $5.8 million, respectively. During the nine months ended September 26, 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.0 million and $5.5 million, respectively.
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
During the periods presented, foreign exchange gain (losses) were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain (losses) were recognized in OCI.

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gain (loss) recognized in statement of operations	$10.4	$(19.4)	$29.1	$(21.4)
Gain (loss) recognized in OCI	3.6	(5.8)	9.3	(6.4)
Total gain (loss)	$14.0	$(25.2)	$38.4	$(27.8)
The above net foreign exchange (losses) gains recognized in the other expenses (income) line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC (the term loan borrower and an indirect subsidiary of Gates Industrial Corporation plc) is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of October 2, 2021, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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

As of both October 2, 2021 and January 2, 2021, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility, maturing on January 29, 2023, backed by certain of our assets in North America. The facility allows for loans of up to a maximum of $325.0 million ($240.4 million as of October 2, 2021, compared to $230.2 million as of January 2, 2021, based on the values of the secured assets on those dates) with a letter of credit sub-facility of $150.0 million within this maximum.
As of both October 2, 2021 and January 2, 2021, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $29.4 million and $28.5 million, respectively.
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

Net periodic benefit (income) cost
The components of the net periodic benefit (income) cost for pensions and other post-retirement benefits were as follows:

	Three months ended October 2, 2021			Three months ended September 26, 2020
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.1	$—	$1.1	$1.3	$—	$1.3
Reported outside of operating income:
—Interest cost	3.3	0.3	3.6	4.6	0.5	5.1
—Expected return on plan assets	(4.8)	—	(4.8)	(5.6)	—	(5.6)
—Net amortization of prior period losses (gains)	0.4	(0.4)	—	0.3	(0.3)	—
—Settlements and curtailments	—	—	—	(0.9)	—	(0.9)
Net periodic benefit (income) cost	$—	$(0.1)	$(0.1)	$(0.3)	$0.2	$(0.1)

Contributions	$3.5	$0.8	$4.3	$3.6	$0.9	$4.5

	Nine months ended October 2, 2021			Nine months ended September 26, 2020
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$3.2	$—	$3.2	$4.1	$—	$4.1
Reported outside of operating income:
—Interest cost	10.1	0.9	11.0	13.7	1.3	15.0
—Expected return on plan assets	(14.5)	—	(14.5)	(16.5)	—	(16.5)
—Net amortization of prior period losses (gains)	1.1	(1.1)	—	0.8	(1.0)	(0.2)
—Settlements and curtailments	—	—	—	(0.9)	—	(0.9)
Net periodic (income) benefit cost	$(0.1)	$(0.2)	$(0.3)	$1.2	$0.3	$1.5

Contributions	$8.6	$3.1	$11.7	$6.8	$3.0	$9.8
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended October 2, 2021, we recognized a charge of $5.7 million and $18.5 million, respectively, compared to $4.9 million and $13.5 million, respectively, in the prior year periods.

Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by our majority owners, who are various investment funds managed by affiliates of Blackstone Inc. (“Blackstone” or our “Sponsor”), at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Nine months ended October 2, 2021
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	3,165,482	$6.93
—Tier II	2014 Plan	3,779,467	$6.89
—Tier III	2014 Plan	3,779,467	$6.89
—Tier IV	2014 Plan	3,779,467	$10.34
—SARs	Both plans	841,811	$9.00
—Share options	2018 Plan	2,565,066	$14.75
—Premium-priced options	2018 Plan	796,460	$19.00
		18,707,220	$9.28
Granted during the period:
—SARs	2018 Plan	36,360	$15.00
—Share options	2018 Plan	925,024	$15.00
—Premium-priced options	2018 Plan	39,009	$16.50
		1,000,393	$15.06
Forfeited during the period:
—Tier I	2014 Plan	(10,343)	$7.87
—Tier II	2014 Plan	(113,926)	$6.86
—Tier III	2014 Plan	(113,926)	$6.86
—Tier IV	2014 Plan	(113,926)	$10.28
—Share options	2018 Plan	(118,582)	$14.25
		(470,703)	$9.57
Exercised during the period:
—Tier I	2014 Plan	(386,635)	$6.84
—SARs	Both Plans	(47,730)	$7.97
—Share options	2018 Plan	(109,604)	$14.70
		(543,969)	$8.53
Outstanding at the end of the period:
—Tier I	2014 Plan	2,768,504	$6.94
—Tier II	2014 Plan	3,665,541	$6.89
—Tier III	2014 Plan	3,665,541	$6.89
—Tier IV	2014 Plan	3,665,541	$10.34
—SARs	Both plans	830,441	$9.32
—Share options	2018 Plan	3,261,904	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		18,692,941	$9.61

Exercisable at the end of the period		4,001,891	$9.67
Vested and expected to vest at the end of the period		7,667,695	$11.83
As of October 2, 2021, the aggregate intrinsic value of options that were vested or expected to vest was $39.4 million, and these options had a weighted average remaining contractual term of 6.4 years. As of October 2, 2021, the aggregate intrinsic value of options that were exercisable was $28.3 million, and these options had a weighted average remaining contractual term of 5.2 years.

As of October 2, 2021, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $7.3 million, which is expected to be recognized over a weighted-average period of 1.6 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $23.7 million, which will be recognized on occurrence of a liquidity event as described above.
During the three and nine months ended October 2, 2021, cash of $0.6 million and $4.3 million, respectively, was received in relation to the exercise of vested options, compared to $0.1 million and $2.8 million, respectively, during the three and nine months ended September 26, 2020. The aggregate intrinsic value of options exercised during the three and nine months ended October 2, 2021 was $0.5 million and $4.8 million, respectively, compared to $0.1 million and $2.2 million, respectively, during the three and nine months ended September 26, 2020.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended October 2, 2021
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	1,583,910	$12.88
—PRSUs	571,650	$16.45
	2,155,560	$13.83
Granted during the period:
—RSUs	898,712	$15.12
—PRSUs	325,052	$17.92
	1,223,764	$15.86
Forfeited during the period:
—RSUs	(153,626)	$13.79
—PRSUs	(12,724)	$16.97
	(166,350)	$14.04
Vested during the period:
—RSUs	(621,388)	$13.10
	(621,388)	$13.10
Outstanding at the end of the period:
—RSUs	1,707,608	$13.90
—PRSUs	883,978	$16.98
	2,591,586	$14.95
As of October 2, 2021, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $18.2 million, which is expected to be recognized over a weighted average period of 1.6 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended October 2, 2021 was $0.1 million and $8.2 million, respectively, compared to $0.1 million and $2.8 million, respectively, during the three and nine months ended September 26, 2020.

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

	Nine months ended
	October 2, 2021	September 26, 2020
Weighted average grant date fair value:
—SARs	$6.66	$4.59
—Share options	$6.66	$4.78
—Premium-priced options	$6.36	n/a
—RSUs	$15.12	$11.78
—PRSUs	$17.92	$14.41

Inputs to the model:
—Expected volatility - SARs	46.1%	37.7%
—Expected volatility - share options	46.1%	37.6%
—Expected volatility - premium-priced options	46.1%	n/a
—Expected volatility - PRSUs	50.8%	40.4%
—Expected option life for SARs (years)	6.0	6.0
—Expected option life for share options (years)	6.0	6.0
—Expected option life for premium-priced options (years)	6.0	n/a
—Risk-free interest rate:
SARs	0.95%	1.25%
Share options	0.95%	1.33%
Premium-priced options	0.95%	n/a
PRSUs	0.27%	1.29%

15. Equity
Movements in the Company’s number of shares in issue for the nine months ended October 2, 2021 and September 26, 2020, respectively, were as follows:

	Nine months ended
(number of shares)	October 2, 2021	September 26, 2020
Balance as of the beginning of the period	290,853,067	290,157,299
Exercise of share options	496,239	424,726
Vesting of restricted stock units, net of withholding taxes	557,430	205,145
Balance as of the end of the period	291,906,736	290,787,170
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 2, 2021	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)
Foreign currency translation	(0.1)	(60.4)	—	(60.5)	(7.2)	(67.7)
Cash flow hedges movements	—	—	16.5	16.5	—	16.5
Other comprehensive (loss) income	(0.1)	(60.4)	16.5	(44.0)	(7.2)	(51.2)
As of October 2, 2021	$14.8	$(830.6)	$(33.6)	$(849.4)	$(25.3)	$(874.7)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	0.6	(106.4)	—	(105.8)	8.0	(97.8)
Cash flow hedges movements	—	—	(18.0)	(18.0)	—	(18.0)
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	0.5	(106.4)	(18.0)	(123.9)	8.0	(115.9)
As of September 26, 2020	$(8.8)	$(918.7)	$(54.8)	$(982.3)	$(38.0)	$(1,020.3)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During the three and nine months ended October 2, 2021, Gates incurred $0 million in respect of these oversight services and out-of-pocket expenses. During the three and nine months ended September 26, 2020, Gates incurred $0.2 million and $1.9 million, respectively. There was no amount owing at October 2, 2021 or January 2, 2021 in respect of these transactions.
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

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$—	$0.1	$0.1	$0.8
Purchases	$(3.3)	$(3.5)	$(11.0)	$(10.6)
Amounts outstanding in respect of these transactions were payables of $1.2 million as of October 2, 2021, compared to $0.6 million as of January 2, 2021. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$17.1	$10.5	$50.6	$35.0
Purchases	$(5.5)	$(4.3)	$(16.4)	$(13.6)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of October 2, 2021	As of January 2, 2021
Receivables	$6.8	$0.4
Payables	$(4.1)	$(4.5)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of October 2, 2021, letters of credit totaling $29.4 million were outstanding against the asset-backed revolving facility, compared to $28.5 million as of January 2, 2021. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $6.0 million as of October 2, 2021, compared to $6.0 million as of January 2, 2021.
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

C. Warranties
The following summarizes the movements in the warranty liability for the nine months ended October 2, 2021 and September 26, 2020, respectively:

	Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020
Balance as of the beginning of the period	$19.8	$17.7
Charge for the period	7.1	9.3
Payments made	(7.1)	(6.6)
Released during the period	(1.0)	(0.7)
Foreign currency translation	0.1	0.1
Balance as of the end of the period	$18.9	$19.8

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including industrial off-highway end markets such as construction and agriculture, industrial on-highway end markets such as transportation, diversified industrial, energy and resources, automotive and mobility and recreation. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911. Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventative, replacement cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of blue-chip customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of the regions and end markets in which we operate.
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
During the nine months ended October 2, 2021, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended October 2, 2021, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales.

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
During the first nine months of 2021, we have experienced challenges from raw material and freight inflation, which we expect to continue in the near term. As far as possible, we expect to continue to remain price/cost neutral relative to these impacts for the balance of the year and into next year. In addition, we have experienced production disruptions and input shortages on labor, raw materials and freight. Despite the above, we continue to prioritize supporting our customers and anticipate that the margin impact of incremental costs incurred as a result of doing so will be temporary. While we believe we can continue to manage through these challenges, this may impact our ability to deliver products to our customers.
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued throughout 2021, though impacting our business in different ways. We continue to prioritize the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
We are adhering to local government mandates and guidance provided by health authorities and, where necessary, continue to implement quarantine protocols, social distancing policies, working from home arrangements, travel limitations, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, and mandatory temperature monitoring at our facilities. Where possible, we have made COVID-19 vaccines available to our employees, holding on-site vaccination clinics at a number of facilities. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers. In particular, we are subject to the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) regulations, including any concerning a potential mandate of full vaccination or regular testing of employees for COVID-19, which could result in employee attrition in our U.S. facilities.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. Although all of our facilities are currently operational, we may experience production disruptions where plants are temporarily closed, or productivity is reduced, by government mandates or as a result of supply chain or labor disruptions, which could place constraints on our ability to produce or deliver our products and meet customer demand or increase our costs.
As shelter-in-place requirements eased in various jurisdictions, we saw sequential quarterly improvements in the second half of 2020 and this has continued through the first nine months of 2021. We expect the pace of these improvements to slow as the global economy continues to normalize. During this crisis, we have maintained our ability to respond to demand improvements and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $396.0 million under our lines of credit (none of which are currently expected to be drawn in the foreseeable future), in addition to cash balances of $540.6 million as of October 2, 2021. In addition, our business has a demonstrated ability to generate free cash flow even in challenging environments.

While we have generally seen a rebound in demand from the pandemic-induced declines of 2020, the evolving impact of the pandemic, including the emergence of variants, and continuing measures being taken around the world to combat its spread, may create ongoing implications for our business which may vary from time to time, and some of these impacts may be material but cannot be reasonably estimated at this time.
Results for the three and nine months ended October 2, 2021 compared to the results for the three and nine months ended September 26, 2020
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$862.4	$712.2	$2,658.8	$1,998.8
Cost of sales	521.7	438.6	1,605.9	1,265.9
Gross profit	340.7	273.6	1,052.9	732.9
Selling, general and administrative expenses	217.4	195.4	643.2	571.7
Transaction-related expenses	0.2	5.4	2.8	5.2
Asset impairments	—	1.4	—	5.1
Restructuring expenses	1.9	7.3	8.5	26.4
Other operating (income) expenses	(9.3)	0.2	(9.8)	(1.2)
Operating income from continuing operations	130.5	63.9	408.2	125.7
Interest expense	33.1	38.3	100.8	109.3
Other expenses (income)	1.9	(4.1)	(0.5)	(9.9)
Income from continuing operations before taxes	95.5	29.7	307.9	26.3
Income tax expense (benefit)	17.3	(16.0)	47.8	(31.5)
Net income from continuing operations	$78.2	$45.7	$260.1	$57.8

Adjusted EBITDA(1)	$183.9	$140.0	$596.2	$344.0
Adjusted EBITDA margin	21.3%	19.7%	22.4%	17.2%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended October 2, 2021 were $862.4 million, compared to $712.2 million during the prior year period, an increase of 21.1%, or $150.2 million. Our net sales for the three months ended October 2, 2021 were favorably impacted by movements in average currency exchange rates of $15.1 million compared to the prior year period, due principally to the weakening of the U.S. dollar against a number of currencies, in particular the Chinese Renminbi and Mexican Peso. Excluding this impact, core sales increased by $135.1 million, or 19.0%, during the three months ended October 2, 2021 compared to the prior year period, driven primarily by higher volumes, but with a $35.8 million benefit from favorable pricing.

Core sales in our Power Transmission and Fluid Power businesses increased by 15.2% and 26.3%, respectively, for the three months ended October 2, 2021 compared to the prior year period. These improvements, predominantly a function of the significant economic impact from the COVID-19 pandemic in the prior year period, were driven primarily by increases in sales to customers in our industrial channels, with industrial first-fit sales up by 38.4% and industrial replacement sales up by 36.0%. The majority of this growth was focused in North America and EMEA, where industrial sales grew by 36.1% and 48.5%, respectively, during the three months ended October 2, 2021 compared to the prior year period. The diversified industrial end markets, particularly in North America and EMEA, drove most of the industrial channel growth during the three months ended October 2, 2021 compared to the prior year period, increasing by 39.4%, supported by strong growth in industrial off-highway end markets across most regions. Sales to automotive first-fit customers were slightly lower for the three months ended October 2, 2021 compared to the prior year period, due primarily to a strong prior period performance in Greater China due to the earlier start to the recovery in this region in 2020, and 2021 impacts from softening customer demand resulting from the global semiconductor chip shortage, and the impact of government-mandated power outages in Greater China.
Net sales during the nine months ended October 2, 2021 were $2,658.8 million, compared to $1,998.8 million during the prior year period, an increase of 33.0%, or $660.0 million. Our net sales for the nine months ended October 2, 2021 were favorably impacted by movements in average currency exchange rates of $82.1 million compared to the prior year period, due principally to the weakening of the U.S. dollar against a number of currencies, in particular the Euro, Chinese Renminbi and Canadian dollar. Excluding these impacts, core sales increased by $577.9 million, or 28.9%, during the nine months ended October 2, 2021 compared to the prior year period, driven primarily by higher volumes, but with a $62.8 million benefit from favorable pricing.
Core sales in our Power Transmission and Fluid Power businesses increased by 28.3% and 30.1%, respectively, for the nine months ended October 2, 2021 compared to the prior year period. The primary drivers of these improvements were similar to those described above for the three-month period, except that sales to automotive end markets contributed more significantly to the growth, driven by the stronger first half performance in EMEA, North America and Greater China relative to the prior year period.
Cost of sales
Cost of sales for the three months ended October 2, 2021 was $521.7 million, compared to $438.6 million for the prior year period, an increase of 18.9%, or $83.1 million. Higher volumes contributed $62.5 million of this increase, with higher inflation-related costs and unfavorable movements in average currency exchange rates contributing a further $59.7 million of the increase. These increases were offset partially by the improved manufacturing performance due to the higher absorption of fixed costs on higher volumes.
Cost of sales for the nine months ended October 2, 2021 was $1,605.9 million, compared to $1,265.9 million for the prior year period, an increase of 26.9%, or $340.0 million, driven by the same factors as described above for the three month period.
Gross profit
As a result of the factors described above, gross profit for the three months ended October 2, 2021 was $340.7 million, compared to $273.6 million for the prior year period, an increase of 24.5% or $67.1 million. Our gross profit margin improved by 110 basis points to 39.5% for the three months ended October 2, 2021.
Gross profit for the nine months ended October 2, 2021 was $1,052.9 million, compared to $732.9 million for the prior year period, an increase of 43.7% or $320.0 million. Our gross profit margin improved by 290 basis points to 39.6% for the nine months ended October 2, 2021.
Selling, general and administrative expenses
SG&A expenses for the three months ended October 2, 2021 were $217.4 million compared to $195.4 million for the prior year period. This increase of $22.0 million was driven primarily by higher labor and benefits costs of $12.2 million, combined with increased advertising expenditure of $4.5 million and volume increases of approximately $2.3 million, driven by the rebound in demand during the current period compared to the prior year period.
SG&A expenses for the nine months ended October 2, 2021 were $643.2 million compared to $571.7 million for the prior year period. This increase of $71.5 million was driven primarily by the same factors as described above for the three month period, in addition to $11.9 million of unfavorable movements in average currency exchange rates and an increase of $5.0 million in the stock-based compensation expense compared to the prior year period.

Transaction-related expenses
Transaction-related expenses of $0.2 million and $2.8 million were incurred during the three and nine months ended October 2, 2021, respectively, related primarily to the Dollar Term Loan amendments completed in February 2021 and other corporate transactions. Transaction-related expenses of $5.4 million and $5.2 million were incurred during the prior year three and nine-month periods, respectively, related primarily to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone upon acquiring Gates in July 2014.
Restructuring expenses
As described further under the “Business Trends” section above, we continue to make progress on our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and to streamline our SG&A back-office functions.
Restructuring and other strategic initiatives during the three and nine months ended October 2, 2021 included $0.8 million and $3.7 million, respectively, of primarily severance and other labor-related expenses related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, and $0.8 million and $2.3 million, respectively, of additional costs related to the closure in 2020 of a manufacturing facility in Korea. In addition, during the nine months ended October 2, 2021, we recognized $1.0 million of expenses related to the consolidation of certain of our Middle East businesses.
Restructuring expenses, including asset impairments, of $8.7 million and $32.9 million were recognized during the prior year three and nine month periods, respectively, related primarily to the closure of a manufacturing facility in Korea, our European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, the closure of two North American manufacturing facilities and reductions in workforce, primarily in North America.
Other operating (income) expenses
Other operating income of $9.3 million and $9.8 million was recognized during the three and nine months ended October 2, 2021, respectively, related primarily to a net gain on the sale of a purchase option on a building that we lease in Europe.
Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Debt:
Dollar Term Loan	$15.9	$20.2	$49.4	$55.3
Euro Term Loan	5.9	6.1	18.5	17.5
Dollar Senior Notes	8.7	8.8	26.6	26.4
Other loans	—	—	—	0.1
	30.5	35.1	94.5	99.3
Amortization of deferred issuance costs	1.9	2.3	3.9	7.2
Other interest expense	0.7	0.9	2.4	2.8
	$33.1	$38.3	$100.8	$109.3
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three and nine months ended October 2, 2021 decreased by $4.6 million and $4.8 million, respectively, when compared to the prior year periods. The decreases were driven primarily by interest savings due to debt repayments, as well as by the benefit from lower interest rates on the Dollar Term Loan. In the nine months ended October 2, 2021, these benefits were offset partially by a combination of the impact of derivatives and an increase in interest on the Euro Term Loan due to unfavorable movements in average currency exchange rates.

Amortization of deferred issuance costs has decreased during the three and nine months ended October 2, 2021 due primarily to the extension of the maturity of the Dollar Term Loan completed in February 2021, offset partially in the nine-month period by the accelerated recognition of $0.4 million of amortization related to the partial repayment of the Euro Term Loan in June 2021.
Other expenses (income)
Our other expenses (income) was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest income on bank deposits	$(0.9)	$(0.7)	$(2.4)	$(3.4)
Foreign currency loss (gain) on net debt and hedging instruments	3.6	(2.1)	5.1	(4.0)
Net adjustments related to post-retirement benefits	(1.2)	(1.4)	(3.5)	(2.6)
Other	0.4	0.1	0.3	0.1
	$1.9	$(4.1)	$(0.5)	$(9.9)
Other expenses (income) for the three and nine months ended October 2, 2021 was an expense of $1.9 million and an income of $0.5 million, compared to an income of $4.1 million and $9.9 million, respectively, in the prior year periods. These changes were driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments in addition to, in the nine months ended October 2, 2021, lower interest income on cash balances, offset by higher net interest income on post-retirement benefit obligations, compared to the prior year period.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended October 2, 2021, we had income tax expense of $17.3 million on pre-tax income of $95.5 million, which resulted in an effective tax rate of 18.1%, compared to an income tax benefit of $16.0 million on pre-tax income of $29.7 million, which resulted in an effective tax rate of (53.9)% for the three months ended September 26, 2020.
For the three months ended October 2, 2021, the effective tax rate was driven primarily by discrete tax benefits of $6.5 million related to deferred taxes on unremitted earnings of our subsidiaries and $2.6 million related to the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by a discrete tax expense of $2.3 million related to the sale of a purchase option on a building in Europe, and an unfavorable jurisdictional mix of taxable earnings. For the three months ended September 26, 2020, the effective tax rate was driven primarily by discrete benefits of $14.6 million related to changes in valuation allowance and tax laws and a favorable jurisdictional mix of taxable earnings.
For the nine months ended October 2, 2021, we had an income tax expense of $47.8 million on pre-tax income of $307.9 million, which resulted in an effective tax rate of 15.5%, compared to an income tax benefit of $31.5 million on pre-tax income of $26.3 million, which resulted in an effective tax rate of (119.8)% for the nine months ended September 26, 2020.
For the nine months ended October 2, 2021, the effective tax rate was driven primarily by the same factors as described above for the three month period and additional discrete benefits of $14.9 million recognized in prior periods related to changes in valuation allowance and tax laws. For the nine months ended September 26, 2020, the effective tax rate was driven primarily by $36.2 million of discrete tax benefits related to audit resolutions, changes in valuation allowance and tax laws, and a favorable jurisdictional mix of taxable earnings, offset partially by $19.6 million of non-operating costs for which no tax benefit was recognized.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended October 2, 2021, that it is more likely than not that deferred tax assets in the U.S. totaling $2.6 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
U.S. and International Tax Reform Proposals
U.S. federal corporate tax reform is currently a major legislative agenda item and includes a variety of proposals under consideration. In addition, most of the countries included in the Organization for Economic Cooperation and Development Inclusive Framework on Base Erosion and Profit Shifting have now politically committed to changes in the international corporate tax system focused on market sourcing for the largest multinational corporations and a global minimum tax regime. If enacted, these proposals would generally increase income tax expense in the applicable future periods and also result in an adjustment to the value of deferred income tax balances in the period of enactment.
Adjusted EBITDA
Adjusted EBITDA for the three months ended October 2, 2021 was $183.9 million, compared to $140.0 million in the prior year period, an increase of 31.4% or $43.9 million. The Adjusted EBITDA margin was 21.3% for the three months ended October 2, 2021, a 160 basis point increase from the prior year period margin of 19.7%. The increase in Adjusted EBITDA was driven primarily by the increase in volumes, pricing benefits and improvement in manufacturing performance, as described above, driving an increase in gross profit of $67.1 million, which was offset partially by higher inflation-related costs and SG&A expenses as noted above.
Adjusted EBITDA for the nine months ended October 2, 2021 was $596.2 million, compared to $344.0 million in the prior year period, an increase of 73.3% or $252.2 million. Adjusted EBITDA margin was 22.4% for the nine months ended October 2, 2021, a 520 basis point increase from the prior year period margin of 17.2%. The drivers of the increase in Adjusted EBITDA were similar to those described above for the three-month period.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (63.7% and 63.8%, respectively, of Gates’ net sales for the three and nine months ended October 2, 2021)

	Three months ended
(dollars in millions)	October 2, 2021	September 26, 2020	Period over period change
Net sales	$549.4	$469.2	17.1%
Adjusted EBITDA	$123.2	$99.3	24.1%
Adjusted EBITDA margin	22.4%	21.2%

	Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	Period over period change
Net sales	$1,697.5	$1,280.4	32.6%
Adjusted EBITDA	$405.5	$236.5	71.5%
Adjusted EBITDA margin	23.9%	18.5%

Net sales in Power Transmission for the three months ended October 2, 2021 increased by 17.1%, or $80.2 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $9.1 million, core sales increased by 15.2%, or $71.1 million, compared to the prior year period, driven primarily by higher volumes, but with a $19.5 million benefit from favorable pricing.
Net sales in Power Transmission for the nine months ended October 2, 2021 increased by 32.6%, or $417.1 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $55.1 million, core sales increased by 28.3%, or $362.0 million, compared to the prior year period, driven primarily by higher volumes, but with a $35.9 million benefit from favorable pricing.
Power Transmission’s core sales to industrial customers grew by 35.5% and 40.3%, respectively, during the three and nine months ended October 2, 2021 compared to the prior year periods, driven by growth in industrial first-fit sales in North America and EMEA, and strong industrial replacement growth in East Asia & India. Automotive replacement sales also drove growth during the three months ended October 2, 2021 compared to the prior year period, primarily in EMEA, and also grew significantly in North America and Greater China during the nine-month period. Industrial growth in the three and nine months ended October 2, 2021 was focused in the diversified industrial end market, which grew by 38.2% and 42.9%, respectively, compared to the prior year period, primarily in North America and EMEA. Sales in the automotive end market grew by 25.1% during the nine months ended October 2, 2021 compared to the prior year period, but were flat in most regions during the three months ended October 2, 2021, with the exception of EMEA, which grew by 11.7% during this period compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended October 2, 2021 increased by 24.1%, or $23.9 million, compared to the prior year period, driven primarily by higher volumes and improved manufacturing performance. As a result, the Adjusted EBITDA margin was 22.4%, a 120 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended October 2, 2021 increased by 71.5%, or $169.0 million, compared to the prior year period. This increase was driven by the same factors as described above for the three month period, and resulted in an Adjusted EBITDA margin of 23.9%, a 540 basis point increase compared to the prior year period.
Fluid Power (36.3% and 36.2%, respectively, of Gates’ net sales for the three and nine months ended October 2, 2021)

	Three months ended
(dollars in millions)	October 2, 2021	September 26, 2020	Period over period change
Net sales	$313.0	$243.0	28.8%
Adjusted EBITDA	$60.7	$40.7	49.1%
Adjusted EBITDA margin	19.4%	16.7%

	Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	Period over period change
Net sales	$961.3	$718.4	33.8%
Adjusted EBITDA	$190.7	$107.5	77.4%
Adjusted EBITDA margin	19.8%	15.0%
Net sales in Fluid Power for the three months ended October 2, 2021 increased by 28.8%, or $70.0 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $6.0 million, core sales increased by 26.3%, or $64.0 million, compared to the prior year period, driven primarily by higher volumes, but with a $16.3 million benefit from favorable pricing.
Net sales in Fluid Power for the nine months ended October 2, 2021 increased by 33.8%, or $242.9 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $27.0 million, core sales increased by 30.1%, or $215.9 million, compared to the prior year period, driven primarily by higher volumes, but with a $26.9 million benefit from favorable pricing.

Fluid Power’s core sales growth in the three and nine months ended October 2, 2021 was driven almost entirely by increased sales to industrial customers, which grew by 38.4% and 38.9%, respectively, compared to the prior year periods. This growth was driven primarily by sales to the diversified industrial and industrial off-highway end markets, particularly in North America. Growth in automotive replacement sales was more muted during the current year nine month period, and declined in the three months ended October 2, 2021 compared to the prior year periods, driven predominantly by lower sales in North America.
 Fluid Power Adjusted EBITDA for the three months ended October 2, 2021 increased by 49.1%, or $20.0 million, compared to the prior year period, driven primarily by higher volumes and improved manufacturing performance. As a result, the Adjusted EBITDA margin was 19.4%, an 270 basis point improvement from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended October 2, 2021 increased by 77.4%, or $83.2 million, compared to the prior year period. This increase was driven by the same factors as described above for the three month period, and resulted in an Adjusted EBITDA margin of 19.8%, a 480 basis points increase compared to the prior year period.
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
Cash Flow
Nine months ended October 2, 2021 compared to the nine months ended September 26, 2020
Cash provided by operating activities was $213.5 million during the nine months ended October 2, 2021 compared to cash provided by operating activities of $127.5 million during the prior year period. This increase was driven primarily by a higher operating performance during the current year period, offset partially by an increase in trade working capital of $152.0 million more than in the prior year period, driven by the increase in production and sales, and an increase of $21.4 million in cash taxes paid.
Net cash used in investing activities during the nine months ended October 2, 2021 was $70.6 million, compared to $53.6 million in the prior year. This increase was driven primarily by higher capital expenditures, which increased by $18.4 million from $45.6 million in the prior year period to $64.0 million in the nine months ended October 2, 2021.
Net cash used in financing activities was $114.0 million during the nine months ended October 2, 2021, compared to $31.7 million in the prior year period. This higher cash outflow was driven primarily by the $69.5 million repayment made in June 2021 against our Euro Term Loan facility and $8.6 million of costs related to the amendments made to the credit agreement during February 2021.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of October 2, 2021	As of January 2, 2021	As of October 2, 2021	As of January 2, 2021
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$2,002.5	$2,131.2	$2,028.7	$2,152.6
—Unsecured
Senior Notes (U.S. dollar)	569.3	577.3	568.0	568.0
Other debt	—	0.2	—	0.2
	$2,571.8	$2,708.7	$2,596.7	$2,720.8
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
Dollar Term Loan credit agreement amendments
During February 2021, we made amendments to the credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
During the current quarter, as a consequence of the amendments described above, the margin on the Dollar Term Loan was reduced by 0.25% as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended October 2, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 69% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of October 2, 2021, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 60% of our total assets and approximately 26% of our total liabilities.
Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the nine months ended October 2, 2021, our net debt decreased by $143.3 million from $2,199.4 million as of January 2, 2021 to $2,056.1 million as of October 2, 2021. Excluding changes in foreign currency exchange rates, the decrease in net debt during the nine months ended October 2, 2021 was driven primarily by cash provided by operating activities of $213.5 million less capital expenditures of $64.0 million, net cash paid under corporate-owned life insurance policies of $8.8 million, dividends paid to non-controlling shareholders of $13.5 million and debt issuance costs of $8.6 million paid in respect of the amendments to the credit agreement in February 2021.
In addition, net debt was favorably impacted by movements in foreign currency exchange rates of $28.7 million during the nine months ended October 2, 2021, with the majority of the movement relating to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt.

Borrowing Headroom
As of October 2, 2021, our asset-backed revolving credit facility had a borrowing base of $240.4 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $29.4 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $185.0 million.
In total, our committed borrowing headroom was $396.0 million, in addition to cash balances of $540.6 million.
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
•transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income from continuing operations	$78.2	$45.7	$260.1	$57.8
Income tax expense (benefit)	17.3	(16.0)	47.8	(31.5)
Net interest and other expenses	35.0	34.2	100.3	99.4
Depreciation and amortization	54.7	53.6	167.4	163.2
EBITDA	185.2	117.5	575.6	288.9
Transaction-related expenses	0.2	5.4	2.8	5.2
Asset impairments	—	1.4	—	5.1
Restructuring expenses	1.9	7.3	8.5	26.4
Share-based compensation expense	5.7	4.9	18.5	13.5
Sponsor fees (included in other operating expense)	—	0.2	—	1.9
Inventory impairments (included in cost of sales)	—	—	0.1	1.4
Severance expenses (included in cost of sales)	—	0.3	—	0.9
Severance expenses (included in SG&A)	0.2	3.0	0.5	3.8
Other items not directly related to current operations	(9.3)	—	(9.8)	(3.1)
Adjusted EBITDA	$183.9	$140.0	$596.2	$344.0
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Nine months ended
(dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$862.4	$712.2	$2,658.8	$1,998.8
Adjusted EBITDA	$183.9	$140.0	$596.2	$344.0
Adjusted EBITDA margin	21.3%	19.7%	22.4%	17.2%
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

	Three months ended October 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended October 2, 2021	$549.4	$313.0	$862.4
Impact on net sales of movements in currency rates	(9.1)	(6.0)	(15.1)
Core revenue for the three months ended October 2, 2021	540.3	307.0	847.3

Net sales for the three months ended September 26, 2020	469.2	243.0	712.2
Increase in net sales on a core basis (core revenue)	$71.1	$64.0	$135.1

Core revenue growth	15.2%	26.3%	19.0%

	Nine months ended October 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended October 2, 2021	$1,697.5	$961.3	$2,658.8
Impact on net sales of movements in currency rates	(55.1)	(27.0)	(82.1)
Core revenue for the nine months ended October 2, 2021	1,642.4	934.3	2,576.7

Net sales for the nine months ended September 26, 2020	1,280.4	718.4	1,998.8
Increase in net sales on a core basis (core revenue)	$362.0	$215.9	$577.9

Core revenue growth	28.3%	30.1%	28.9%
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
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of October 2, 2021	As of January 2, 2021
Principal amount of debt	$2,596.7	$2,720.8
Less: Cash and cash equivalents	(540.6)	(521.4)
Net debt	$2,056.1	$2,199.4
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of October 2, 2021	As of January 2, 2021
Principal amount of debt	$2,596.7	$2,720.8
Accrued interest	8.3	17.3
Deferred issuance costs	(33.2)	(29.4)
Carrying amount of debt	$2,571.8	$2,708.7
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $3.6 million.

Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $0.2 million due by Gates Global LLC and its subsidiaries to indirect parent entities of Gates Global LLC as of October 2, 2021 (compared to a receivable of $0.6 million due to Gates Global LLC and its subsidiaries as of January 2, 2021) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $18.8 million and $4.2 million as of October 2, 2021 and January 2, 2021, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of October 2, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended October 2, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2021 and September 26, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2021 and September 26, 2020, (iii) Condensed Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended October 2, 2021 and September 26, 2020, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: November 8, 2021