Form 10-K
period 2022-01-01
Gates Industrial Corp plc
filed 2022-02-11
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $1,210.1 million.
As of February 4, 2022, there were 291,345,897 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2022 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
ABOUT THIS ANNUAL REPORT
Financial Statement Presentation
Gates Industrial Corporation plc is a public limited company that was incorporated under the United Kingdom Companies Act 2006 on September 25, 2017 and is registered in England and Wales.
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
•    “Fiscal 2021” refers to the fiscal year ended January 1, 2022, “Fiscal 2020” refers to the fiscal year ended January 2, 2021, “Fiscal 2019” refers to the fiscal year ended December 28, 2019; and
•    “Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including industrial off-highway end markets such as construction and agriculture, industrial on-highway end markets such as transportation, diversified industrial, energy and resources, automotive, and mobility and recreation. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911.
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
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2021 net sales of $3,474.4 million.
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

In 1996, Gates was acquired by a publicly held engineering firm based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by Blackstone in July 2014 and in 2015 established a new executive leadership team with Ivo Jurek as Chief Executive Officer. In January 2018, Gates completed an initial public offering (“IPO”), listing on the New York Stock Exchange (“NYSE”).
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
Our Solutions
We operate our business on a product-line basis through our two reporting segments - Power Transmission and Fluid Power. See note 4 to our audited consolidated financial statements included elsewhere in this report for additional information.
We sell our products under the Gates brand in all of the geographies and end markets we serve. Our power transmission segment includes elastomer drive belts and related components used to efficiently transfer motion in a broad range of applications. Power transmission products represented approximately 64% of our total net sales for Fiscal 2021. Our fluid power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses used to regulate the conveyance of various fluids. Our fluid power products represented approximately 36% of our net sales for Fiscal 2021.
Our power transmission and fluid power products are often critical to the functioning of the equipment, process or system in which they are components, such that the cost of downtime or potential equipment damage is high relative to the cost of our products. Our products are therefore replaced not only as a result of normal wear and tear, but also preemptively as part of ongoing, normal maintenance to the broader system.
We have a broad portfolio of both power transmission and fluid power products in the end markets we serve. We have a long history of focusing on customer engagement and training, driving product innovation and providing best-in-class order fulfillment services.
Power Transmission. Our Power Transmission solutions enable and control motion. They are used in applications in which belts, chains, cables, geared transmissions or direct drives transfer power from an engine or motor to another part or system. Belt-based power transmission drives typically consist of either a synchronous belt or an asynchronous belt (V-belt, CVT belt or Micro-V® belt) and related components (sprockets, pulleys, water pumps, tensioners or other accessories). Within our Power Transmission segment, we offer solutions across the following key application platforms:
•Stationary drives: fixed drive systems such as those used in a factory driving a machine or pump, on a grain elevator driving the lift auger or in a distribution center driving automated equipment such as conveyor lines or robotic picking machines;
•Mobile drives: drives on a piece of mobile machinery such as a combine harvester or a road compactor;
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
Customers choose power transmission solutions based on a number of factors, including application requirements such as load, speed, gear ratio, temperature, operating environment, ease of maintenance, noise, efficiency and reliability, as well as the support they receive from their suppliers, including application-specific engineering services. Belt-based drive systems have many advantages over other alternatives, as they are typically clean, low-maintenance, lubrication-free, quiet with low-vibration, lightweight, compact, energy-efficient, durable and reliable. In applications where these advantages are valued, customers frequently choose belts over other forms of power transmission solutions.
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
In industrial end markets, asynchronous belts have a wide variety of applications, including use in pump drives, manufacturing lines, HVAC systems, industrial, truck, bus and marine engines, forestry and mining equipment and many other applications. Continuously-variable transmission (“CVT”) systems often found in scooters, power sports vehicles and other applications use a specialized V-belt known as a CVT belt. In automotive applications, our asynchronous belts perform functions that include transferring power from the crankshaft to accessory drive components such as the alternator, A/C compressor, power steering system, water pump and, in some vehicles, a belt/starter generator system used in start/stop accessory drive systems to improve fuel economy.
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
Synchronous Belts. Synchronous belts, also known as timing belts, are non-slipping mechanical drive belts. They have teeth molded onto the inner surface and run over matching toothed pulleys or sprockets. Synchronous belts experience no slippage and are often used to transfer motion for indexing or timing purposes, as well as for linear positioning and positive drive conveying. They are typically used instead of chains or gears and we believe have a number of advantages over these alternatives, including less noise, no need for lubrication, improved durability and performance and a more compact design. Our synchronous belts are made of a flexible polymer over fabric reinforcement, which often consists of Kevlar, aramid or carbon fibers.
Examples of industrial applications include use in HVAC systems, food processing and bottling plants, mining and agricultural equipment, automated warehouse systems and robotics. Our synchronous belts are also utilized in personal mobility equipment, including both traditional and electric motorcycles, bicycles and scooters, applications in which clean, quiet performance is often valued. In automotive applications, our synchronous belts are used to synchronize the rotation of the engine crankshaft with the camshaft due to engine combustion in a valve train system, as well as in electric power steering and parking brake systems which are present in internal-combustion, hybrid and electric vehicles.
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
Metal Drive Components. We manufacture and sell the tensioners and idlers used in belt drive systems. These products are designed and engineered to work efficiently with our belts. Tensioners are devices that maintain a constant tension in the belt drive system, thereby ensuring proper function and preventing loss of power or system failure. Tensioners typically employ a spring that places pressure along the belt for an intricate hold, while still allowing enough movement for vibration and preventing stretching. Idlers, which sometimes also perform as tensioners, are used to take up extra belt length.
Kits. Our kits for the automotive replacement channel include all of the parts needed by an automotive service shop to perform a replacement of one of our products. Kits are created for specific vehicle makes and models and typically include belts, tensioners and idlers, and will sometimes also include water pumps, which are often replaced simultaneously with a timing belt due to the relatively high labor component in the total cost of a typical replacement. Our kits are convenient for service technicians as they eliminate the need for more complicated product sourcing. On a comparable quantity basis, kits typically sell at a premium to a loose belt and the individual related components.

Our power transmission products are used in a broad range of applications in end markets including off-highway end markets such as construction and agriculture, on-highway end markets such as transportation, diversified industrial, energy, automotive and consumer products. The majority of our Fiscal 2021 net sales came from replacement channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-established distribution channels. For example, a combine harvester in North America can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through a large network of distributors. Similarly, in the North American automotive replacement market, maintenance intervals are well defined, and miles driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these replacement channels in emerging markets represent a significant long-term opportunity for growth.
In addition to our power transmission replacement business, we also serve a wide variety of blue-chip first-fit customers across all of our end markets. The majority of our automotive first-fit revenues in power transmission tend to come from emerging markets, where we selectively participate to further strengthen our brand and reinforce the strong position from which we serve the growing base of installed equipment, as the nascent replacement channels continue to develop. These markets are generally higher-growth and result in higher-margin business compared to our developed regions.
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
•Vehicle systems: applications in thermal management, emissions reduction, turbocharger, air intake and other systems for electric, hybrid and internal combustion passenger and commercial vehicles; and
•Other industrial: applications in which hoses are used to convey fluids, gases or granular material across several industries such as food and beverage, other process industries, and oil and gas drilling and refining.
Customers choose fluid power solutions based on a number of factors, including application-specific product performance parameters such as pressure and temperature ratings, corrosion and leak resistance, weight, flexibility, abrasion resistance and cleanliness, as well as compliance with standards and product availability. Attributes associated with the supplier, including brand, global footprint and reputation for reliability, quality and service, are also considered.
Hydraulics. Our hydraulics product line is comprised of hoses, tubing and fittings, offered either as standalone products or completed assemblies. Our hydraulic products are key components of hydraulic systems in both stationary and mobile equipment applications. We provide a full selection of hose sizes and construction types for use in a wide variety of working requirements and conditions. Hydraulic hoses are made of synthetic rubber and reinforced with steel wire or a textile-based yarn, and typically operate at very high pressures, often in extreme environmental conditions. Hoses are designed for use in specific mechanical applications and require high levels of quality and durability.
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

During Fiscal 2018, Gates introduced a new premium product family consisting of hydraulic hoses that are lighter weight and more flexible. Made with a high-performance reinforcement and robust, abrasion-resistant cover, the MXT line of hydraulic hose is comprised of universally applicable, high-performance products that meet the needs of a wide range of applications. During Fiscal 2019, we launched the MXG line of hydraulic hose, a flexible, light-weight solution with increased durability and temperature performance, designed to replace conventional spiral hoses typically used in the most demanding applications. Also in Fiscal 2019, we launched a smart e-crimper, which is a machine used to attach fittings to hydraulic hoses. In addition to convenient, web-enabled access to training content and product crimp specs, this new crimper can be used with Gates’ intuitive mobile eCrimp app, which underwent a comprehensive update in Fiscal 2020.
Thermal and Emissions Management. Our thermal and emissions management and related products perform a variety of conveyance, emissions reduction and efficiency improvement functions in electric, hybrid and internal combustion passenger and commercial vehicles. In electric applications, Gates offers hose and water pump solutions for the thermal management system regulating the battery, inverter, motor(s) and passenger compartment. In internal combustion applications, Gates primarily provides thermal management hose and water pumps for engine cooling, exhaust filtration hose to reduce harmful emissions and hoses for functions that improve air intake and engine efficiency.
Industrial Hose. Our industrial hoses are capable of transferring a wide range of substances - chemicals, food, beverages, petroleum, fuels, bulk materials, water, steam and air - to meet the requirements of a diverse range of applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning and construction. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to design hoses that perform at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. We also offer a wide range of couplings to provide complete assembly solutions.
Our fluid power products are used in numerous applications, including off-highway end markets such as construction and agriculture, on-highway end markets such as transportation, diversified industrial, energy, automotive and consumer products. The largest portion of our Fiscal 2021 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications. Approximately 16% of our Fiscal 2021 fluid power revenue came from products sold into the automotive end market, almost all of which was served through the higher-margin replacement channel.
Our Diverse Markets
We participate in many sectors of the industrial and consumer markets. Our products play essential roles in a diverse range of applications across a wide variety of end markets ranging from harsh and hazardous off-highway applications such as agriculture and construction, and diversified industrial applications such as automated manufacturing and logistics systems, to everyday consumer applications such as printers, power washers, automatic doors and vacuum cleaners. Virtually every form of transportation, ranging from internal combustion and electric trucks, buses and automobiles, to personal mobility vehicles, including motorcycles, bicycles, and snowmobiles, uses our products.
Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. Key indicators include industrial production, industrial sales and manufacturer shipments.
Our products are sold in over 130 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia & India. We have a long-standing presence in each of these regions.
Our commercial capabilities are complemented by our “in-region, for region” manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers around the world. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both first-fit customers and replacement customers in the same factory, which provides for sharing of raw material inputs, improved factory loading and demand leveling, as well as optimization of capital expenditures.

Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During Fiscal 2021, approximately 63% of our net sales were generated from replacement channels and 37% from first-fit channels globally. Our mix of replacement channel sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as China, our business is characterized by a higher first-fit presence, given the relatively underdeveloped replacement channels. We believe that ultimately our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 68% and 70% of our Fiscal 2021 net sales, respectively, were derived from these higher-margin replacement channels. In the vast majority of the applications we serve, we do not need to have been the first-fit provider to serve these applications in the replacement markets.
Replacement. The majority of our sales are generated from customers in replacement channels, who primarily serve a large base of end users with installed equipment that follows a natural maintenance cycle. Our ability to help replacement channel partners maximize revenue is an important part of our value proposition. These customers miss sales opportunities if a required product cannot be obtained quickly, either from a short-lead time order or on-hand inventory.
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
Customers
We maintain long-standing relationships with many customers, who range from local distributors with one location to large, global manufacturers of equipment. No single customer accounted for more than 10% of our Fiscal 2021 net sales.
Sales and Marketing and Distribution Organization
Our sales and distribution operations are structured to serve our customers efficiently across the globe. We have field representatives who possess local knowledge of customers and their product and application requirements, giving us the capability to meet our customers’ product availability needs on short lead times. Our global sales and service support team helps reinforce customer and distributor relationships by focusing on end markets and customers.
Manufacturing
We have a global, “in region, for region” manufacturing footprint and regional service model that enable us to operate efficiently and effectively in proximity to our customers. We operate a large number of manufacturing facilities and service centers as well as several major technical centers giving us a presence in 30 countries throughout the world. Our in-country deployment of manufacturing and technical resources gives us the capability to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.
Competition
We operate in competitive markets and industries that are also very fragmented. We offer our products and solutions across numerous and varied end markets and geographies through over 100 locations in 30 countries. Consequently, we have many competitors across our various markets and product offerings. These competitors and the degree of competition vary by product line, geographic scope, end market and channel. Although each of our markets and product offerings has many competitors, no single competitor competes with us across all of our products, solutions, channels and end markets. Our global presence and the importance of product availability make it difficult for smaller, regional and low-cost country manufacturers to penetrate our markets. We differentiate ourselves on the basis of product performance and quality, breadth of portfolio, customer support and training, service level, fill rates and product availability.

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
As of January 1, 2022, we held more than 2,500 patents and patent applications and 3,200 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
Materials and Suppliers
We use a wide variety of materials, resulting in a highly diversified mix of inputs, which are sourced from a variety of suppliers around the world. Generally, we seek to obtain materials in the regions where our products are manufactured to minimize lead times, as well as transportation and other costs. During Fiscal 2020 and Fiscal 2021, our teams worked closely with suppliers to ensure sufficient quantities of materials were available for us to continue to serve our customers. Restrictions and added safety measures introduced in many regions created pressure on freight costs and availability, which, together with increases in certain input prices due to constrained supply, created challenges for our supply chain and procurement teams, particularly as demand has grew in the second half of Fiscal 2020 and during Fiscal 2021. Under normal circumstances, we do not typically carry significant inventories of raw materials in excess of those required to meet our production schedules.
 We continually seek to manage commodity and raw material costs using various strategies, including working with our customers and suppliers on pricing and costs, exploring material substitution opportunities, combining purchase requirements across regions and changing or qualifying new suppliers when appropriate.
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
Human Capital
As of January 1, 2022, we employed approximately 15,050 full time employees worldwide. Approximately 7,000 of our employees are located in North America, 4,100 in EMEA, 3,300 in Greater China and East Asia & India, and 650 in South America. Approximately 68% of our work force consists of production employees, while approximately 24% of our global workforce was female and 76% male. Of approximately 1,450 managerial employees, 21% were female.
Some of our employees are members of labor unions, and over many years we have been able to maintain successful relationships with the unions and employment organizations. To date, employee relations have been flexible and constructive as we continue to pursue lean manufacturing improvements in our plants. Gates employs agency contractors, temporary employees and contract employees as a relatively small percentage of our workforce. The number of associates in these categories typically varies with demand on our factories and distribution centers. Gates employs a small number of part-time associates across the globe.

Oversight and Governance
Our board of directors is actively engaged in the oversight of the Company’s human capital management, including reviewing the following topics: the Company’s employee health and well-being programs; the Company’s stock incentive plans; the Company’s performance relative to the acquisition and retention of talent, leadership and development programs, and other initiatives and plans to help ensure that we have talent positioned to deliver on our strategy.
Health and safety
We care about our employees and we believe that our commercial success is linked to a safe and healthy workforce. We are therefore committed to responsible business practices through the establishment, implementation, and maintenance of the Gates Global HSE Standards Manual. We strive for zero injuries and an incident-free workplace and have achieved significant progress towards this goal through targeted risk reduction activities, improved case management, increased accountability to corrective action identification and closure, and more effective safety observation programs.
Demonstrating our commitment to safety, beginning in February 2020, we mobilized a centralized crisis response team that urgently developed and implemented our countermeasure actions across the globe for the novel coronavirus (“COVID-19”) pandemic. In addition to adhering to or exceeding local government mandates and guidance provided by health authorities, we proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, provision of personal protective equipment, mandatory temperature monitoring and periodic COVID-19 testing at our facilities. During 2021, where possible, we have made COVID-19 vaccines available to our employees, holding on-site vaccination clinics at a number of facilities. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
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
Through its Compensation Committee, our board of directors also oversees the management continuity planning process, including reviewing and evaluating the succession plans relating to our chief executive officer and other executive officer positions and makes recommendations to the board with respect to the selection of individuals to occupy these positions.
Diversity, equity and inclusion
The Gates management team is committed to creating and sustaining a diverse workplace that understands and values individual differences across demographics, experiences and perspectives. We want to ensure that collaborative and respectful business practices in a performance-based, supportive environment enable every employee to realize his/her/their career ambitions. To that end, we have formed a Diversity, Equity & Inclusion (“DE&I”) Steering Committee, consisting of executive leadership, which works with our DE&I Leadership Council, consisting of representatives of relevant diversity groups across Gates’ businesses, to develop a DE&I strategy consistent with our corporate values while promoting a culture of inclusion, collaboration, tolerance and equal opportunity.

In 2020, to further develop our policies, programs and processes, we began a partnership with Catalyst, a global non-profit organization, to assess both quantitative and qualitative data and to help us ensure success in our initiatives around DE&I. In 2021, we began the process of implementing recommendations based on our work with Catalyst and look forward to further development of programs and initiatives identified through this partnership. We believe a diverse and inclusive environment ensures access to the broadest talent pool as we strive to be an employer of choice for people from all backgrounds.
Additionally, the charter for the Nominating and Governance Committee of our board of directors requires that such committee review and make recommendations regarding the composition and size of the board in order to ensure the board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.
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
We maintain an internet site at http://www.gates.com. We use our website as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Gates when you enroll your email address by visiting the “Investor Resources—Email Alerts” section of our website at investors.gates.com/investor-resources. Our website and the information contained on or connected to that site are not incorporated into this report.

Item 1A. Risk Factors
The risk factors noted in this section, and other factors noted throughout this annual report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement and should be considered carefully in evaluating our company and our business.
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have a material impact on our business, financial condition and results of operations. We have implemented our Enterprise Risk Management ("ERM") process to identify and address significant risks. Our ERM process is a company-wide initiative that is designed with the intent of prioritizing risks and allocating appropriate resources to address such risks.
Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned risk owners to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board of Directors provides oversight of the ERM process and regularly reviews identified critical risks. The Audit Committee also reviews major financial risk exposures and the steps management has taken to monitor and control them.
Our goal is to proactively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this annual report, should be carefully considered. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
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
•The ongoing COVID-19 pandemic has caused severe disruption in the global economy and may continue to have an adverse impact on our business.
•We may be unable to obtain raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at the time we require them.
•We may experience adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key channel partners.
Summary of Risks Related to Our Business and Industry
•Pricing pressures from our customers may materially adversely affect our business.
•We are dependent on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems, and a major disruption or closure could have a material adverse effect on our business.
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
•We may pursue strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs.
•We have investments in joint ventures that limit our ability to manage third-party risks associated with these projects.
•We are subject to liabilities with respect to businesses that we have divested in the past.

•The loss or financial instability of any significant customer could adversely affect our business.
•Societal responses to sustainability issues, including those related to climate change, could adversely affect our business and performance, including indirectly through impacts on our customers.
Summary of Risks Related to Legal and Regulatory Matters
•We are subject to risks from litigation, legal and regulatory proceedings and obligations, and our insurance may not provide coverage or may not fully cover future losses we may incur related to these proceedings and obligations or otherwise.
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
•We are subject to anti-corruption laws in various jurisdictions, as well as other laws governing our international operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could materially adversely affect our business, financial condition and results of operations.
•Existing or new laws and regulations, including but not limited to those relating to HSE concerns, and the sale of aftermarket products, may prohibit, burden, restrict or make significantly more costly the sale of our products.
Summary of Risks Related to Cybersecurity and Information Systems
•Cyber-security vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products, solutions, services and data.
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
•We may be materially adversely impacted by work stoppages and other labor matters, including labor shortages and turnover.
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
Summary of Risks Related to the Ownership of our Ordinary Shares
•We are subject to risks specific to ownership of our ordinary shares, including those related to being a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”), adverse changes in the market value of our shares, lack of current plans for dividend payments, risks related to future issuances of shares, and risks specific to holding shares in a U.K. company.

Risks Related to Economic and Market Conditions
We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2021, approximately 64% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 130 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:
•changing economic conditions in the global and regional end markets we serve, which could impact the level of demand for our products, as a substantial portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles;
•macroeconomic factors beyond the Company’s control, such as the current volatility around material and logistics availability, inflation, supply chain and labor challenges;
•political, social or economic instability, civil unrest, terrorist attacks, conflicts or war, public health crises and natural disasters (including as a result of climate change) that may disrupt economic activities in affected countries;
•imposition of new or additional sanctions, tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;
•volatility of global financial markets, including persisting concerns regarding the debt burden of certain European countries, interest rate fluctuations and hyperinflation or deflation in the countries in which we operate;
•exchange rate fluctuations, as well as currency restructurings, the imposition of currency restrictions, and limitations on repatriation of earnings, that could affect our ability to realize a profit or our ability to readily access global cash balances;
•partial or total expropriation by local, state or national governments;
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
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are generally more economically and politically volatile and as a result, our operations in these regions could be subject to more significant fluctuations in sales and operating income. Further, our industry has been impacted by the ongoing uncertainty surrounding tariffs and international trade relations, particularly with China, and it is difficult for us to predict the impact future trade measures will have on our business and operations in the future. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods.
In December 2020, the United Kingdom and the European Union announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. There remains uncertainty around the post-Brexit regulatory environment.
While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, any one of the risks listed above may impact us or require us to modify our business practices beyond what we can anticipate and could have a material adverse effect on our financial condition and results of operations.

The ongoing COVID-19 pandemic has caused severe disruption in the global economy, and may continue to have an adverse impact on our business.
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
•challenges in product delivery. We have faced, and may continue to face, increased delays in the delivery of our product to our customers as a result of shipping delays, port closures and congestion, increased border controls and other transportation and shipping constraints, which has had an inflationary effect, increasing our costs of doing business and affecting our ability to timely meet customer demand;
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
•cyberattacks or other privacy or data security incidents. The Company has experienced and expects to continue to experience an increase in phishing and hacking attempts and other fraudulent schemes due to the pandemic, which risks may be exacerbated by remote working arrangements. Such additional cyberattacks increase the Company’s risk of security breaches, and mitigation efforts require an increased investment of time and resources;
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

We may be unable to obtain raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at the time we require them.
We purchase our energy, steel, aluminum, rubber and rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control. In recent years, the prices for energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly, exacerbated by the current inflationary environment. While we strive to avoid this risk by using price escalation mechanisms with respect to our raw materials in certain of our customer contracts, and we also seek to offset our increased costs with gains achieved through operational efficiencies, if we are unable to pass increases in the costs of our raw materials on to our customers or we experience a lag in our ability to pass increases to our customers, or operational efficiencies are not achieved, our operating margins and results of operations may be materially adversely affected.
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
Certain of our businesses sell a significant amount of their products to key channel partners, including distributors, which have valuable relationships with end users. Some of these channel partners may also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these channel partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business, financial condition and results of operations. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, such as destocking, can also significantly impact our results of operations in any given period. In addition, the consolidation of channel partners and customers in certain of our end markets could adversely impact our profitability.
Risks Related to Our Business and Industry
Pricing pressures from our customers may materially adversely affect our business.
We generate strong margins by selling premium products at premium prices. Accordingly, our margins could suffer if our customers are no longer willing to pay a premium for our product and service offerings. We face the greatest pricing pressure from our customers in the automotive first-fit end market. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the award. We are also, from time to time, subject to pricing pressures from customers in our other end markets. If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures or new product introductions, those price reductions may have a material adverse effect on our results of operations.

We are dependent on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems, and a major disruption or closure could have a material adverse effect on our business.
If any of our manufacturing facilities, supply chains, distribution systems or technology systems were to experience a catastrophic loss or ongoing closure or disruption due to adverse weather, natural or man-made disasters (including as a result of climate change), labor unrest, public health crises such as the COVID-19 pandemic, terrorist attacks, cyberattacks, significant mechanical failure of our equipment or other catastrophic event, it could result in interruption of our business, a potential loss of customers and sales, or significantly increased operating costs, including large repair and replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses. Additionally, we have in the past and may in the future make investments in new or existing manufacturing facilities that could lead to disruption or closure, or to consolidate manufacturing facilities to adapt our production capacity to changing market conditions. The costs of such disruptions or closures may have a material adverse effect on our business, financial condition and results of operations.
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
Our brand has worldwide recognition and our success is linked to our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Gates brand is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brand may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Moreover, environmental, social and governance topics and activities have been the subject of increased focus by certain investors and regulators. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If we are unable to maintain or enhance the image of our brand, it could materially adversely affect our business, financial condition and results of operations.
We are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.
The markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements and evolving sustainability and industry standards. The development of new product introductions and product innovations may require significant investment by us. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. For example, the increased adoption of electric vehicles may affect certain of the end markets that we serve and could alter the application platforms in which we offer solutions. If we are unable to adapt to technological changes, including by developing and marketing new products, our business and results of operations may be adversely affected.

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
We may pursue strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs.
We consider strategic transactions on an ongoing basis, and regularly discuss potential acquisitions of complementary businesses or assets to expand our product portfolio and geographic presence, certain of which may be material. Strategic transactions, particularly investments in emerging markets, involve legal, economic, operational and political risks. We also encounter risks in the selection of appropriate investment and disposal targets, negotiation and execution of transactions, and integration of acquired businesses or assets.
Our efforts to integrate acquired businesses or assets could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses or assets could cause the interruption of, or loss of momentum in, the activities of our existing business, diversion of management’s attention, disruption as a result of infrastructure and information technology conversions, and other challenges, such as difficulty integrating key personnel and retaining customers and suppliers.
Pursuing strategic transactions could involve the use of a substantial amount of cash, assumption of liabilities and indemnification obligations, costly regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity, and we may not be able to recoup our investment or achieve the synergies and economic benefits that we anticipated. Failure to successfully identify, consummate or integrate strategic transactions in a timely and cost-effective manner could have a material adverse effect on our business, financial condition and results of operation.

We have investments in joint ventures that limit our ability to manage third-party risks associated with these ventures.
We have investments in joint ventures that may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. Actions by a co-venturer or other third party could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-performance of a co-venturer’s obligations may cause losses to us in excess of the capital we have invested or committed. Although our joint ventures may generate positive cash flow, in some cases we may choose to leave cash in the joint venture rather than distribute it, either to support future investments within the joint venture or because it may be costly to distribute.
We are subject to liabilities with respect to businesses that we have divested in the past.
In the past, we have divested a number of businesses. With respect to some of these former businesses, we have contractually agreed to indemnify the buyer against liabilities arising prior to the divestiture, including lawsuits, tax liabilities, product liability claims or environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures. As a result of these types of arrangements, conditions outside our control could materially adversely affect our future financial results.
The loss or financial instability of any significant customer or customers could adversely affect our business.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2021, our top ten customers accounted for approximately 22% of our consolidated net sales and accounted for approximately 31% of our trade accounts receivable balance as of January 1, 2022, and our largest customer accounted for approximately 8% and 10% of our Fiscal 2021 consolidated net sales and trade accounts receivable balance as of January 1, 2022, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Societal responses to sustainability issues, including those related to climate change, could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over environmental, safety, social and other sustainability issues, including the long-term impacts of climate change, have led and will continue to lead to governmental efforts around the world to reduce or mitigate those issues. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from sustainability concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. There is also a risk that we are unable to meet our sustainability objectives or the increasing expectations of our customers, suppliers, employees, shareholders, and other stakeholders. Our efforts to take these risks into account, including by investing in sustainability initiatives, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to Legal and Regulatory Matters
We are subject to risks from litigation, legal and regulatory proceedings and obligations, and our insurance may not provide coverage or may not fully cover future losses we may incur related to these proceedings and obligations or otherwise.
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We may be involved in tax, intellectual property, product liability, product warranty and environmental claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, including, amongst others, tax, intellectual property, product liability, product warranty, environmental claims and antitrust claims, and we may incur judgments or enter into settlements of lawsuits and proceedings that are not covered or not sufficiently covered by insurance. Further, the insurance we carry may not be adequate to protect against unforeseen and damaging events, such as work stoppages and damage to facilities or equipment. We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters (including as a result of climate change), which could expose us to liability. These exposures could have a material adverse effect on our business, financial condition and results of operations.
Our products could infringe on the intellectual property of others, adversely affecting our business.
Third parties may assert infringement or other misappropriation claims against us based on their patents, trademarks or other intellectual property rights. In addition, first-fit manufacturers are seeking and obtaining more utility and design patents than they have in the past to threaten claims of intellectual property infringement against manufacturers and distributors of aftermarket products in efforts to restrict or eliminate the sale of aftermarket products.
Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages, if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property, and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us, we could be restricted or prohibited from manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology. Even if infringement claims against us are without merit, we will likely incur significant expenses investigating and defending such claims and, even if we prevail, may divert management attention from other business concerns.
In addition, certification by independent organizations of certain of our aftermarket products may be revoked or adversely affected by first-fit manufacturer claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.
Failure to adequately protect or enforce our intellectual property rights against counterfeiting activities and infringing products could adversely affect our business.
Although we routinely conduct anti-counterfeiting activities in multiple jurisdictions, we have encountered counterfeit reproductions of our products that infringe on our intellectual property rights. We expect pirates to continue counterfeiting certain of our products using our trademarks, which has led to, and will likely continue to cause, loss of sales. It is difficult to police such counterfeiting, particularly on a worldwide basis, and the actions we take to stop such counterfeiting and to establish trademarks and other intellectual property rights may not be adequate to prevent such counterfeiting activities by others.
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
To the extent we do assert our intellectual property rights against third parties, adequate remedies may not be available in the event of an infringement or unauthorized use or disclosure of our trade secrets. If we are unsuccessful in challenging such products on the basis of patent, trademark or other intellectual property misappropriation, continued sales of such imitating products may adversely affect market share and impact customer perceptions and demand.

Failure to develop, obtain, enforce and protect intellectual property rights could adversely affect our business.
Our success depends on our ability to develop technologies and inventions used in our products and to brand such products to obtain intellectual property rights and to protect and enforce such intellectual property rights worldwide. In this regard, we rely on U.S. and foreign patent, trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions.
Although we rely on U.S. and foreign intellectual property rights, procuring, enforcing, and defending patents on our products in all jurisdictions throughout the world would be prohibitively expensive, and the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the U.S.
Even if we do obtain patents or other intellectual property rights in our new technologies and inventions, the scope of such rights may not be sufficiently broad to afford us any significant commercial advantage over our competitors. In addition, the technologies and inventions developed by our engineers in the future may not prove to be as valuable as those of competitors, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
Further, our efforts to enforce our intellectual property rights against infringers may not prove successful and will likely be time consuming and expensive. Successful assertion of our intellectual property rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient intellectual property laws.
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
We face an inherent risk of product liability claims if alleged product failure results in a claim for injury or loss. Supplier consolidation and the increase in low-cost country sourcing may increase the likelihood of receiving defective materials, thereby increasing the risk of alleged product failure and resulting liability claims. Litigation is inherently unpredictable and these claims, regardless of their outcome, may be costly, divert management attention and adversely affect our reputation. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.
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
We are subject to anti-corruption laws in various jurisdictions, as well as other laws governing our international operations. If we fail to comply with these laws we could be subject to civil or criminal penalties, other remedial measures, and legal expenses.
Our operations are subject to one or more anti-corruption laws in various jurisdictions, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010, and other anti-corruption laws that generally prohibit employees and intermediaries from making improper payments for the purpose of obtaining or retaining business or gaining some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential anti-corruption violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under anti-corruption laws.

We are also subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations (collectively, “Trade Control Laws”). We are also subject to U.K. corporate criminal offences for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017 (“Criminal Finances Act”).
We have instituted policies, procedures and ongoing training of employees with regard to business ethics, designed to ensure that we and our employees comply with anti-corruption laws, Trade Control Laws and the Criminal Finances Act. However, there is no assurance that our efforts have been and will be effective in ensuring our compliance with all applicable anti-corruption laws or other legal requirements. If we are subject to an investigation of a potential violation or are found not in compliance with anti-corruption laws, Trade Control Laws or the Criminal Finances Act, we may incur legal expenses and experience reputational harm, and could be subject to criminal and civil penalties and sanctions that could have a material adverse impact on our business, financial condition, and results of operations.
Existing or new laws and regulations, including but not limited to those relating to HSE concerns, and the sale of aftermarket products, may prohibit, burden, restrict or make significantly more costly the sale of our products.
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
Additionally, most states have passed laws that regulate or limit the use of aftermarket products in certain types of repair work. These laws include requirements relating to consumer disclosure, owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Additional legislation of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.
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

Risks Related to Cybersecurity and Information Systems
Cyber-security vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of “ransomware” and phishing attacks), as well as cyber-security failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' systems and data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
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
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018, and several states in the U.S. have adopted similar legislation. Other countries have enacted or are enacting data localization and privacy laws that require data to stay within their borders, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data handling practice in accordance with applicable law.
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

We may be materially adversely impacted by work stoppages and other labor matters, including labor shortages and turnover.
Labor is a primary component of operating our business. As of January 1, 2022, we had approximately 15,050 full time employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot ensure that future issues with our labor unions or with the labor unions of our customers and vendors will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Increased unionization, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Additionally, we have experienced, and may continue to experience, labor shortages, turnover and increased labor costs due to the ongoing pandemic or general macroeconomic factors. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of January 1, 2022, the net pension obligation of our underfunded defined benefit pension plans globally was $66.8 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
Risks Related to Tax Matters
Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and the Company and its subsidiaries will be obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses, including those related to any restructuring of intercompany operations, holdings or financings; the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, VAT and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. We are regularly under audit by taxing authorities in certain of the jurisdictions in which we operate. Although we believe our tax estimates are reasonable, including our estimates of reserves for unrecognized tax benefits related to the implementation of our European corporate center in Fiscal 2019, any changes in our judgments and interpretation of tax laws or any material differences as a result of the audits could result in unfavorable tax adjustments that have an adverse effect on our overall tax liability. Our U.K. businesses may also be affected by the planned increase in the U.K. corporation tax rate from 19% to 25% with effect from April 2023.

Changes in tax laws could result in additional tax liabilities.
Changes in tax laws can and do occur. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which is complex and continues to be further clarified with supplemental guidance. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken a new project to address the tax challenges of the digitization of the economy. Further work is currently being undertaken by the OECD on its proposal to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (“Pillar One”), and to implement a global minimum tax (“Pillar Two”). In December 2021, the OECD published its Pillar Two model rules and the E.U. Commission also proposed a Directive to implement Pillar Two in the E.U., containing detailed rules for top up tax in respect of certain low taxed entities. Moreover, in January 2022, the U.K. began a consultation on the implementation of the OECD agreed Pillar Two model rules within the U.K., which is expected to have effect from April 2023. All sets of proposals are subject to exemptions and exclusions, and are not intended to apply to entities that are not members of a group with an annual revenue of at least Euro 750 million. However, the detail of the proposals is subject to change and the impact on the Company will need to be determined by reference to the final rules. Further proposals on Pillar One are expected in the course of 2022.
Additionally, the U.K.’s withdrawal from the E.U. has resulted in changes (which are ongoing) to the interpretation and application of tax laws and which overall could lead to significant changes in the U.K. tax burden of the Company. Specifically, the group can no longer benefit from certain EU Directives when repatriating cash or paying interest to U.K. companies. This may lead to increased tax costs when paying dividends and interest intra-group.
Other developments to the tax regime in the U.K., the U.S. or in other countries in which we operate could materially affect our tax burden and/or have a negative impact on our ability to compete in the global marketplace.
Relevant tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes.
We are a company incorporated in the U.K. Current U.K. tax law provides that we will be regarded as being U.K. resident for tax purposes from incorporation and shall remain so unless (i) we are concurrently resident of another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the U.K., and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
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
As of January 1, 2022, the total principal amount of our debt was $2,579.2 million. Subject to the limits contained in the credit agreements that govern our senior secured credit facilities, the indenture that governs our notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
Interest rates may increase in the future. As a result, interest rates on our credit facility or other variable rate debt could be higher or lower than current levels. As of January 1, 2022, after taking into account our interest rate derivatives, $657.3 million (equivalent), or 25.5%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, we have $2,011.2 million of variable rate indebtedness that uses LIBOR or EURIBOR as a benchmark for establishing the rate of interest. LIBOR and its foreign currency counterparts are the subject of recent national, international and other regulatory guidance and proposals for reform and were initially not expected to be maintained after 2021, but the U.S. dollar denominated LIBOR maturity tenors will continue to be published until June 30, 2023 to allow a greater number of existing contracts to mature prior to any disruptions in LIBOR. The United States Federal Reserve has advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. There continue to be uncertainties regarding the transition from LIBOR, including but not limited to the need to renegotiate certain terms of our loan agreements with LIBOR or EURIBOR as the referenced rate, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR or EURIBOR of the replacement reference rates. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and could challenge our ability to renegotiate our revolving credit facility or other variable rate debt offerings.

Certain of our debt agreements impose significant operating and financial restrictions on our subsidiaries and us that could prevent us from capitalizing on business opportunities.
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
Our Sponsor and its affiliates beneficially owned approximately 66% of our outstanding ordinary shares as of January 1, 2022. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by such Sponsor. Even when our Sponsor and its affiliates cease to own ordinary shares representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive other shareholders of an opportunity to receive a premium for ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.
Our Sponsor and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our shareholders. Our shareholders’ agreement provides that neither our Sponsor nor any of its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our shareholders.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, may rely on exemptions from certain corporate governance requirements. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Sponsor controls a majority of the combined voting power of all classes of our shares entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are (i) not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange; (ii) not required to have a compensation committee that is composed entirely of independent directors; and (iii) not required to have a nominating and corporate governance committee that is composed entirely of independent directors.
We have previously utilized such exemptions, but beginning in 2020, a majority of our Board of Directors consists of independent directors, and beginning in 2021, each of our Compensation Committee and Nominating and Governance Committee consist entirely of independent directors with written charters addressing each such committee’s purpose and responsibilities. While at this time, we do not rely on the controlled company exemptions, we are still eligible to do so, in which case our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The market price of our ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.
The market price of our ordinary shares has been and may in the future be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During Fiscal 2021, the per share trading price of our ordinary shares fluctuated from a low of $12.50 to a high of $18.80. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our ordinary shares regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate, general macroeconomic factors or individual scandals and in response, the market price of our ordinary shares could decrease significantly.
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
We have no current plans to pay dividends on our ordinary shares. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our board of directors. Our Board of Directors may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, our shareholders may not receive any return on an investment in our ordinary shares unless such shares are sold for a price greater than that which was paid for them.
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

Pursuant to a registration rights agreement, we granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. In Fiscal 2019, the SEC declared effective a registration statement on Form S-3 that, among other things, registered (i) up to a maximum aggregate offering price of $1,000,000,000 of our securities, and (ii) the resale of shares held by our Sponsor. These shares held by our Sponsor also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations. The market price of our ordinary shares could drop significantly if we or our Sponsor sell these shares or are perceived by the market as intending to sell them.
We may issue a new class or classes of shares whose terms could adversely affect the voting power or value of our ordinary shares.
Our articles of association, as amended, authorize us to issue, subject to the limit therein on the authority of our Board of Directors to allot new shares of the Company, without the approval of the holders of our ordinary shares, a new class or classes of shares, including preference shares, with nominal value in any currency. Such shares may be issued with, or have attached to them, such powers, designations, preferences, voting rights, rights and terms of redemption, and relative participating, optional or other special rights and qualifications, limitations and restrictions as the Board of Directors may determine, including rights to (a) receive dividends (which may include rights to receive preferential or cumulative dividends), (b) distributions made on a winding up of the Company, and (c) be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of shares, at such price or prices (subject to the Companies Act 2006 (“Companies Act”)) or at such rates of exchange and with such adjustments as may be determined by our Board of Directors.
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
U.S. investors may have difficulty enforcing civil liabilities against our Company, our directors or members of our senior management.
There is doubt as to whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or in judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in the U.K. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the U.K. will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The U.S. and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
We are incorporated under English law. The rights of holders of our ordinary shares are governed by English law, including the provisions of the Companies Act, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the U.K. and whose securities are not admitted to trading on a regulated market in the U.K. if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the U.K. This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our Board of Directors, the functions of the directors and where they are resident.

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
On completion of our initial public offering, the new ordinary shares were issued to a nominee for The Depository Trust Company (“DTC”) and corresponding book-entry interests in respect of such ordinary shares credited in the facilities of DTC. On the basis of current law, no charges to U.K. stamp duty or stamp duty reserve tax (“SDRT”) are expected to arise on transfers of book-entry interests in ordinary shares within DTC’s facilities (provided that no written instrument of transfer is entered into in respect of such transfer and DTC does not make an election under section 97A Finance Act 1986) and investors are strongly encouraged to continue to hold ordinary shares in book-entry form through the facilities of DTC.
A transfer of title in the ordinary shares from within the DTC system to a purchaser out of DTC and any subsequent transfers that occur entirely outside the DTC system, will generally attract a charge to stamp duty or SDRT at a rate of 0.5% of any consideration payable for such transfer, which is payable by the transferee of the ordinary shares. Any such duty must be paid and the relevant transfer document, if any, stamped by HM Revenue & Customs (“HMRC”) before the transfer can be registered in our company books. However, if those ordinary shares are redeposited into DTC or any other depositary receipt system or clearance service, the redeposit will attract stamp duty or SDRT at the rate of 1.5%, which is generally to be paid by the transferor.
We have put in place arrangements to require that our ordinary shares held in certificated form cannot be transferred into the DTC system until the transferor of the ordinary shares has first delivered the ordinary shares to a depositary specified by us so that stamp duty (and/or SDRT) may be collected in connection with the initial delivery to the depositary. Any such ordinary shares will be evidenced by a receipt issued by the depositary. Before the transfer can be registered in our books, the transferor will also be required to put the depositary in funds to settle the resultant liability to stamp duty (and/or SDRT), which will be charged at a rate of 1.5% of the value of the shares.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate from over 100 locations in 30 countries across the Americas, Europe, Asia and Australia. Our corporate operations center is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Luxembourg, Shanghai, and Singapore.
Included in our property, plant and equipment are land and buildings with a total carrying amount of $229.7 million as of January 1, 2022, compared to $247.3 million as of January 2, 2021, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, but predominantly in North America. As of January 1, 2022, Gates owned 30 of these facilities, including 23 manufacturing or service centers.
We also lease a number of locations around the world, primarily distribution centers and offices, none of which is individually material to our operations. Refer to note 12 to the audited consolidated financial statements included elsewhere in this report for additional information regarding our lease commitments.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 4, 2022, there were three holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these recordholders, including through banks, brokers, and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information relates to the repurchases of equity securities by Gates during each of the fiscal periods of the fourth quarter of the current year:

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(3)
Oct 3, 2021 - Oct 30, 2021	—	$—	N/A	N/A
Oct 31, 2021 - Nov 27, 2021	—	$—	N/A	N/A
Nov 28, 2021 - Jan 1, 2022	656,451	$16.07	656,451	11,907,749
Total	656,451	$16.07	656,451	11,907,749
(1)    The table reflects open market purchases of our ordinary shares by the Company and does not include commissions or other costs paid to repurchase shares. All shares repurchased were cancelled.
(2)    The repurchase program was established in November 2021, allowing for up to $200 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 31, 2022. Under this publicly announced program, we are authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately-negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any specific dollar amount or number of ordinary shares, and the repurchase program may be suspended or discontinued at any time.
(3)    Based on the closing price of our ordinary shares on January 1, 2022 of $15.91.

Item 6. [Reserved]

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2021 and Fiscal 2020. For discussion and analysis of our financial condition and results of operations for Fiscal 2020 and Fiscal 2019, see Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2020, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including industrial off-highway end markets such as construction and agriculture, industrial on-highway end markets such as transportation, diversified industrial, energy and resources, automotive, and mobility and recreation. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911.
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
During Fiscal 2021, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2021, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales.

We continue to make progress on our restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs and, to a lesser degree, streamlining our selling, general and administrative (“SG&A”) back-office functions. We anticipate that most of the remaining costs associated with these actions will be incurred during 2022. Some of these costs will, in accordance with U.S. GAAP, be classified in cost of sales, negatively impacting gross margin, but due to their nature and impact of hindering comparison of the performance of our businesses on a period-over-period basis or with other businesses, they will be excluded from Adjusted EBITDA, consistent with the treatment of similar costs in prior periods.
During 2021, we experienced challenges from raw material and freight inflation, which we expect to continue in the near term. We have remained price/cost neutral on a dollar basis relative to these impacts in Fiscal 2021 and expect this to continue in 2022. In addition, we have experienced production disruptions and input shortages on labor, raw materials and freight. We continue to prioritize supporting our customers and anticipate that the margin impact of incremental costs incurred as a result of doing so will be temporary. While we believe we can continue to manage through these challenges, this may impact our ability to deliver products to our customers.
Impact of COVID-19 Pandemic
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, which has continued throughout 2021, though impacting our business in different ways at different times. We continue to prioritize the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. We may experience future production disruptions where plants are temporarily closed, or productivity is reduced, by government mandates or as a result of supply chain or labor disruptions, which could place constraints on our ability to produce or deliver our products and meet customer demand or increase our costs.
As shelter-in-place requirements eased in various jurisdictions, we saw sequential quarterly improvements in the second half of 2020 and this continued during the first half of 2021. We expect the pace of these improvements to slow as the global economy continues to normalize, which we began to experience during the second half of 2021. During this crisis, we have maintained our ability to respond to demand improvements and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $445.1 million under our lines of credit, in addition to cash balances of $658.2 million as of January 1, 2022. In addition, our business has a demonstrated ability to generate free cash flow even in challenging environments.
While we have generally seen a rebound in demand from the pandemic-induced declines of 2020, the evolving impact of the pandemic, including the emergence of variants, and continuing measures being taken around the world to combat its spread, may have ongoing implications for our business which may vary from time to time. Some of these impacts may be material but cannot be reasonably estimated at this time.

Results for the year ended January 1, 2022 compared to the results for the year ended January 2, 2021
Summary Gates Performance

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Net sales	$3,474.4	$2,793.0
Cost of sales	2,135.2	1,758.3
Gross profit	1,339.2	1,034.7
Selling, general and administrative expenses	852.7	776.9
Transaction-related expenses	3.7	5.2
Asset impairments	0.6	5.2
Restructuring expenses	7.4	37.3
Other operating income	(9.3)	(1.0)
Operating income from continuing operations	484.1	211.1
Interest expense	133.5	154.3
Other expense (income)	0.9	(14.2)
Income from continuing operations before taxes	349.7	71.0
Income tax expense (benefit)	18.4	(19.3)
Net income from continuing operations	$331.3	$90.3

Adjusted EBITDA(1)	$735.8	$506.6
Adjusted EBITDA margin	21.2%	18.1%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during Fiscal 2021 were $3,474.4 million, compared to $2,793.0 million during the prior year, an increase of 24.4%, or $681.4 million. Our net sales for Fiscal 2021 were favorably impacted by movements in average currency exchange rates of $76.3 million compared to the prior year, due principally to the weakening of the U.S. dollar against a number of currencies, in particular the Euro, Chinese Renminbi and the Canadian Dollar. Excluding this impact, core sales increased by $605.1 million, or 21.7%, during Fiscal 2021 compared to the prior year, driven primarily by higher volumes, but with a $103.7 million benefit from favorable pricing.
Core sales in our Power Transmission and Fluid Power businesses increased by 20.4% and 24.0%, respectively, during Fiscal 2021 compared to the prior year. These improvements, predominantly a function of the significant economic impact from the COVID-19 pandemic in the prior year, were driven primarily by increases in sales to customers in our industrial channels, with industrial first-fit sales up by 34.1% and industrial replacement sales up by 30.7%. The majority of this growth was focused in North America and EMEA, where industrial sales grew by 27.1% and 42.7%, respectively, during Fiscal 2021 compared to the prior year. The diversified industrial end markets, which grew strongly in all regions, but particularly in North America and EMEA, drove most of the industrial channel growth during Fiscal 2021, compared to the prior year, increasing by 35.8% globally. Sales to industrial off-highway end markets grew by 26.7% during Fiscal 2021 compared to the prior year, primarily in North America. Sales to automotive replacement customers increased across all regions, growing globally by 15.0% during Fiscal 2021 compared to the prior year, with over half of this growth coming from EMEA. Sales growth in the automotive first-fit channel was more muted at 2.4% during Fiscal 2021 compared to the prior year, due primarily to a stronger prior year performance in Greater China due to the earlier start to the recovery in this region in 2020, and 2021 impacts from softening customer demand resulting from the global semiconductor chip shortage, and the impact of government-mandated power outages in Greater China.

Cost of sales
Cost of sales for Fiscal 2021 was $2,135.2 million, compared to $1,758.3 million for the prior year, an increase of 21.4%, or $376.9 million. Higher volumes contributed $308.5 million of this increase, with higher inflation-related costs, including higher inbound freight costs, driving an additional $100.9 million of the increase. Unfavorable movements in average currency exchange rates added a further $41.6 million to cost of sales during Fiscal 2021 compared to the prior year. These increases were offset partially by the improved manufacturing performance due to the higher absorption of fixed costs on higher volumes.
Gross profit
Gross profit for Fiscal 2021 was $1,339.2 million, up by $304.5 million or 29.4% from $1,034.7 million for the prior year. As described above, this change was driven primarily by higher volumes, improved manufacturing performance, and a benefit from favorable pricing, offset by higher inflation-related costs.
Our gross profit margin for Fiscal 2021 improved by 150 basis points from prior year to 38.5%.
Selling, general and administrative expenses
SG&A expenses for Fiscal 2021 were $852.7 million compared to $776.9 million for the prior year. This increase of $75.8 million was driven primarily by higher labor costs of $30.4 million and unfavorable movements in average currency exchange rates of $13.7 million. The remainder of the increase resulted largely from various volume-related increases driven by the rebound in demand during the current period compared to the prior year.
Transaction-related expenses
Transaction-related expenses of $3.7 million were incurred during Fiscal 2021, related primarily to the amendment to our Dollar Term Loan credit facility completed in February 2021, as well as certain other corporate transactions during the year. Transaction-related expenses of $5.2 million were incurred during the prior year, related primarily to payments made on resolution of certain contingencies that affected the purchase price paid by Blackstone upon acquiring Gates in July 2014.
Restructuring expenses
As described further under the “Business Trends” section above, we continue to make progress on our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and to streamline our SG&A back-office functions.
Restructuring and other strategic initiative costs, including asset impairments, of $9.4 million were recognized during Fiscal 2021, including $3.4 million of primarily severance and other labor-related expenses related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, and $3.7 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea, including impairment of fixed assets of $0.6 million. Also during Fiscal 2021, we incurred $1.4 million of inventory impairments (recognized in cost of sales), predominantly in North America as part of a strategic product line shift, and we recognized $1.0 million of expenses related to the consolidation of certain of our Middle East businesses. Partially offsetting these costs were gains of $3.1 million on the disposal of buildings in Korea and France that were no longer needed following the completion of certain restructuring initiatives.
Restructuring and other strategic initiative costs, including asset impairments, of $43.9 million were recognized during the prior year, related primarily to the closure of a manufacturing facility in Korea, our European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, the closure of two North American manufacturing facilities, and reductions in workforce, primarily in EMEA and North America. The closure of the Korean facility resulted in an accrual for severance and other labor costs of $13.2 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million (included in asset impairments). Restructuring costs related to our European reorganization were $12.6 million, of which $11.4 million related to estimated severance.
Other operating income
Other operating income of $9.3 million was recognized during Fiscal 2021, related primarily to a net gain on the sale of a purchase option on a building that we lease in Europe.

Interest expense

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Debt:
—Dollar Term Loan	$65.0	$77.2
—Euro Term Loan	24.1	24.2
—Dollar Senior Notes	35.4	35.9
—Other loans	—	0.1
	124.5	137.4
Amortization of deferred issuance costs	5.9	13.5
Other interest expense	3.1	3.4
	$133.5	$154.3
Details of our long-term debt are presented in note 15 to the consolidated financial statements included elsewhere in this report.
Interest on debt for Fiscal 2021 decreased by $12.9 million when compared to the prior year due primarily to interest savings on debt repayments and the benefit from lower interest rates on the Dollar Term Loan, offset partially by the impact of derivatives. The benefit from the repayment of €58.7 million ($69.5 million) of our Euro Term Loan during June 2021 was offset by a combination of the impact of derivatives and an increase in interest caused by unfavorable movements in average currency exchange rates.
Amortization of deferred issuance costs has decreased during Fiscal 2021 due primarily to the extension of the maturity of the Dollar Term Loan completed in February 2021, in addition to the accelerated amortization of $3.7 million incurred in Fiscal 2020 due to the repayment of $300.0 million of our Dollar Term Loan facility on December 31, 2020.
Other expense (income)

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Interest income on bank deposits	$(3.2)	$(4.3)
Foreign currency loss (gain) on net debt and hedging instruments	7.6	(5.3)
Net adjustments related to post-retirement benefits	(4.6)	(4.5)
Other	1.1	(0.1)
	$0.9	$(14.2)
Other expense for Fiscal 2021 was $0.9 million, compared to an income of $14.2 million in the prior year. This change was driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments in addition to lower interest income on cash balances, and fees incurred in relation to our trade accounts receivable factoring program.
Income tax expense (benefit)
For Fiscal 2021, we had an income tax expense of $18.4 million on pre-tax income of $349.7 million, which resulted in an effective tax rate of 5.3% compared to an income tax benefit of $19.3 million on pre-tax income of $71.0 million, which resulted in an effective tax rate of (27.2)% for Fiscal 2020.
The effective tax rate for Fiscal 2021 was driven primarily by tax benefits of $26.4 million related to the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, $16.1 million for deferred taxes on unremitted earnings of our subsidiaries, and $14.0 million from deferred tax rate changes.
The effective tax rate for Fiscal 2020 was driven primarily by tax benefits of $32.3 million related to audit settlements, changes in valuation allowance and tax law changes.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2021 that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $53.4 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. Similarly, we determined that it was more likely than not that deferred income tax assets in Fiscal 2020 primarily related to disallowed interest carryforwards in the U.K., Luxembourg, and Belgium totaling $29.5 million were realizable.
In Fiscal 2020, the deferred tax assets above include $26.0 million of assets which have no expiration in these jurisdictions. As a result of changes in estimates of future taxable profits in the third quarter of Fiscal 2020, due primarily to anticipated changes to the composition of our intercompany financing arrangements related to proposed international tax law changes, our judgment changed regarding valuation allowances on these deferred tax assets.
Significant Events
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is an increase to the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years. This modification significantly increased the current deductible interest expense of the Company for both years, which resulted in a cash benefit while increasing our effective tax rate through requirements to allocate and apportion interest expense for certain other tax purposes, including in determining our global intangible low-taxed income inclusion, deduction for foreign derived intangible income, and the utilization of foreign tax credits.
Adjusted EBITDA
Adjusted EBITDA for Fiscal 2021 was $735.8 million, compared to $506.6 million in the prior year, an increase of 45.2% or $229.2 million. The Adjusted EBITDA margin was 21.2% for Fiscal 2021, a 310 basis point increase from the prior year. The increase in Adjusted EBITDA was driven primarily by the increase in volumes, pricing benefits and improvement in manufacturing performance, as described above, together driving an increase in gross profit of $359.4 million, which was offset partially by higher inflation-related costs, including inbound freight, and higher SG&A expenses, as noted above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”

Analysis by Operating Segment
Power Transmission (63.8% of Gates’ net sales for the year ended January 1, 2022)

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	Period over period change
Net sales	$2,216.3	$1,800.2	23.1%
Adjusted EBITDA	$500.6	$353.0	41.8%
Adjusted EBITDA margin	22.6%	19.6%
Net sales in Power Transmission for Fiscal 2021 increased by 23.1%, or $416.1 million, compared to the prior year. Excluding the favorable impact of movements in average currency exchange rates of $49.2 million, core sales increased by 20.4%, or $366.9 million, compared to the prior year, driven primarily by higher volumes, but with a $57.5 million benefit from favorable pricing.
Power Transmission’s core sales to industrial customers grew by 33.8% during Fiscal 2021, compared to the prior year, driven by growth in industrial first-fit sales, particularly in North America and EMEA, and strong industrial replacement growth in East Asia & India. This industrial growth was predominantly focused in the diversified industrial end market, which grew by 35.9% during Fiscal 2021 compared to the prior year, primarily in North America, EMEA and Greater China. Industrial on-highway end market sales increased globally by 19.7% compared to the prior year, driven by growth in North America and EMEA, while industrial off-highway end market sales were more mixed, with strong growth in North America offset partially by moderate declines in Greater China, due primarily to the stronger prior year performance in Greater China due to the earlier start to the recovery in this region in 2020. Automotive replacement sales also drove growth during Fiscal 2021, increasing by 18.4% globally, compared to the prior year, with strong growth in all regions, but primarily in EMEA, which grew by 24.7% in Fiscal 2021 compared to the prior year. Sales to automotive first-fit customers grew more modestly at 2.8% compared to the prior year, with strong growth in East Asia & India largely offset by declines in Greater China, due to softening customer demand resulting from the global semiconductor chip shortage, and the impact of government-mandated power outages.
Power Transmission Adjusted EBITDA for Fiscal 2021 increased by 41.8% or $147.6 million compared to the prior year, driven primarily by a combination of higher volumes, improved manufacturing performance and pricing benefits. These increases were offset partially by higher inflation-related costs and increased SG&A spending, related primarily to labor. As a result, the Adjusted EBITDA margin for Fiscal 2021 was 22.6%, a 300 basis point improvement from the prior year.
Fluid Power (36.2% of Gates’ net sales for the year ended January 1, 2022)

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	Period over period change
Net sales	$1,258.1	$992.8	26.7%
Adjusted EBITDA	$235.2	$153.6	53.1%
Adjusted EBITDA margin	18.7%	15.5%
Net sales in Fluid Power for Fiscal 2021 increased by 26.7%, or $265.3 million, compared to the prior year. Excluding the favorable impact of movements in average currency exchange rates of $27.1 million, core sales increased by 24.0%, or $238.2 million, compared to the prior year, driven primarily by higher volumes, but with a $46.2 million benefit from favorable pricing.
Fluid Power’s core sales growth in Fiscal 2021 was driven almost entirely by increased sales to industrial customers, which grew by 30.8% compared to the prior year, with industrial replacement sales outperforming sales to industrial first-fit customers. This growth was driven primarily by sales to the industrial off-highway end market, which grew across most regions, but predominantly in EMEA and North America, and in the construction end market in particular, which grew by 62.8% and 25.3%, respectively, in these two regions. Growth in sales to the diversified industrial end market, which grew by 35.6% globally, primarily in North America, also contributed to the overall industrial sales growth in Fiscal 2021 compared to the prior year. Growth in automotive replacement sales was more modest during Fiscal 2021 at 4.7% compared to the prior year, driven primarily by EMEA.

Fluid Power Adjusted EBITDA for Fiscal 2021 increased by 53.1%, or $81.6 million compared to the prior year, driven primarily by a combination of higher volumes, improved manufacturing performance and pricing benefits. These increases were offset partially by higher inflation-related costs and increased SG&A spending, related primarily to labor. As a result, the Adjusted EBITDA margin for Fiscal 2021 was 18.7%, a 320 basis point improvement from the prior year.
Liquidity and Capital Resources
Treasury Responsibilities and Philosophy
Our primary liquidity and capital resource needs are for working capital, debt service requirements, capital expenditures, share repurchases, facility expansions and acquisitions. We expect to finance our future cash requirements with cash on hand, cash flows from operations and, where necessary, borrowings under our revolving credit facilities. We have historically relied on our cash flow from operations and various debt and equity financings for liquidity.
From time to time, we enter into currency derivative contracts to manage currency transaction exposures. Similarly from time to time, we may enter into interest rate derivatives to maintain the desired mix of floating and fixed rate debt.
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not have any meaningful debt maturities until 2024; however, we regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure, and may refinance all or a portion of our indebtedness on or before maturity. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and believe that we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Year ended January 1, 2022 compared to the year ended January 2, 2021
Cash provided by operating activities was $382.4 million during Fiscal 2021 compared to cash provided by operating activities of $309.0 million during the prior year. This increase was driven primarily by higher operating performance during the current year, offset partially by an increase in trade working capital of $131.3 million more than in the prior year, driven by the increase in production and sales, and an increase of $22.6 million in cash taxes paid.
Net cash used in investing activities during Fiscal 2021 was $86.0 million, compared to $77.5 million in the prior year. This increase was driven primarily by higher capital expenditures, which increased by $19.6 million from $67.4 million in the prior year to $87.0 million in Fiscal 2021, offset partially by proceeds of $8.4 million on disposal of fixed assets.
Net cash used in financing activities was $148.6 million during Fiscal 2021, compared to $353.8 million in the prior year. This lower cash outflow was driven primarily by the $300.0 million repayment of our Dollar Term Loan facility in December 2020, offset partially by the $69.5 million repayment made in June 2021 against our Euro Term Loan facility, $11.4 million of higher debt issuance costs, related primarily to the amendments made to the credit agreement during February 2021, and $10.6 million paid to acquire shares under our share repurchase program.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of January 1, 2022	As of January 2, 2021	As of January 1, 2022	As of January 2, 2021
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$1,986.1	$2,131.2	$2,011.2	$2,152.6
—Unsecured
Senior Notes (U.S. dollar)	578.5	577.3	568.0	568.0
Other debt	—	0.2	—	0.2
	$2,564.6	$2,708.7	$2,579.2	$2,720.8
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
Dollar Term Loan credit agreement amendments
On February 24, 2021, we made amendments to the Dollar Term Loan credit agreement, including extending its maturity date from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable interest rate margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
During the third quarter, as a consequence of the amendments described above, the margin on the Dollar Term Loan was reduced by 0.25% as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times.
Revolver extensions
On November 18, 2021, we amended the credit agreements governing both of our revolving credit facilities to, among other things, increase the size of the cash flow revolving credit facility from $185.0 million to $250.0 million, and decrease the maximum commitments available under the asset-backed revolver from $325.0 million to $250.0 million. In addition, the letter of credit sub-facility under the cash flow revolving credit facility was increased from $20.0 million to $75.0 million. The maturity dates of both revolving credit facilities were also extended from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Euro Term Loan and Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities).
In connection with these amendments, we paid fees of $3.3 million, which have been deferred and will, together with existing deferred issuance costs related to these facilities, be amortized to interest expense over the new term of the facilities on a straight-line basis.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended January 1, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 69% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of January 1, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 62% of our total assets and approximately 28% of our total liabilities.

Net Debt
Net debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2021, our net debt decreased by $278.4 million from $2,199.4 million as of January 2, 2021 to $1,921.0 million as of January 1, 2022. Net debt was impacted favorably by $39.6 million due to movements in currency exchange rates, related primarily to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt. Excluding this impact, net debt decreased by $238.8 million, which was driven primarily by cash provided by operating activities of $382.4 million, offset partially by a number of cash outflows, including capital expenditures of $87.0 million, dividends paid to non-controlling shareholders of $26.6 million, debt issuance costs of $11.7 million paid primarily in respect of the amendments to the credit agreement in February 2021, and $10.6 million paid to acquire shares under our share repurchase program.
Borrowing Headroom
As of January 1, 2022, our asset-backed revolving credit facility had a borrowing base of $240.4 million, being the maximum amount we can draw down based on the current value of the secured assets. The facility was undrawn for cash, but there were letters of credit outstanding against the facility amounting to $45.3 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million.
In total, our committed borrowing headroom was $445.1 million, in addition to cash balances of $658.2 million.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of January 1, 2022 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $103.7 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2022	2023 and 2024	2025 and 2026	2027 and beyond
Bank overdrafts and debt:
—Principal	$2,579.2	$21.2	$664.2	$599.0	$1,294.8
—Interest payments(1)	469.9	99.7	191.2	161.7	17.3
Derivative financial instruments(2)	62.4	34.0	22.6	5.8	—
Finance leases	3.4	1.4	1.6	0.4	—
Operating leases	170.0	24.8	42.4	32.6	70.2
Post-retirement benefits(3)	14.1	14.1	—	—	—
Indemnified tax liabilities	0.2	0.2	—	—	—
Purchase obligations(4)	37.1	20.3	15.2	1.6	—
Total	$3,336.3	$215.7	$937.2	$801.1	$1,382.3
(1)    Future interest payments include payments on fixed and floating rate debt. Floating rate interest payments are estimated based on forward market interest rates and terms prevailing as of January 1, 2022.
(2)    Net payments on cross currency swaps, interest rate caps, interest rate swaps and currency forward contracts are estimated based on forward market rates prevailing as of January 1, 2022.
(3)    Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2022. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
(4)    A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Cash Balances
As of January 1, 2022, our total cash and cash equivalents were $658.2 million, compared to $521.4 million as of January 2, 2021.
Restricted cash was $2.7 million as of January 1, 2022, compared to $2.7 million as of January 2, 2021, including $1.0 million as of January 1, 2022 and $1.0 million as of January 2, 2021, which was held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $168.4 million and $152.7 million as of January 1, 2022 and January 2, 2021, respectively.
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
Non-GAAP Measures
EBITDA and Adjusted EBITDA
“EBITDA” is a non-GAAP measure that represents net income or loss for the period before the impact of income taxes, net interest and other expenses, depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting net finance costs), tax positions (such as the availability of net operating losses against which to relieve taxable profits), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).
Management uses “Adjusted EBITDA” as its key profitability measure. This is a non-GAAP measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. We use Adjusted EBITDA as our measure of segment profitability to assess the performance of our businesses, and it is used for total Gates as well because we believe it is important to consider our profitability on a basis that is consistent with that of our operating segments, as well as that of our peer companies with a similar leveraged, private equity ownership history. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our businesses.
During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•non-cash charges in relation to share-based compensation;
•transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses, and equity and debt transactions;
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
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Net income from continuing operations	$331.3	$90.3	$694.7
Income tax expense (benefit)	18.4	(19.3)	(495.9)
Net interest and other expenses	134.4	140.1	148.0
Depreciation and amortization	222.6	218.6	222.2
EBITDA	706.7	429.7	569.0
Transaction-related expenses (1)	3.7	5.2	2.6
Asset impairments	0.6	5.2	0.7
Restructuring expenses	7.4	37.3	6.0
Share-based compensation expense	24.6	19.8	15.0
Sponsor fees (included in other operating expense)	—	1.9	6.5
Inventory impairments (included in cost of sales)	1.4	1.4	1.2
Severance expenses (included in cost of sales)	—	1.0	4.0
Severance expenses (included in SG&A)	0.7	8.0	3.4
Other items not directly related to current operations (2)	(9.3)	(2.9)	2.6
Adjusted EBITDA	$735.8	$506.6	$611.0
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    During Fiscal 2021, we realized a net gain of $9.3 million related to the sale of a purchase option on a building that we lease in Europe.
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$3,474.4	$2,793.0	$3,087.1
Adjusted EBITDA	$735.8	$506.6	$611.0
Adjusted EBITDA margin	21.2%	18.1%	19.8%

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

	For the year ended January 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended January 1, 2022	$2,216.3	$1,258.1	$3,474.4
Impact on net sales of movements in currency rates	(49.2)	(27.1)	(76.3)
Core revenue for the year ended January 1, 2022	2,167.1	1,231.0	3,398.1

Net sales for the year ended January 2, 2021	1,800.2	992.8	2,793.0
Increase in net sales on a core basis (core revenue)	$366.9	$238.2	$605.1

Core revenue growth	20.4%	24.0%	21.7%

	For the year ended January 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended January 2, 2021	$1,800.2	$992.8	$2,793.0
Impact on net sales of movements in currency rates	18.4	16.1	34.5
Core revenue for the year ended January 2, 2021	1,818.6	1,008.9	2,827.5

Net sales for the year ended December 28, 2019	1,945.7	1,141.4	3,087.1
Decrease in net sales on a core basis (core revenue)	$(127.1)	$(132.5)	$(259.6)

Core revenue decline	(6.5)%	(11.6)%	(8.4)%
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
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Principal amount of debt	$2,579.2	$2,720.8
Less: Cash and cash equivalents	(658.2)	(521.4)
Net debt	$1,921.0	$2,199.4

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Principal amount of debt	$2,579.2	$2,720.8
Accrued interest	16.9	17.3
Deferred issuance costs	(31.5)	(29.4)
Carrying amount of debt	$2,564.6	$2,708.7
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $4.7 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $0.9 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of January 1, 2022, compared to a receivable of $0.6 million as of January 2, 2021, and additional cash and cash equivalents held by the Company and other indirect parents of Gates Global LLC of $12.7 million and $4.2 million as of January 1, 2022 and January 2, 2021, respectively.
Critical Accounting Estimates and Judgments
Details of our significant accounting policies are set out in note 2 to our audited consolidated financial statements included elsewhere in this annual report.
When applying our accounting policies, we must make assumptions, judgments and estimates concerning the future that affect reported amounts of assets, liabilities, revenue and expenses. We make these assumptions, estimates and judgments based on factors such as historical experience, the observance of trends in the industries in which we operate and information available from our customers and other outside sources. Due to the inherent uncertainty involved in making assumptions, estimates and judgments, the actual outcomes could be different. The policies discussed below are considered by management to be more critical than other policies because their application involves a significant amount of estimation uncertainty that increases the risk of a material adjustment to the carrying amounts of our assets and liabilities.
Net Sales
We derive our net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world.
In most of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers.

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
Cash flows for each of the reporting units for the years beyond this period were projected to grow at compound annual growth rates reflecting annual changes over the next seven years from the 2024 growth rates to the terminal growth rate. For Gates as a whole, this growth rate was calculated to be 1.6%. The terminal growth rate for both reporting units was set at 2.5%, a rate that does not exceed the expected long-term growth rates in the respective principal end markets.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2021 were 9.0% for both reporting units.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2021.
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
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2021 impairment test was 10.0%. As a result of the impairment testing, no impairment was recognized during Fiscal 2021.
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
We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2021, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $53.4 million were realizable. During Fiscal 2020, we determined that it was more likely than not that certain deferred income tax assets in the U.K., Luxembourg and Belgium totaling $29.5 million were realizable.

Accounting Pronouncements Not Yet Adopted
Recently issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in note 3 to our audited consolidated financial statements included elsewhere in this annual report.
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
The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Cash and cash equivalents by currency:
—U.S. dollar	$346.2	$199.5
—Chinese Yuan Renminbi	109.7	94.8
—Indian Rupee	14.9	49.6
—Euro	32.5	37.8
—Japanese Yen	42.1	30.6
—Other	112.8	109.1
	$658.2	$521.4
Principal amount of debt by currency:
—U.S. dollar	$1,641.9	$1,634.2
—Euro	937.3	1,086.6
	$2,579.2	$2,720.8
As described in note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2021 and Fiscal 2020 we had designated a portion of our Euro Term Loans, as well as a €254.5 million cross currency swap, as hedges of a portion of our net investment in euro-denominated foreign operations. Changes in the value of these instruments resulting from fluctuations in the euro to U.S. dollar exchange rate are accordingly recorded as foreign currency translation adjustments within other comprehensive income.

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
As of January 1, 2022
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
The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of January 1, 2022				As of January 2, 2021
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$0.6	$0.6	$—	$—	$2.1	$2.1
Cash and cash equivalents	203.5	—	454.7	658.2	214.1	—	307.3	521.4
Restricted cash	—	—	2.7	2.7	—	—	2.7	2.7
	203.5	—	458.0	661.5	214.1	—	312.1	526.2
Financial liabilities:
Debt	(657.3)	(1,921.9)	—	(2,579.2)	(762.9)	(1,957.7)	(0.2)	(2,720.8)
Obligations under finance leases	—	(3.3)	—	(3.3)	—	(3.0)	—	(3.0)
	(657.3)	(1,925.2)	—	(2,582.5)	(762.9)	(1,960.7)	(0.2)	(2,723.8)
	$(453.8)	$(1,925.2)	$458.0	$(1,921.0)	$(548.8)	$(1,960.7)	$311.9	$(2,197.6)
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

Commodity Risk
We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials such as aluminum, steel and polymers are subject to price fluctuations, which could have a negative impact on our results. We primarily manage these risks through normal operating activities. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives and materials science capabilities to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We historically have not entered into any derivative commodity instruments to manage the exposure to changing price risk for supplies, but we will continue to evaluate their viability.
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
Two customers of our North America businesses accounted for 13.9% and 10.0%, respectively, of our total trade accounts receivable balance as of January 1, 2022, compared to 11.9% and 16.5%, respectively, as of January 2, 2021. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2022, the Company’s disclosure controls and procedures were effective.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at January 1, 2022, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 1, 2022. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at January 1, 2022.
Deloitte & Touche LLP (PCAOB ID No. 34), the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of January 1, 2022, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2022 annual general meeting of shareholders (our “2022 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of January 1, 2022, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
Code of Ethics
We maintain a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website at www.gates.com under “About Us: Investor Relations: Governance: Governance Documents.” Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained on, or accessible from, our website is not part of this annual report by reference or otherwise.
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2022 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 1, 2022, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2022 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 1, 2022, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2022 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 1, 2022, under the headings “Corporate Governance” and “Related-Person Transactions Policies and Procedures.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2022 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of January 1, 2022, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc	10-K	4.1	2/10/2021
4.2	Indenture, dated as of November 22, 2019, by and among Gates Global LLC, Gates Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee, which includes the Form of 6.25% Senior Notes due 2026	8-K	4.1	11/27/2019
10.1	Shareholders Agreement	8-K	10.1	1/29/2018
10.2	Registration Rights Agreement	8-K	10.2	1/29/2018
10.3	Monitoring Fee Agreement	8-K	10.3	1/29/2018
10.4	Support and Services Agreement	8-K	10.4	1/29/2018
10.5	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.6	Second Amended and Restated Credit Agreement, dated as of November 18, 2021, among the U.S. Borrower, the Canadian Borrower, the other guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.2	11/22/2021
10.7	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.8	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017
10.9	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017

10.10	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.11	Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, and Amendment No. 3 thereto, dated as of January 24, 2018) among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.1	3/1/2021
10.12	Amendment No. 5, dated as of November 18, 2021, to the Credit Agreement, dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, Amendment No. 3 thereto, dated as of January 24, 2018, and Amendment No. 4 thereto, dated as of February 24, 2021) among the U.S. Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.1	11/22/2021
10.13	ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto	S-1	10.23	12/27/2017
10.14	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.15	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.16	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.17	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek and Walter Lifsey)†	10-K	10.16	2/14/2019
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Roger Gaston and Tom Pitstick)†	10-K	10.17	2/14/2019
10.20	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.21	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Roger Gaston and Tom Pitstick)†	10-K	10.19	2/14/2019
10.22	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.23	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.21	2/14/2019
10.24	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.22	2/14/2019
10.25	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.26	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	5/3/2018
10.27	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	11/2/2018
10.28	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	11/2/2018
10.29	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.4	11/2/2018
10.30	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.5	11/2/2018

10.31	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.1	5/8/2019
10.32	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.2	5/8/2019
10.33	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	5/8/2019
10.34	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.4	5/8/2019
10.35	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019
10.36	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.34	2/21/2020
10.37	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.35	2/21/2020
10.38	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.†	10-K	10.36	2/21/2020
10.39	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.40	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.41	Form of Executive Severance Plan†	S-1	10.15	12/27/2017
10.42	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
10.43	Retirement, Transition and Consulting Agreement, effective May 7, 2021, between the Company and Mr. Gaston†	10-Q	10.2	5/11/2021
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended January 1, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended January 1, 2022, January 2, 2021 and December 28, 2019 (ii) Consolidated Statements of Comprehensive Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 (iii) Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021, (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 (v) Consolidated Statements of Shareholders' Equity for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, and (vi) Notes to the Consolidated Financial Statements.*

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
(On behalf of the Registrant and as Principal Financial Officer)
Date: February 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2022.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ L. Brooks Mallard	Chief Financial Officer
L. Brooks Mallard	(Principal Financial Officer)

/s/ David M. Wisniewski	Chief Accounting Officer
David M. Wisniewski	(Principal Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Julia C. Kahr	Director
Julia C. Kahr

/s/ Terry Klebe	Director
Terry Klebe

/s/ James W. Ireland, III	Director
James W. Ireland, III

/s/ Stephanie K. Mains	Director
Stephanie K. Mains

/s/ Wilson S. Neely	Director
Wilson S. Neely

/s/ Alicia Tillman	Director
Alicia Tillman

/s/ Peifang Zhang	Director
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a weighted blend of the income and the market approaches. Similarly, the Company’s evaluation of its brands and trade names intangible asset involves the comparison of the fair value of the brands and trade names intangible asset to its carrying value. The Company determined the fair value of the brands and trade names intangible asset using a relief from royalty valuation methodology. The determination of the fair value for both the goodwill and brands and trade names intangible asset impairment analyses required management to make significant estimates and assumptions related to forecasts of sales growth rates. The goodwill balance was $2,063.0 million as of January 1, 2022, of which $674.9 million and $1,388.1 million was allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brands and trade names intangible asset balance was $469.4 million as of January 1, 2022. The fair value of the brands and trade names intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of goodwill and the brands and trade names intangible asset for its impairment analyses and the uncertainty in the current economic environment, performing audit procedures to evaluate the reasonableness of management’s forecasts of sales growth rates through 2024 (“sales growth rates”) required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of sales growth rates used by management to estimate the fair value of goodwill and the brands and trade names intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brands and trade names intangible asset impairment evaluations, including those over the determination of the fair value of goodwill and the brands and trade names intangible asset, including controls related to management’s forecasts of sales growth rates.
•We evaluated management’s ability to accurately forecast sales growth rates by comparing actual results to management’s historical forecasts to determine if the difference between historical forecast and actual results would have a material impact on the goodwill and brands and trade names intangible asset impairment analyses.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s forecasts of sales growth rates by comparing the forecasts to (1) historical and projected financial information of peer companies and other industry participants from external market sources and (2) macroeconomic data on projected growth.
•We evaluated the reasonableness of management’s forecasts of sales growth rates by comparing forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecast information included in Company press releases as well as in analyst reports of the Company.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 11, 2022
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$3,474.4	$2,793.0	$3,087.1
Cost of sales	2,135.2	1,758.3	1,944.6
Gross profit	1,339.2	1,034.7	1,142.5
Selling, general and administrative expenses	852.7	776.9	777.3
Transaction-related expenses	3.7	5.2	2.6
Asset impairments	0.6	5.2	0.7
Restructuring expenses	7.4	37.3	6.0
Other operating (income) expenses	(9.3)	(1.0)	9.1
Operating income from continuing operations	484.1	211.1	346.8
Interest expense	133.5	154.3	157.8
Other expenses (income)	0.9	(14.2)	(9.8)
Income from continuing operations before taxes	349.7	71.0	198.8
Income tax expense (benefit)	18.4	(19.3)	(495.9)
Net income from continuing operations	331.3	90.3	694.7
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	—	0.3	0.6
Net income	331.3	90.0	694.1
Less: non-controlling interests	34.2	10.6	4.0
Net income attributable to shareholders	$297.1	$79.4	$690.1

Earnings per share
Basic
Earnings per share from continuing operations	$1.02	$0.27	$2.38
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$1.02	$0.27	$2.38

Diluted
Earnings per share from continuing operations	$1.00	$0.27	$2.37
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$1.00	$0.27	$2.37
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$331.3	$90.0	$694.1
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax expense, respectively, of $0, $0 and $(0.8)	(105.6)	113.1	29.4
—Gain (loss) on net investment hedges, net of tax expense, respectively, of $0, $(0.1) and $0	33.8	(41.9)	5.5
Total foreign currency translation movements	(71.8)	71.2	34.9
Cash flow hedges (interest rate derivatives):
—Gain (loss) arising in the period, net of tax (expense) benefit, respectively, of $(2.9) and $5.6, and $4.5	8.8	(23.5)	(27.2)
—Reclassification to net income, net of tax expense, respectively, of $(5.4), $(2.5), and $(0.2)	16.2	10.2	2.3
Total cash flow hedges movements	25.0	(13.3)	(24.9)
Post-retirement benefits:
—Current year actuarial movements, net of tax (expense) benefit, respectively, of $(5.9), $(5.8) and $2.8	21.6	24.8	(16.7)
—Reclassification of prior year actuarial movements to net income, net of tax benefit (expense), respectively, of $0, $0.5, and $(0.2)	0.1	(1.8)	0.2
Total post-retirement benefits movements	21.7	23.0	(16.5)
Other comprehensive (loss) income	(25.1)	80.9	(6.5)
Comprehensive income for the period	$306.2	$170.9	$687.6

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$277.3	$132.7	$686.6
—Loss arising from discontinued operations	—	(0.3)	(0.6)
	277.3	132.4	686.0
Comprehensive income attributable to non-controlling interests	28.9	38.5	1.6
Comprehensive income for the period	$306.2	$170.9	$687.6
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of January 1, 2022	As of January 2, 2021
Assets
Current assets
Cash and cash equivalents	$658.2	$521.4
Trade accounts receivable, net	708.1	695.0
Inventories	682.6	508.2
Taxes receivable	19.1	28.6
Prepaid expenses and other assets	210.7	153.4
Total current assets	2,278.7	1,906.6
Non-current assets
Property, plant and equipment, net	670.3	705.0
Goodwill	2,063.0	2,120.2
Pension surplus	75.5	69.3
Intangible assets, net	1,642.2	1,788.6
Right-of-use assets	124.2	120.9
Taxes receivable	15.7	26.5
Deferred income taxes	639.3	672.6
Other non-current assets	24.1	16.6
Total assets	$7,533.0	$7,426.3
Liabilities and equity
Current liabilities
Debt, current portion	$38.1	$42.7
Trade accounts payable	506.6	417.4
Taxes payable	34.1	14.0
Accrued expenses and other current liabilities	277.1	252.2
Total current liabilities	855.9	726.3
Non-current liabilities
Debt, less current portion	2,526.5	2,666.0
Post-retirement benefit obligations	106.2	142.5
Lease liabilities	116.4	113.6
Taxes payable	103.7	111.5
Deferred income taxes	283.7	360.4
Other non-current liabilities	59.2	121.0
Total liabilities	4,051.6	4,241.3
Commitments and contingencies (note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 291,282,137 (January 2, 2021: authorized shares: 3,000,000,000; outstanding shares: 290,853,067)	2.9	2.9
—Additional paid-in capital	2,484.1	2,456.8
—Accumulated other comprehensive loss	(825.2)	(805.4)
—Retained earnings	1,437.9	1,151.4
Total shareholders’ equity	3,099.7	2,805.7
Non-controlling interests	381.7	379.3
Total equity	3,481.4	3,185.0
Total liabilities and equity	$7,533.0	$7,426.3
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities
Net income	$331.3	$90.0	$694.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222.6	218.6	222.2
Foreign exchange and other non-cash financing expenses	33.2	18.9	10.6
Share-based compensation expense	24.6	19.8	15.0
Decrease in post-employment benefit obligations, net	(14.7)	(12.4)	(9.4)
Deferred income taxes	(94.3)	(47.7)	(648.4)
Asset impairments	2.0	6.6	1.9
Other operating activities	3.7	9.1	4.1
Changes in operating assets and liabilities:
—(Increase) decrease in accounts receivable	(22.3)	9.7	41.8
—(Increase) decrease in inventories	(192.4)	(22.1)	65.1
—Increase (decrease) in accounts payable	99.6	28.6	(48.2)
—(Increase) decrease in prepaid expenses and other assets	(41.3)	6.8	(2.6)
—Increase (decrease) in taxes payable	38.7	(48.1)	46.2
—(Decrease) increase in other liabilities	(8.3)	31.2	(43.5)
Net cash provided by operating activities	382.4	309.0	348.9
Cash flows from investing activities
Purchases of property, plant and equipment	(77.7)	(58.2)	(72.1)
Purchases of intangible assets	(9.3)	(9.2)	(11.0)
Cash paid under corporate-owned life insurance policies	(11.2)	(10.9)	(10.7)
Cash received under corporate-owned life insurance policies	2.4	1.5	12.0
Other investing activities	9.8	(0.7)	3.8
Net cash used in investing activities	(86.0)	(77.5)	(78.0)
Cash flows from financing activities
Issuance of shares	4.6	3.1	1.8
Repurchase of shares	(10.6)	—	—
Proceeds from long-term debt	—	—	568.0
Payments of long-term debt	(91.0)	(331.2)	(593.1)
Debt issuance costs paid	(11.7)	(0.3)	(8.3)
Dividends paid to non-controlling interests	(26.6)	(19.0)	(28.8)
Other financing activities	(13.3)	(6.4)	1.1
Net cash used in financing activities	(148.6)	(353.8)	(59.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11.0)	9.8	0.4
Net increase (decrease) in cash and cash equivalents	136.8	(112.5)	212.0
Cash and cash equivalents and restricted cash at the beginning of the period	524.1	636.6	424.6
Cash and cash equivalents and restricted cash at the end of the period	$660.9	$524.1	$636.6
Supplemental schedule of cash flow information
Interest paid	$121.2	$135.7	$150.8
Income taxes paid	$83.0	$60.4	$108.8
Accrued capital expenditures	$1.0	$1.0	$1.8
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non-controlling interests	Total equity
As of December 29, 2018	$2.9	$2,416.9	$(854.3)	$381.9	$1,947.4	$386.3	$2,333.7
Net income	—	—	—	690.1	690.1	4.0	694.1
Other comprehensive loss, net	—	—	(4.1)	—	(4.1)	(2.4)	(6.5)
Total comprehensive (loss) income	—	—	(4.1)	690.1	686.0	1.6	687.6
Other changes in equity:
—Issuance of shares	—	1.8	—	—	1.8	—	1.8
—Share-based compensation	—	14.6	—	—	14.6	—	14.6
—Change in ownership of a controlled subsidiary	—	1.2	—	—	1.2	(1.2)	—
—Shares issued by a subsidiary to a non-controlling interest	—	—	—	—	—	1.8	1.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.8)	(28.8)
As of December 28, 2019	2.9	2,434.5	(858.4)	1,072.0	2,651.0	359.7	3,010.7
Net income	—	—	—	79.4	79.4	10.6	90.0
Other comprehensive income, net	—	—	53.0	—	53.0	27.9	80.9
Total comprehensive income	—	—	53.0	79.4	132.4	38.5	170.9
Other changes in equity:
—Issuance of shares	—	2.8	—	—	2.8	—	2.8
—Share-based compensation	—	19.5	—	—	19.5	0.1	19.6
—Dividends paid to non-controlling interests	—	—	—	—	—	(19.0)	(19.0)
As of January 2, 2021	2.9	2,456.8	(805.4)	1,151.4	2,805.7	379.3	3,185.0
Net income	—	—	—	297.1	297.1	34.2	331.3
Other comprehensive loss, net	—	—	(19.8)	—	(19.8)	(5.3)	(25.1)
Total comprehensive (loss) income	—	—	(19.8)	297.1	277.3	28.9	306.2
Other changes in equity:
—Issuance of shares	—	3.9	—	—	3.9	—	3.9
—Repurchase of shares	—	—	—	(10.6)	(10.6)	—	(10.6)
—Share-based compensation	—	23.4	—	—	23.4	0.1	23.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(26.6)	(26.6)
As of January 1, 2022	$2.9	$2,484.1	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4

The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Consolidated Financial Statements
1. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was incorporated in the United Kingdom and registered in England and Wales on September 25, 2017.
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
The first quarter of 2020 marked the beginning of an unprecedented environment for the global economy, as governments, companies and communities implemented strict measures to minimize the spread of the novel coronavirus (“COVID-19”) pandemic. While we have generally seen a rebound in demand from the pandemic-induced declines of 2020, the evolving impact of the pandemic, including the emergence of variants, and continuing measures being taken around the world to combat the pandemic’s spread, may have ongoing implications for our business which may vary from time to time. Some of these impacts may be material but cannot be reasonably estimated at this time.
2. Significant accounting policies
A. Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated.
The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior year, except for the adoption on the first day of our 2021 fiscal year of the following new Accounting Standard Update (“ASU”):
•ASU 2019-12 “Simplifying the Accounting for Income Taxes” (Topic 740): Income Taxes
In December 2019, the Financial Accountant Standards Board (“FASB”) issued an ASU to simplify and reduce the complexity of general principles in Topic 740: Income Taxes. Such simplifications include the elimination of certain exceptions to: 1) the incremental approach for intraperiod tax allocation, 2) the requirement to recognize a deferred income tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) the ability not to recognize a deferred income tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this ASU did not have any significant impact on our consolidated financial statements.
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of January 1, 2022 and January 2, 2021 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended January 1, 2022 (“Fiscal 2021”), January 2, 2021 (“Fiscal 2020”) and December 28, 2019 (“Fiscal 2019”).
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
D. Foreign currency transactions and translation
Transactions denominated in currencies other than the entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction loss included in operating income from continuing operations during Fiscal 2021 was $7.1 million, compared to a loss of $7.7 million in Fiscal 2020 and a loss of $1.7 million in Fiscal 2019. We also recognized net financing-related foreign currency transaction losses within other expenses (income) of $7.6 million during Fiscal 2021, compared to a gain of $5.3 million in Fiscal 2020 and a gain of $0.8 million in Fiscal 2019.
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
In most of our agreements with customers, we consider accepted customer purchase orders, which in some cases are governed by master sales agreements, to represent the contracts with our customers. Revenue from the sale of goods under these contracts is measured at the invoiced amount, net of estimated returns, early settlement discounts and rebates. Taxes collected from customers relating to product sales and remitted to government authorities are excluded from revenues. Where a customer has the right to return goods, future returns are estimated based on historical returns profiles. Settlement discounts that may apply to unpaid invoices are estimated based on the settlement histories of the relevant customers. Our transaction prices often include variable consideration, usually in the form of discounts and rebates that may apply to issued invoices. The reduction in the transaction price for variable consideration requires that we make estimations of the expected total qualifying sales to the relevant customers. These estimates, including an analysis for potential constraint on variable consideration, take into account factors such as the nature of the rebate program, historical information and expectations of customer and consumer behavior. Overall, the transaction price is reduced to reflect our estimate of the consideration that is not probable of significant reversal.
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
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2021, we recognized shipping and handling costs of $170.1 million, compared to $137.2 million in Fiscal 2020 and $145.2 million in Fiscal 2019.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $70.7 million in Fiscal 2021, compared to $67.2 million in Fiscal 2020 and $67.9 million in Fiscal 2019. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2021, we recognized advertising costs of $12.0 million, compared to $6.7 million in Fiscal 2020 and $10.2 million in Fiscal 2019.
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
H. Inventories
Inventories are stated at the lower of cost or net realizable value. A valuation adjustment is made to inventory for any excess, obsolete or slow-moving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles. Any consequent write-down of inventory results in a new cost basis for inventory.
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of January 1, 2022, inventories whose cost was determined on a LIFO basis represented 31.2% of the total carrying amount of inventories compared to 30.8% as of January 2, 2021. Inventories would have been $9.3 million and $0 million higher than reported as of January 1, 2022 and January 2, 2021, respectively, had all inventories been valued on a FIFO basis, which approximates current cost.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, which are also our reportable segments, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2021, Fiscal 2020 or Fiscal 2019.

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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 92% of the lease liability under non-cancellable leases as of January 1, 2022. The remaining leases are predominantly comprised of equipment and vehicle leases.
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
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of January 1, 2022, there were no significant new leases that have not yet commenced.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheet, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $2.7 million as of January 1, 2022, compared to $2.7 million and $1.3 million as of January 2, 2021 and December 28, 2019, respectively.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of January 1, 2022, the collection of $106.9 million of our trade accounts receivable had been accelerated under this program. During Fiscal 2021, we incurred costs in respect of this program of $1.4 million, which are recorded under other expenses (income).
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
O. Share-based compensation
Share-based compensation has historically been provided to certain of our employees under share option, bonus and other share award plans. All share-award plans are equity settled, except for certain awards issued in the form of stock appreciation rights (“SARs”) to employees in China, where local regulations necessitate a cash-settled award. These awards are therefore accounted for as liabilities rather than equity.
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
Q. Use of estimates
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect the reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for items such as the timing and amount of revenue recognition, rebates, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, expected credit losses, product warranties, income taxes and post-retirement benefits. Estimates and assumptions used are based on factors such as historical experience, observance of trends in the industries in which we operate and information available from our customers and other outside sources.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after January 1, 2022, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
3. Recent accounting pronouncements not yet adopted
The following recent accounting pronouncements are relevant to Gates’ operations but have not yet been adopted:
•ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”
In November 2021, FASB issued this ASU to increase the transparency of government assistance including the disclosure of (i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (i) information about the nature of the transactions and the related accounting policy used to account for them, (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies.
The amendments are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. We do not expect significant impact on our consolidated financial statements on adoption of this ASU.
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
Segment asset information is not provided to the chief operating decision maker and therefore segment asset information has not been presented. Due to the nature of Gates’ operations, cash generation and profitability are viewed as the key measures rather than an asset-based measure.
C. Segment net sales and disaggregated net sales
Sales between reporting segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included below.

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Power Transmission	$2,216.3	$1,800.2	$1,945.7
Fluid Power	1,258.1	992.8	1,141.4
Net sales	$3,474.4	$2,793.0	$3,087.1
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	For the year ended
	January 1, 2022		January 2, 2021		December 28, 2019
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$621.8	$615.5	$538.3	$513.9	$580.4	$590.0
North America, excluding U.S.	179.8	193.8	147.3	146.9	165.3	175.9
United Kingdom (“U.K.”)	50.2	58.3	44.3	28.2	43.6	37.3
EMEA(1), excluding U.K.	640.6	198.8	487.4	151.0	509.9	173.6
East Asia and India	308.6	86.3	251.8	60.5	288.6	74.3
Greater China	344.2	67.8	279.5	66.9	288.4	57.8
South America	71.1	37.6	51.6	25.4	69.5	32.5
Net sales	$2,216.3	$1,258.1	$1,800.2	$992.8	$1,945.7	$1,141.4
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Developed	$2,214.6	$1,787.8	$2,013.4
Emerging	1,259.8	1,005.2	1,073.7
Net sales	$3,474.4	$2,793.0	$3,087.1
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.

“EBITDA” represents net income for the period before net interest and other (income) expenses, income taxes, depreciation and amortization.
“Adjusted EBITDA” represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, the items excluded from EBITDA in computing Adjusted EBITDA primarily included:
•    non-cash charges in relation to share-based compensation;
•    transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses, and equity and debt transactions;
•    impairments of assets;
•    restructuring expenses, including severance-related expenses; and
•    fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Power Transmission	$500.6	$353.0	$412.6
Fluid Power	235.2	153.6	198.4
Adjusted EBITDA	$735.8	$506.6	$611.0
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Net income from continuing operations	$331.3	$90.3	$694.7
Income tax expense (benefit)	18.4	(19.3)	(495.9)
Income from continuing operations before taxes	349.7	71.0	198.8
Interest expense	133.5	154.3	157.8
Other expenses (income)	0.9	(14.2)	(9.8)
Operating income from continuing operations	484.1	211.1	346.8
Depreciation and amortization	222.6	218.6	222.2
Transaction-related expenses (1)	3.7	5.2	2.6
Asset impairments	0.6	5.2	0.7
Restructuring expenses	7.4	37.3	6.0
Share-based compensation expense	24.6	19.8	15.0
Sponsor fees (included in other operating expense)	—	1.9	6.5
Inventory impairments (included in cost of sales)	1.4	1.4	1.2
Severance expenses (included in cost of sales)	—	1.0	4.0
Severance expenses (included in SG&A)	0.7	8.0	3.4
Other items not directly related to current operations (2)	(9.3)	(2.9)	2.6
Adjusted EBITDA	$735.8	$506.6	$611.0

(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    During Fiscal 2021, we realized a net gain of $9.3 million related to the sale of a purchase option on a building that we lease in Europe.

E. Selected geographic information

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Property, plant and equipment, net by geographic location
U.S.	$172.9	$184.4
Rest of North America	127.1	121.5
U.K.	32.8	31.8
Rest of EMEA	151.3	161.4
East Asia and India	45.7	54.9
Greater China	124.8	134.9
South America	15.7	16.1
	$670.3	$705.0
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 36.3% of Gates’ net sales by destination from continuing operations during Fiscal 2021, compared to 39.0% during Fiscal 2020 and 43.2% during Fiscal 2019. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 13.9% and 10.0%, respectively, of our total trade accounts receivable balance as of January 1, 2022, compared to 11.9% and 16.5%, respectively, as of January 2, 2021. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Restructuring expenses:
—Severance expenses	$0.7	$24.0	$4.7
—Non-severance labor and benefit expenses	2.5	3.8	—
—Consulting expenses	2.2	2.1	1.6
—Other net restructuring expenses	2.0	7.4	(0.3)
	7.4	37.3	6.0
Restructuring expenses in asset impairments:
—Impairment of fixed assets	0.6	5.2	0.7

Restructuring expenses in cost of sales:
—Impairment of inventory	1.4	1.4	1.2
Total restructuring expenses	$9.4	$43.9	$7.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$—	$1.0	$4.0
—Severance - related expenses included in SG&A	0.7	8.0	3.4
Total expenses related to other strategic initiatives	$0.7	$9.0	$7.4

Restructuring and other strategic initiatives during Fiscal 2021 included $3.4 million of primarily severance and other labor-related expenses related principally to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, and $3.7 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea, including impairment of fixed assets of $0.6 million. Also during Fiscal 2021, we incurred $1.4 million of inventory impairments, predominantly in North America as part of a strategic product line shift, and we recognized $1.0 million of expenses related to the consolidation of certain of our Middle East businesses. Partially offsetting these costs were gains of $3.1 million on the disposal of buildings in Korea and France that were no longer needed following the completion of certain restructuring initiatives.
Expenses incurred in connection with our restructuring and other strategic initiatives during the year ended January 2, 2021 related primarily to the closure of a manufacturing facility in Korea, our European reorganization involving office and distribution center closures or downsizings and implementation of a regional shared service center, the closure of two North American manufacturing facilities, in addition to reductions in workforce, primarily in EMEA and North America. The closure of the Korean facility resulted in an accrual for severance and other labor costs of $13.2 million, an impairment of inventory of $1.4 million (recognized in cost of sales) and an impairment of fixed assets of $4.8 million (included in asset impairments). Restructuring costs related to our European reorganization were $12.6 million, of which $11.4 million related to estimated severance.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Power Transmission	$5.6	$32.6	$3.5
Fluid Power	3.8	11.3	4.4
Continuing operations	$9.4	$43.9	$7.9
The following summarizes the reserve for restructuring expenses for the year ended January 1, 2022 and January 2, 2021, respectively:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Balance as of the beginning of the period	$17.9	$2.9
Utilized during the period	(18.0)	(23.4)
Charge for the period	8.0	37.7
Released during the period	(0.6)	(0.4)
Foreign currency translation	(0.8)	1.1
Balance as of the end of the period	$6.5	$17.9
Restructuring reserves, which are expected to be utilized during 2022, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.

6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
U.K.	$(32.9)	$(82.7)	$(80.6)
U.S.	63.5	(105.3)	0.9
Other foreign	319.1	259.0	278.5
Income from continuing operations before income taxes	$349.7	$71.0	$198.8
Income tax expense (benefit) on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Current tax
U.K.	$4.2	$(0.1)	$7.5
U.S.	12.9	5.4	21.0
Other foreign	95.6	23.1	124.3
Total current tax expense	$112.7	$28.4	$152.8
Deferred income tax
U.K.	$(18.1)	$(19.2)	$(4.7)
U.S.	(61.7)	2.0	(49.3)
Other foreign	(14.5)	(30.5)	(594.7)
Total deferred income tax benefit	(94.3)	(47.7)	(648.7)
Income tax expense (benefit)	$18.4	$(19.3)	$(495.9)

Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
U.K. corporation tax rate	19.0%	19.0%	19.0%
Effect of:
—State tax provision, net of Federal benefit	1.4%	(0.9%)	(2.1%)
—Provision for unrecognized income tax benefits	(0.4%)	(30.8%)	34.0%
—Company Owned Life Insurance	(2.4%)	(11.3%)	(4.4%)
—Tax on international operations(1)	(31.2%)	(4.4%)	(325.9%)
—Manufacturing incentives(2)	(1.8%)	(4.4%)	0.5%
—Change in valuation allowance(3)	36.3%	(2.8%)	6.6%
—Deferred income tax rate changes	(17.8%)	(3.8%)	17.8%
—Currency exchange rate movements	0.8%	8.2%	6.5%
—Other permanent differences	1.4%	4.0%	(1.4%)
Reported effective income tax rate	5.3%	(27.2%)	(249.4%)
(1)“Tax on international operations” includes U.S. tax on foreign earnings, unremitted earnings of foreign subsidiaries, effects of global funding structures, and effects of differences between statutory and foreign tax rates. Fiscal 2021 includes $129.9 million benefit for additional net deferred tax assets, primarily finite-lived net operating losses for Fiscal 2019 in Luxembourg. Fiscal 2020 and Fiscal 2019 include the effects of tax law enactments other than deferred income tax rate changes. Also, Fiscal 2020 includes the impact of nondeductible transaction-related expenses, and Fiscal 2019 includes $608.6 million for the generation of finite-lived net operating losses in Luxembourg.
(2)“Manufacturing incentives” for Fiscal 2019 includes an adjustment of $5.0 million for the expiration of manufacturing incentives in the Czech Republic, offset partially by $4.1 million of incentives generated during the year.
(3)“Change in valuation allowance” is comprised primarily of:

	For the year ended
Expense (benefit)	January 1, 2022	January 2, 2021	December 28, 2019
Luxembourg finite-lived net operating losses	$129.9	$—	$608.6
Luxembourg indefinite-lived net operating losses	$—	$—	$(579.0)
U.S. foreign tax credits	$(53.4)	$5.4	$—
Disallowed interest carryforwards	$—	$(11.7)	$42.9
Rate change	$48.3	$—	$(36.4)
Significant Events
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is an increase to the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years. This modification significantly increased the current deductible interest expense of the Company for both years, which resulted in a cash benefit while increasing our effective tax rate through requirements to allocate and apportion interest expense for certain other tax purposes, including in determining our global intangible low-taxed income inclusion, deduction for foreign derived intangible income, and the utilization of foreign tax credits.

Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Deferred income tax assets:
Accounts receivable	$3.8	$3.3
Inventories	—	8.0
Property, plant and equipment	—	8.6
Lease liabilities	37.2	36.8
Accrued expenses	36.2	39.8
Post-retirement benefit obligations	4.9	30.1
Compensation	19.9	19.3
Net operating losses	1,629.4	1,540.7
Capital losses	200.8	151.9
Credits	117.1	147.9
Interest	140.2	122.1
Other items	4.4	14.2
	$2,193.9	$2,122.7
Valuation allowances	(1,349.1)	(1,219.9)
Total deferred income tax assets	$844.8	$902.8
Deferred income tax liabilities:
Inventories	$(16.6)	$(22.1)
Property, plant and equipment	(37.8)	(54.8)
Lease right-of-use assets	(31.3)	(30.3)
Intangible assets	(382.5)	(428.3)
Post-retirement benefit obligations	—	(12.9)
Undistributed earnings	(21.0)	(40.6)
Other items	—	(1.6)
Total deferred income tax liabilities	$(489.2)	$(590.6)
Net deferred income tax assets	$355.6	$312.2
As of January 1, 2022, the Company had the following loss and credit carryforward amounts:
•Gates had U.S. federal, U.K. and foreign operating tax losses amounting to $6,504.7 million and U.S. state operating tax losses amounting to $147.9 million. Operating losses of $3,331.4 million can be carried forward indefinitely and $3,321.2 million have expiration dates between 2021 and 2040. We recognized a related deferred income tax asset of $603.4 million after valuation allowance of $1,026.0 million;
•Gates had U.S. federal and U.K. capital tax losses amounting to $805.2 million, of which $791.8 million can be carried forward indefinitely and $13.4 million expire in 2026. We recognized no related deferred income tax asset after valuation allowance of $200.8 million;
•Gates had U.S. federal, Luxembourg, Belgium and U.K. interest expense deductions which can be carried forward amounting to $570.8 million. Interest expense carried forward can be carried forward indefinitely. We recognized a related deferred tax asset of $114.0 million after valuation allowance of $26.2 million; and
•Gates had U.S. federal foreign tax credits amounting to $117.1 million, which expire between 2022 and 2027. We recognized a related deferred income tax asset of $25.4 million after valuation allowance of $91.7 million.

As of January 1, 2022, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,621.6 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $21.0 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2021 that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $53.4 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. Similarly, we determined that it was more likely than not that deferred income tax assets in Fiscal 2020 primarily related to disallowed interest carryforwards in the U.K., Luxembourg, and Belgium totaling $29.5 million and Fiscal 2019 primarily related to indefinite-lived net operating losses in Luxembourg totaling $586.2 million were realizable.
In Fiscal 2020, the deferred tax assets above include $26.0 million of assets which have no expiration in these jurisdictions. As a result of changes in estimates of future taxable profits in the third quarter of Fiscal 2020, due primarily to anticipated changes to the composition of our intercompany financing arrangements related to proposed international tax law changes, our judgment changed regarding valuation allowances on these deferred tax assets.
Included within the $586.2 million of valuation allowances released in Fiscal 2019 are deferred income tax assets totaling $579.0 million related to €2.1 billion of indefinite-lived net operating losses in Luxembourg for which our evaluation of the positive and negative evidence changed during the first quarter of Fiscal 2019 due to the implementation of our European corporate center. Our European corporate center was implemented in Fiscal 2019 to centralize and strengthen regional operations in Europe, which thereafter became centrally managed from Luxembourg.

Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
At the beginning of the period	$121.6	$147.3	$80.1
Increases for tax positions related to the current period	6.7	6.9	70.6
Increases for tax positions related to prior periods	0.7	0.5	5.8
Decreases for tax positions related to prior periods	(12.1)	(18.9)	(2.1)
Decreases related to settlements	—	(14.0)	—
Decreases due to lapsed statute of limitations	(7.2)	(5.8)	(8.1)
Foreign currency translation	(5.1)	5.6	1.0
At the end of the period	$104.6	$121.6	$147.3
Unrecognized income tax benefits represent the difference between the income tax benefits that we are able to recognize for financial reporting purposes and the income tax benefits that we have recognized or expect to recognize in filed tax returns. Such amounts represent a reasonable provision for income taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known.
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $93.5 million, including all competent authority offsets.
As of January 1, 2022, January 2, 2021, and December 28, 2019, Gates had accrued $14.0 million, $12.3 million, and $19.6 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during the year relates to a change in underlying facts and lapses in statute of limitations. We believe that it is reasonably possible that a decrease of up to $9.8 million in unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in multiple jurisdictions and the settlement of audits in Germany and India.
As of January 1, 2022, Gates remains subject to examination in the US for tax years 2016 and 2018 to 2020 and in other major jurisdictions for tax years 2008 to 2020.

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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	January 1, 2022	January 2, 2021	December 28, 2019
Net income attributable to shareholders	$297.1	$79.4	$690.1

Weighted average number of shares outstanding	291,623,523	290,681,615	290,057,360
Dilutive effect of share-based awards	5,670,552	1,434,349	1,570,101
Diluted weighted average number of shares outstanding	297,294,075	292,115,964	291,627,461

Number of anti-dilutive shares excluded from diluted earnings per share calculation	3,981,424	5,257,654	3,679,014

Basic earnings per share	$1.02	$0.27	$2.38
Diluted earnings per share	$1.00	$0.27	$2.37

8. Inventories

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Raw materials and supplies	$199.6	$135.1
Work in progress	43.4	34.3
Finished goods	439.6	338.8
Total inventories	$682.6	$508.2

9. Property, plant and equipment

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Cost
Land and buildings	$329.2	$333.0
Machinery, equipment and vehicles	873.3	881.3
Assets under construction	81.0	50.4
	1,283.5	1,264.7
Less: Accumulated depreciation and impairment	(613.2)	(559.7)
Total	$670.3	$705.0
During Fiscal 2021, the depreciation expense in relation to the above assets was $90.0 million, compared to $89.3 million during Fiscal 2020 and $92.3 million during Fiscal 2019.
During Fiscal 2021, impairments of property, plant and equipment of $0.6 million were recognized, compared to $5.2 million in Fiscal 2020, and $0.7 million in Fiscal 2019.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $4.1 million as of January 1, 2022, compared to $4.1 million as of January 2, 2021.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.

10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2019	$1,377.5	$683.0	$2,060.5
Foreign currency translation	56.9	2.8	59.7
As of January 2, 2021	1,434.4	685.8	2,120.2
Foreign currency translation	(46.3)	(10.9)	(57.2)
As of January 1, 2022	$1,388.1	$674.9	$2,063.0
11. Intangible assets

	As of January 1, 2022			As of January 2, 2021
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,031.7	$(901.6)	$1,130.1	$2,073.0	$(796.9)	$1,276.1
—Technology	90.9	(89.4)	1.5	90.9	(88.5)	2.4
—Capitalized software	97.8	(56.6)	41.2	89.9	(49.2)	40.7
	2,220.4	(1,047.6)	1,172.8	2,253.8	(934.6)	1,319.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,733.8	$(1,091.6)	$1,642.2	$2,767.2	$(978.6)	$1,788.6
During Fiscal 2021, the amortization expense recognized in respect of intangible assets was $132.6 million, compared to $129.3 million for Fiscal 2020 and $129.9 million for Fiscal 2019. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $24.3 million in Fiscal 2021, compared to an increase of $30.8 million in Fiscal 2020.
The amortization expense for the next five years is estimated to be as follows:

(dollars in millions)	Total
Fiscal year:
—2022	$135.2
—2023	$137.1
—2024	$128.7
—2025	$125.0
—2026	$122.1

12. Leases

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Lease expenses
Operating lease expenses	$31.5	$29.9	$30.3
Finance lease expenses:
—Finance lease amortization expenses	1.1	0.9	0.3
—Interest on lease liabilities	0.1	0.1	—
Short-term lease expenses	6.7	5.8	4.6
Variable lease expenses	7.9	7.0	6.9
Sublease income	—	—	(0.1)
Total lease expenses	$47.3	$43.7	$42.0

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.9	$17.7	$19.7
Assets obtained in exchange for new finance lease liabilities	$1.5	$2.0	$0.9
Gain on sale and leaseback transactions, net	$(9.3)	$—	$—
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from finance leases	$0.1	$—	$—
—Operating cash flows from operating leases	30.1	30.3	26.3
—Financing cash flows from finance leases	1.2	1.0	0.4
	$31.4	$31.3	$26.7

Weighted-average remaining lease term — finance leases	4.0 years	5.3 years	8.5 years
Weighted-average remaining lease term — operating leases	9.0 years	9.4 years	10.1 years
Weighted-average discount rate — finance leases	2.5%	3.0%	2.5%
Weighted-average discount rate — operating leases	5.1%	5.5%	5.4%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$24.8	$1.4
Year 2	22.9	1.0
Year 3	19.5	0.6
Year 4	17.9	0.3
Year 5	14.7	0.1
Year 6 and beyond	70.2	—
Total lease payments	170.0	3.4
Interest	(34.9)	(0.1)
Total present value of lease liabilities	$135.1	$3.3

Balance sheet presentation of leases as of January 1, 2022 and January 2, 2021

	As of January 1, 2022		As of January 2, 2021
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$124.2	$4.1	$120.9	$4.1

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$20.9	$1.1	$21.8	$0.8
Long-term lease liabilities	114.2	2.2	111.4	2.2
Total lease liabilities	$135.1	$3.3	$133.2	$3.0
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during Fiscal 2021 was $23.7 million, compared to $22.8 million and $23.6 million during Fiscal 2020 and Fiscal 2019, respectively. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
13. Derivative financial instruments
We are exposed to certain financial risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
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
The period end fair values of derivative financial instruments were as follows:

	As of January 1, 2022					As of January 2, 2021
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$—	$—	$(19.8)	$—	$(19.8)	$1.1	$—	$—	$(42.6)	$(41.5)
—Interest rate caps	—	—	(1.3)	(0.5)	(1.8)	—	—	(1.4)	(2.0)	(3.4)
—Interest rate swaps	—	7.7	(12.9)	(26.9)	(32.1)	—	—	(13.4)	(43.6)	(57.0)

Derivatives not designated as hedging instruments:
—Currency swaps	—	—	—	—	—	—	—	—	—	—
—Currency forward contracts	2.9	—	(0.6)	—	2.3	0.6	—	(1.9)	—	(1.3)
	$2.9	$7.7	$(34.6)	$(27.4)	$(51.4)	$1.7	$—	$(16.7)	$(88.2)	$(103.2)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of January 1, 2022 and January 2, 2021, the notional principal amount of these contracts was $270.0 million and they mature in March 2022. In addition, as of both January 1, 2022 and January 2, 2021, we had designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Net fair value gains (losses) recognized in OCI in relation to:
—Euro-denominated debt	$12.4	$(15.5)	$(0.2)
—Designated cross currency swaps	21.4	(26.3)	5.7
Total net fair value gains (losses)	$33.8	$(41.8)	$5.5
During Fiscal 2021, a net gain of $1.8 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $3.7 million and $7.8 million during Fiscal 2020 and Fiscal 2019, respectively.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of January 1, 2022 and January 2, 2021, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million which run from June 30, 2020 through June 30, 2025.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of January 1, 2022 and January 2, 2021, the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$11.7	$(29.1)	$(31.7)
—Amortization to net income of prior period fair value losses	17.9	9.1	—
—Reclassification from OCI to net income	3.7	3.6	2.5
Total movement	$33.3	$(16.4)	$(29.2)
As of January 1, 2022, we expect to reclassify an estimated $22.8 million of losses in OCI to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of January 1, 2022 and January 2, 2021, there were no outstanding currency swaps.
As of January 1, 2022, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $171.9 million, compared to $87.6 million as of January 2, 2021.

The fair value gains (losses) recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Fair value gains (losses) recognized in relation to:
—Currency forward contracts recognized in SG&A	$5.1	$(1.9)	$3.0
—Currency swaps recognized in other expenses	—	0.4	0.6
Total	$5.1	$(1.5)	$3.6

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
The carrying amount and fair value of our debt are set out below:

	As of January 1, 2022		As of January 2, 2021
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$38.1	$37.9	$42.7	$42.3
Non-current	2,526.5	2,553.0	2,666.0	2,700.0
	$2,564.6	$2,590.9	$2,708.7	$2,742.3
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

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of January 1, 2022
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$10.6	$10.6
Derivative liabilities	$—	$(62.0)	$(62.0)

As of January 2, 2021
Equity investments	$2.1	$—	$2.1
Derivative assets	$—	$1.7	$1.7
Derivative liabilities	$—	$(104.9)	$(104.9)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during Fiscal 2021 or Fiscal 2019. During Fiscal 2020, impairments of property, plant and equipment of $5.2 million were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea.

15. Debt

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Secured debt:
—Dollar Term Loan	$1,363.7	$1,377.4
—Euro Term Loan	647.5	775.2
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
—Other loans	—	0.2
Total principal of debt	2,579.2	2,720.8
Deferred issuance costs	(31.5)	(29.4)
Accrued interest	16.9	17.3
Total carrying value of debt	2,564.6	2,708.7
Debt, current portion	38.1	42.7
Debt, less current portion	$2,526.5	$2,666.0
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year:
—2022	$21.2
—2023	21.3
—2024	642.9
—2025	17.2
—2026	581.8
Thereafter	1,294.8
$2,579.2
Debt issuances and redemptions
During June 2021, we made a principal debt repayment of €58.7 million ($69.5 million) against our Euro Term Loan facility. As a result of this repayment, we accelerated the recognition of $0.4 million of deferred issuance costs (recognized in interest expense).
On December 31, 2020, we made a principal debt repayment of $300.0 million against our Dollar Term Loan facility. As a result of this repayment, we accelerated the recognition of $3.7 million of deferred financing costs (recognized in interest expense).
On November 22, 2019, we issued and sold $568.0 million of unsecured Dollar Senior Notes, described further below. The proceeds from this debt issuance were used on December 5, 2019 to redeem all $568.0 million of our outstanding 6.00% Dollar Senior Notes, plus interest accrued up to and including the redemption date of $13.2 million. The majority of the costs totaling approximately $8.6 million related to the refinancing transactions were deferred and are being amortized to interest expense over the remaining term of the related borrowings using the effective interest method.

Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan matures on March 31, 2024. On February 24, 2021, we made amendments to the Dollar Term Loan credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable interest rate margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of January 1, 2022, borrowings under this facility bore interest at a rate of 3.25% per annum. This margin reflects the 0.25% reduction described above, as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times during the third quarter of Fiscal 2021. The Dollar Term Loan interest rate is re-set on the last business day of each month.
As of January 1, 2022, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During Fiscal 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $13.8 million and $7.6 million, respectively. During Fiscal 2020, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $21.7 million and $9.4 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2021 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2022.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain (loss) were recognized in OCI.

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Gain (loss) recognized in statement of operations	$38.2	$(51.4)	$17.3
Gain (loss) recognized in OCI	12.4	(15.5)	(0.2)
Total gain (loss)	$50.6	$(66.9)	$17.1
The above net foreign exchange gain (loss) recognized in the other expenses (income) line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of January 1, 2022, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.

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
Revolving credit facility
We have a secured revolving credit facility that provides for multi-currency revolving loans. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, increase the size of the facility from $185.0 million to $250.0 million, extend the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Euro Term Loan and Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities), and increase the letter of credit sub-facility from $20.0 million to $75.0 million.
In connection with these amendments, we paid fees of $2.0 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of both January 1, 2022 and January 2, 2021, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($240.4 million as of January 1, 2022, compared to $230.2 million as of January 2, 2021, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Euro Term Loan and Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of both January 1, 2022 and January 2, 2021, there were no drawings for cash under the asset-backed revolver, but there were letters of credit outstanding of $45.3 million and $28.5 million, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.

16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Accrued compensation	$80.2	$70.0
Current portion of lease obligations	22.0	22.6
Derivative financial instruments	62.0	104.9
Payroll and related taxes payable	21.9	25.0
VAT and other taxes payable	10.9	11.7
Warranty reserve	18.7	19.8
Restructuring reserve	6.5	17.9
Workers’ compensation reserve	7.9	8.8
Other accrued expenses and other liabilities	106.2	92.5
	$336.3	$373.2
The above liabilities are presented in Gates’ balance sheet as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
—Accrued expenses and other current liabilities	$277.1	$252.2
—Other non-current liabilities	59.2	121.0
	$336.3	$373.2
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Balance at the beginning of the period	$19.8	$17.7	$14.3
Charge for the period	10.3	11.8	16.5
Utilized during the period	(9.6)	(9.5)	(10.9)
Released during the period	(1.9)	(0.7)	(2.2)
Foreign currency translation	0.1	0.5	—
Balance at the end of the period	$18.7	$19.8	$17.7
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2022, with the remainder estimated to be utilized within the next three years.
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
During Fiscal 2021, the expense recognized by Gates in respect of defined contribution pension plans was $20.6 million, compared to $19.0 million in Fiscal 2020 and $17.9 million in Fiscal 2019.

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
Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Pension surplus	$(75.5)	$(69.3)
Accrued expenses and other current liabilities	2.6	2.3
Post-retirement benefit obligations	64.2	91.5
Net funded status	$(8.7)	$24.5

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$341.4	$376.3
—Aggregate fair value of plan assets	$274.6	$282.5
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$336.1	$371.6
—Aggregate fair value of plan assets	$274.0	$281.9
During the year ended January 1, 2022, the net unfunded pension obligation decreased by $33.2 million. This decrease was driven primarily by actuarial gain of $43.4 million, offset partially by actual loss on plan assets of $4.9 million.
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Benefit obligation at the beginning of the period	$905.9	$898.1
Employer service cost	4.3	5.6
Plan participants’ contributions	0.1	0.2
Plan amendments	—	1.5
Interest cost	13.4	18.3
Net actuarial (gain) loss	(43.4)	31.3
Benefits paid	(47.6)	(44.6)
Expenses paid from assets	(1.3)	(2.0)
Curtailments and settlements	(1.6)	(30.6)
Foreign currency translation	(8.7)	28.1
Benefit obligation at the end of the period	$821.1	$905.9
Accumulated benefit obligation	$816.3	$901.6

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Plan assets at the beginning of the period	$881.4	$835.2
Actual (loss) return on plan assets	(4.9)	83.0
Employer contributions	11.3	9.8
Plan participants’ contributions	0.1	0.2
Settlements	(1.6)	(29.2)
Benefits paid	(47.6)	(44.6)
Expenses paid from assets	(1.3)	(2.0)
Foreign currency translation	(7.6)	29.0
Plan assets at the end of the period	$829.8	$881.4
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of January 1, 2022				As of January 2, 2021
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity Securities	$—	$145.3	$—	$145.3	$—	$144.1	$—	$144.1
Debt Securities
—Corporate bonds	—	240.1	—	240.1	—	190.6	—	190.6
—Government bonds	—	199.6	—	199.6	—	249.5	—	249.5
Annuities and insurance	—	21.2	210.5	231.7	—	49.4	239.4	288.8
Other	—	5.6	—	5.6	—	—	—	—
Cash and cash equivalents	7.5	—	—	7.5	8.4	—	—	8.4
Total	$7.5	$611.8	$210.5	$829.8	$8.4	$633.6	$239.4	$881.4
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Fair value at the beginning of the period	$239.4	$235.9
Actual (loss) return on plan assets	(13.0)	11.2
Purchases	1.2	0.9
Sales	—	(6.7)
Impacts of benefits paid	(12.6)	(12.6)
Settlements	(1.3)	(0.4)
Foreign currency translation	(3.2)	11.1
Fair value at the end of the period	$210.5	$239.4
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2022, Gates expects to contribute approximately $10.0 million to its defined benefit pension plans (including non-qualified supplemental plans).
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)	Total
Fiscal year:
—2022	$46.7
—2023	$45.6
—2024	$45.8
—2025	$45.1
—2026	$47.1
—2027 through 2031	$230.8
Net periodic benefit cost
Components of the net periodic benefit cost for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Employer service cost	$4.3	$5.6	$5.5
Settlements and curtailments	0.1	(2.1)	(0.6)
Interest cost	13.4	18.3	23.4
Expected return on plan assets	(19.3)	(22.0)	(27.8)
Amortization of prior net actuarial loss	0.4	0.2	—
Amortization of prior service cost	1.0	0.8	0.8
Net periodic benefit cost	$(0.1)	$0.8	$1.3

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Current period net actuarial (gain) loss	$(19.1)	$(32.6)	$20.5
Amortization of prior net actuarial loss	(0.4)	(0.2)	—
Prior service cost	—	1.5	—
Amortization of prior service cost	(1.0)	(0.8)	(0.8)
(Loss) gain recognized due to settlements and curtailments	(0.1)	2.1	(0.8)
Pre-tax changes recognized in OCI other than foreign currency translation	(20.6)	(30.0)	18.9
Foreign currency translation	(0.3)	1.7	1.0
Total pre-tax changes recognized in OCI	$(20.9)	$(28.3)	$19.9
Cumulative losses before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Actuarial (gain) loss	$(29.1)	$(9.5)	$21.2
Prior service costs	10.8	11.8	11.1
Foreign currency translation	(1.5)	(1.2)	(2.9)
Cumulative total	$(19.8)	$1.1	$29.4
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of January 1, 2022	As of January 2, 2021
Benefit obligation:
—Discount rate	2.003%	1.527%
—Rate of salary increase	3.095%	3.032%
Net periodic benefit cost:
—Discount rate	1.527%	2.144%
—Rate of salary increase	3.032%	3.170%
—Expected return on plan assets	2.380%	2.832%
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
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Accrued expenses and other current liabilities	$4.0	$5.7
Post-retirement benefit obligations	42.0	51.0
	$46.0	$56.7
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021
Benefit obligation at the beginning of the period	$56.7	$57.9
Interest cost	1.2	1.7
Actuarial (gain) loss	(8.4)	0.3
Benefits paid	(3.8)	(3.7)
Foreign currency translation	0.3	0.5
Benefit obligation at the end of the period	$46.0	$56.7
Accumulated benefit obligation	$46.0	$56.7
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During 2022, Gates expects to contribute approximately $4.1 million to its other benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)	Total
Fiscal years:
—2022	$4.1
—2023	$3.9
—2024	$3.7
—2025	$3.5
—2026	$3.4
—2027 through 2031	$14.4
Net periodic benefit cost
Components of the net periodic benefit cost for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Interest cost	$1.2	$1.7	$2.3
Amortization of prior net actuarial gain	(1.0)	(1.0)	(0.8)
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Net periodic benefit cost	$(0.2)	$0.3	$1.1
The net periodic benefit cost relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Current period net actuarial (gain) loss	$(8.4)	$0.3	$(1.8)
Amortization of prior net actuarial gain	1.0	1.0	0.8
Amortization of prior service credit	0.4	0.4	0.4
Pre-tax changes recognized in OCI other than foreign currency translation	(7.0)	1.7	(0.6)
Foreign currency translation	—	—	(0.2)
Total pre-tax changes recognized in OCI	$(7.0)	$1.7	$(0.8)
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Actuarial gains	$(23.4)	$(16.0)	$(17.3)
Prior service credits	(2.6)	(3.0)	(3.4)
Other adjustments	0.2	0.2	0.2
Foreign currency translation	(0.2)	(0.2)	(0.2)
Cumulative total	$(26.0)	$(19.0)	$(20.7)
Assumptions
The primary assumption used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans is the discount rate, the weighted average of which is presented in the following table:

	Benefit obligation		Net periodic benefit cost
	As of January 1, 2022	As of January 2, 2021	As of January 1, 2022	As of January 2, 2021
Discount rate	2.81%	2.30%	2.30%	3.08%
The initial healthcare cost trend rate as of January 1, 2022, starts at 5.74%, compared to 6.14% as of January 2, 2021, with an ultimate trend rate of 4.91%, compared to 4.92% as of January 2, 2021, beginning in 2028.
18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During Fiscal 2021, we recognized a charge of $24.6 million, compared to $19.8 million and $15.0 million, respectively, in the prior year periods.
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
The SARs issued under this plan take the form of options, except that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. The remainder of the options, the premium-priced options, vest evenly over a three-year period, starting two years from the grant date. All options vest subject to the participant’s continued employment by Gates on the vesting date and expire ten years after the date of grant.
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one, three or four years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year ended January 1, 2022
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	3,165,482	$6.93
—Tier II	2014 Plan	3,779,467	$6.89
—Tier III	2014 Plan	3,779,467	$6.89
—Tier IV	2014 Plan	3,779,467	$10.34
—SARs	Both plans	841,811	$9.00
—Share options	2018 Plan	2,565,066	$14.75
—Premium-priced options	2018 Plan	796,460	$19.00
		18,707,220	$9.28
Granted during the period:
—SARs	2018 Plan	36,360	$15.00
—Share options	2018 Plan	925,024	$15.00
—Premium-priced options	2018 Plan	39,009	$16.50
		1,000,393	$15.06
Forfeited during the period:
—Tier I	2014 Plan	(10,343)	$7.87
—Tier II	2014 Plan	(201,997)	$6.73
—Tier III	2014 Plan	(201,997)	$6.73
—Tier IV	2014 Plan	(201,997)	$10.09
—Share options	2018 Plan	(119,832)	$14.26
		(736,166)	$8.89
Exercised during the period:
—Tier I	2014 Plan	(402,439)	$7.05
—SARs	Both Plans	(49,063)	$8.20
—Share options	2018 Plan	(116,161)	$14.80
		(567,663)	$8.74
Outstanding at the end of the period:
—Tier I	2014 Plan	2,752,700	$6.91
—Tier II	2014 Plan	3,577,470	$6.90
—Tier III	2014 Plan	3,577,470	$6.90
—Tier IV	2014 Plan	3,577,470	$10.35
—SARs	Both plans	829,108	$9.31
—Share options	2018 Plan	3,254,097	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		18,403,784	$9.63

Exercisable at the end of the period		4,002,291	$9.65
Vested and expected to vest at the end of the period		7,651,212	$11.83
As of January 1, 2022, the aggregate intrinsic value of options that were vested or expected to vest was $34.8 million, and these options had a weighted average remaining contractual term of 6.2 years. As of January 1, 2022, the aggregate intrinsic value of options that were exercisable was $25.9 million, and these options had a weighted average remaining contractual term of 5.0 years.

As of January 1, 2022, the unrecognized compensation charge relating to the nonvested options other than Tier II, Tier III and Tier IV options, was $5.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. The unrecognized compensation charge relating to the nonvested Tier II, Tier III and Tier IV options was $23.2 million, which may be recognized on occurrence of a liquidity event as described above.
During Fiscal 2021, cash of $4.6 million was received in relation to the exercise of vested options, compared to $3.1 million and $1.8 million during Fiscal 2020 and Fiscal 2019, respectively. The aggregate intrinsic value of options exercised during Fiscal 2021 was $4.8 million, compared to $2.5 million and $2.1 million during Fiscal 2020 and Fiscal 2019, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Year ended January 1, 2022
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	1,583,910	$12.88
—PRSUs	571,650	$16.45
	2,155,560	$13.83
Granted during the period:
—RSUs	954,504	$15.16
—PRSUs	325,052	$17.92
	1,279,556	$15.86
Forfeited during the period:
—RSUs	(163,130)	$13.69
—PRSUs	(12,724)	$16.97
	(175,854)	$13.93
Vested during the period:
—RSUs	(630,879)	$13.07
	(630,879)	$13.07
Outstanding at the end of the period:
—RSUs	1,744,405	$13.98
—PRSUs	883,978	$16.98
	2,628,383	$14.99
As of January 1, 2022, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $14.7 million, which is expected to be recognized over a weighted average period of 1.5 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during Fiscal 2021 was $12.3 million, compared to $3.1 million and $0.6 million during Fiscal 2020 and Fiscal 2019, respectively.

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

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Weighted average grant date fair value:
—SARs	$6.66	$4.59	$5.88
—Share options	$6.66	$4.78	$5.88
—Premium-priced options	$6.36	n/a	$5.65
—RSUs	$15.16	$11.79	$16.28
—PRSUs	$17.92	$14.41	$20.07

Inputs to the model:
—Expected volatility - SARs	46.1%	37.7%	31.9%
—Expected volatility - share options	46.1%	37.6%	31.9%
—Expected volatility - premium-priced options	46.1%	n/a	31.9%
—Expected volatility - PRSUs	50.8%	40.4%	32.8%
—Expected option life for SARs (years)	6.0	6.0	6.0
—Expected option life for share options (years)	6.0	6.0	6.0
—Expected option life for premium-priced options (years)	6.0	n/a	7
—Risk-free interest rate:
SARs	0.95%	1.25%	2.51%
Share options	0.95%	1.33%	2.51%
Premium-priced options	0.95%	n/a	2.53%
PRSUs	0.27%	1.29%	2.48%

19. Equity
Movements in the Company’s number of shares in issue for the year ended January 1, 2022 and January 2, 2021, respectively, were as follows:

	For the year ended
(number of shares)	January 1, 2022	January 2, 2021
Balance as of the beginning of the period	290,853,067	290,157,299
Exercise of share options	518,600	468,890
Vesting of restricted stock units, net of withholding taxes	566,921	226,878
Shares repurchased and cancelled	(656,451)	—
Balance as of the end of the period	291,282,137	290,853,067
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
In November 2021, the Company established a repurchase program allowing for up to $200 million in authorized share repurchases. During Fiscal 2021, 656,451 shares were repurchased and cancelled under this program, at an aggregate cost of $10.6 million.

20. Analysis of accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 29, 2018	$7.6	$(850.0)	$(11.9)	$(854.3)	$(43.6)	$(897.9)
Foreign currency translation	—	37.7	—	37.7	(2.8)	34.9
Cash flow hedges movements	—	—	(24.9)	(24.9)	—	(24.9)
Post-retirement benefit movements	(16.9)	—	—	(16.9)	0.4	(16.5)
Other comprehensive (loss) income	(16.9)	37.7	(24.9)	(4.1)	(2.4)	(6.5)
As of December 28, 2019	(9.3)	(812.3)	(36.8)	(858.4)	(46.0)	(904.4)
Foreign currency translation	1.7	42.1	—	43.8	27.4	71.2
Cash flow hedges movements	—	—	(13.3)	(13.3)	—	(13.3)
Post-retirement benefit movements	22.5	—	—	22.5	0.5	23.0
Other comprehensive income (loss)	24.2	42.1	(13.3)	53.0	27.9	80.9
As of January 2, 2021	14.9	(770.2)	(50.1)	(805.4)	(18.1)	(823.5)
Foreign currency translation	(0.1)	(66.5)	—	(66.6)	(5.2)	(71.8)
Cash flow hedges movements	—	—	25.0	25.0	—	25.0
Post-retirement benefit movements	21.8	—	—	21.8	(0.1)	21.7
Other comprehensive income (loss)	21.7	(66.5)	25.0	(19.8)	(5.3)	(25.1)
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During Fiscal 2021, Gates incurred $0 million, compared to $1.9 million and $6.5 million during Fiscal 2020 and Fiscal 2019, respectively, in respect of these oversight services and out-of-pocket expenses, and there were no amounts owing at January 1, 2022 or January 2, 2021.
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

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Sales	$0.1	$0.9	$1.4
Purchases	$(14.9)	$(13.8)	$(15.4)
Amounts outstanding in respect of these transactions were payables of $1.0 million as of January 1, 2022, compared to $0.6 million as of January 2, 2021. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Sales	$67.3	$47.5	$51.3
Purchases	$(21.7)	$(18.5)	$(20.5)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of January 1, 2022	As of January 2, 2021
Receivables	$5.4	$0.4
Payables	$(3.6)	$(4.5)
D. Majority-owned subsidiaries
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
22. Commitments and contingencies
A. Capital and other commitments
As of January 1, 2022, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $5.1 million, compared to $3.5 million as of January 2, 2021, and for the purchase of non-integral computer software amounting to $0.7 million, compared to $0.6 million as of January 2, 2021. As of January 1, 2022, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $31.3 million, compared to $26.1 million as of January 2, 2021.
B. Performance bonds, letters of credit and bank guarantees
As of January 1, 2022, letters of credit were outstanding against the asset-backed revolving facility amounting to $45.3 million, compared to $28.5 million as of January 2, 2021. We had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $6.3 million as of January 1, 2022, compared to $6.0 million as of January 2, 2021.
C. Company–owned life insurance policies
Gates is the beneficiary of a number of corporate-owned life insurance policies against which it borrows from the relevant life insurance company. As of January 1, 2022, the surrender value of the policies was $966.1 million, compared to $954.9 million as of January 2, 2021, and the amount outstanding on the related loans was $964.3 million, compared to $953.2 million as of January 2, 2021. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $1.8 million, compared to $1.7 million as of January 2, 2021, is included in other receivables.

D. Contingencies
The Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to environmental obligations, product liability, intellectual property, commercial and contractual disputes, employment matters and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with U.S. GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued.
While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect Gates’ financial position, results of operations or cash flows.
E. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	January 1, 2022	January 2, 2021	December 28, 2019
Balance at beginning of year	$5.2	$8.6	$7.4
Current period provision for expected credit losses	0.2	0.7	2.4
Write-offs charged against allowance	(0.1)	(4.3)	(1.3)
Foreign currency translation	(0.2)	0.2	0.1
Balance at end of year	$5.1	$5.2	$8.6