Form 10-Q
period 2022-04-02
Gates Industrial Corp plc
filed 2022-05-04
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 2, 2022, there were 289,611,180 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations (including those related to the Russia-Ukraine conflict); severe disruptions in the global economy due to the ongoing COVID-19 pandemic; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; pricing pressures from our customers; continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our ability to maintain and enhance our strong brand; market acceptance of new product introductions and innovations; our cost-reduction actions; longer lives of products used in our end markets may affect demand for some of our replacement markets; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; infringement on the intellectual property of others; failure to adequately protect or enforce our intellectual property rights against counterfeiting activities; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; recalls, product liability claims or product warranties claims; failure to comply with anti-corruption laws and other laws governing our international operations; existing or new laws and regulations, including but not limited to those relating to HSE concerns, and the sale of aftermarket products; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage; and the significant influence of our majority shareholders, affiliates of Blackstone Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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
Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:
•“Gates,” the “Company,” “we,” “us” and “our” refer to Gates Industrial Corporation plc and its consolidated subsidiaries; and
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	April 2, 2022	April 3, 2021
Net sales	$893.4	$881.3
Cost of sales	588.5	535.8
Gross profit	304.9	345.5
Selling, general and administrative expenses	235.2	211.6
Transaction-related expenses	0.8	2.4
Restructuring expenses	0.5	2.9
Operating income from continuing operations	68.4	128.6
Interest expense	32.6	34.4
Other expenses (income)	0.6	(1.2)
Income from continuing operations before taxes	35.2	95.4
Income tax (benefit) expense	(2.2)	18.9
Net income from continuing operations	37.4	76.5
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.1	0.1
Net income	37.3	76.4
Less: non-controlling interests	6.4	9.1
Net income attributable to shareholders	$30.9	$67.3

Earnings per share
Basic
Earnings per share from continuing operations	$0.11	$0.23
Earnings per share from discontinued operations	—	—
Earnings per share	$0.11	$0.23

Diluted
Earnings per share from continuing operations	$0.10	$0.23
Earnings per share from discontinued operations	—	—
Earnings per share	$0.10	$0.23
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Net income	$37.3	$76.4
Other comprehensive income (loss)
Foreign currency translation:
—Net translation loss on foreign operations, net of tax expense, respectively, of $0 and $0	(27.5)	(68.0)
—Gain on net investment hedges, net of tax benefit, respectively, of $0.9 and $0	11.2	18.2
Total foreign currency translation movements	(16.3)	(49.8)
Cash flow hedges (interest rate derivatives):
—Gain arising in the period, net of tax expense, respectively, of $(8.3) and $(1.9)	25.1	7.8
—Reclassification to net income, net of tax expense, respectively, of $(1.4) and $(1.0)	4.1	4.3
Total cash flow hedges movements	29.2	12.1
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1 and $0	(0.1)	—
Total post-retirement benefits movements	(0.1)	—
Other comprehensive income (loss)	12.8	(37.7)
Comprehensive income for the period	$50.1	$38.7

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$50.8	$39.7
—Loss arising from discontinued operations	(0.1)	(0.1)
	50.7	39.6
Comprehensive income attributable to non-controlling interests	(0.6)	(0.9)
	$50.1	$38.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of April 2, 2022	As of January 1, 2022
Assets
Current assets
Cash and cash equivalents	$406.8	$658.2
Trade accounts receivable, net	790.7	708.1
Inventories	718.3	682.6
Taxes receivable	32.8	19.1
Prepaid expenses and other assets	258.0	210.7
Total current assets	2,206.6	2,278.7
Non-current assets
Property, plant and equipment, net	665.4	670.3
Goodwill	2,049.9	2,063.0
Pension surplus	74.0	75.5
Intangible assets, net	1,603.5	1,642.2
Right-of-use assets	122.4	124.2
Taxes receivable	14.7	15.7
Deferred income taxes	610.0	639.3
Other non-current assets	52.6	24.1
Total assets	$7,399.1	$7,533.0
Liabilities and equity
Current liabilities
Debt, current portion	$29.4	$38.1
Trade accounts payable	494.5	506.6
Taxes payable	27.1	34.1
Accrued expenses and other current liabilities	237.5	277.1
Total current liabilities	788.5	855.9
Non-current liabilities
Debt, less current portion	2,573.2	2,526.5
Post-retirement benefit obligations	102.5	106.2
Lease liabilities	111.9	116.4
Taxes payable	103.4	103.7
Deferred income taxes	267.7	283.7
Other non-current liabilities	75.7	59.2
Total liabilities	4,022.9	4,051.6
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 288,578,963 (January 1, 2022: authorized shares: 3,000,000,000; outstanding shares: 291,282,137)	2.9	2.9
—Additional paid-in capital	2,504.7	2,484.1
—Accumulated other comprehensive loss	(805.4)	(825.2)
—Treasury shares	(121.9)	—
—Retained earnings	1,414.8	1,437.9
Total shareholders’ equity	2,995.1	3,099.7
Non-controlling interests	381.1	381.7
Total equity	3,376.2	3,481.4
Total liabilities and equity	$7,399.1	7,533.0
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net income	$37.3	$76.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.1	55.8
Foreign exchange and other non-cash financing expenses	9.2	7.3
Share-based compensation expense	24.1	6.3
Decrease in post-employment benefit obligations, net	(4.6)	(4.2)
Deferred income taxes	(12.3)	(9.6)
Other operating activities	3.1	2.0
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(88.4)	(131.8)
—Increase in inventories	(37.8)	(36.2)
—(Decrease) increase in accounts payable	(8.6)	29.2
—Increase in prepaid expenses and other assets	(24.2)	(5.8)
—(Decrease) increase in taxes payable	(19.5)	7.1
—Decrease in other liabilities	(38.8)	(20.5)
Net cash used in operating activities	(105.4)	(24.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.4)	(18.1)
Purchases of intangible assets	(0.6)	(2.1)
Cash paid under corporate-owned life insurance policies	(10.3)	(10.1)
Cash received under corporate-owned life insurance policies	3.0	0.9
Other investing activities	0.3	0.2
Net cash used in investing activities	(25.0)	(29.2)
Cash flows from financing activities
Issuance of shares	0.2	1.7
Buy-back of shares	(175.2)	—
Proceeds from long-term debt	70.0	—
Payments of long-term debt	(5.3)	(5.5)
Debt issuance costs paid	(0.1)	(7.8)
Other financing activities	(5.4)	(3.5)
Net cash used in financing activities	(115.8)	(15.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.7)	(5.8)
Net decrease in cash and cash equivalents	(250.9)	(74.1)
Cash and cash equivalents and restricted cash at the beginning of the period	660.9	524.1
Cash and cash equivalents and restricted cash at the end of the period	$410.0	$450.0
Supplemental schedule of cash flow information
Interest paid	$37.6	$39.8
Income taxes paid	$29.6	$21.5
Accrued capital expenditures	$0.5	$0.4
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended April 2, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 1, 2022	$2.9	$2,484.1	$—	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4

Net income	—	—	—	—	30.9	30.9	6.4	37.3
Other comprehensive income (loss)	—	—	—	19.8	—	19.8	(7.0)	12.8
Total comprehensive income (loss)	—	—	—	19.8	30.9	50.7	(0.6)	50.1
Other changes in equity:
—Issuance of shares	—	0.2	—	—	—	0.2	—	0.2
—Shares withheld for employee taxes	—	(1.3)	—	—	—	(1.3)	—	(1.3)
—Buy-back of shares	—	—	(121.9)	—	(54.0)	(175.9)	—	(175.9)
—Share-based compensation	—	21.7	—	—	—	21.7	—	21.7
As of April 2, 2022	$2.9	$2,504.7	$(121.9)	$(805.4)	$1,414.8	$2,995.1	$381.1	$3,376.2

	Three months ended April 3, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 2, 2021	$2.9	$2,456.8	$—	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0

Net income	—	—	—	—	67.3	67.3	9.1	76.4
Other comprehensive loss	—	—	—	(27.7)	—	(27.7)	(10.0)	(37.7)
Total comprehensive (loss) income	—	—	—	(27.7)	67.3	39.6	(0.9)	38.7
Other changes in equity:
—Issuance of shares	—	1.7	—	—	—	1.7	—	1.7
—Shares withheld for employee taxes	—	(0.7)	—	—	—	(0.7)	—	(0.7)
—Share-based compensation	—	5.3	—	—	—	5.3	—	5.3
As of April 3, 2021	$2.9	$2,463.1	$—	$(833.1)	$1,218.7	$2,851.6	$378.4	$3,230.0

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of April 2, 2022 and January 1, 2022 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from January 2, 2022 to April 2, 2022, with comparative information for the 91 day period from January 3, 2021 to April 3, 2021.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of April 2, 2022 and the results of its operations and cash flows for the periods ended April 2, 2022 and April 3, 2021. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
We continue to contend with the ongoing implications of the novel coronavirus (“COVID-19”) pandemic. While we have generally seen a rebound in demand from the pandemic-induced declines of 2020, the evolving impact of the pandemic, including the emergence of variants, and continuing measures being taken around the world to combat its spread, may have ongoing implications for our business which may vary from time to time. Some of these impacts may be material but cannot be reasonably estimated at this time.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 2, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended January 1, 2022. The condensed consolidated balance sheet as of January 1, 2022 has been derived from those audited financial statements.

During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of April 2, 2022, the collection of $105.4 million of our trade accounts receivable had been accelerated under this program. During the three months ended April 2, 2022, we incurred costs in respect of this program of $0.6 million, which are recorded under other expenses (income).
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended January 1, 2022 included in the Company’s Annual Report on Form 10-K.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the adoption on the first day of the 2022 fiscal year of the following new Accounting Standard Update (“ASU”):
•ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”
In November 2021, the Financial Accountant Standards Board (“FASB”) issued this ASU to increase the transparency of government assistance, including the disclosure of (i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (i) information about the nature of the transactions and the related accounting policy used to account for them, (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies.
The amendments are effective for fiscal years beginning after December 15, 2021. The adoption of this ASU did not have any significant impact on our consolidated financial statements.
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

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Power Transmission	$555.6	$559.5
Fluid Power	337.8	321.8
Continuing operations	$893.4	$881.3
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended April 2, 2022		Three months ended April 3, 2021
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$159.1	$167.5	$155.9	$152.7
North America, excluding U.S.	49.2	50.9	46.7	49.4
United Kingdom (“U.K.”)	12.0	17.4	12.7	14.7
EMEA(1), excluding U.K.	159.7	55.7	162.8	49.6
East Asia and India	74.4	21.0	82.9	23.5
Greater China	80.0	13.5	81.9	24.0
South America	21.2	11.8	16.6	7.9
Net sales	$555.6	$337.8	$559.5	$321.8
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Developed	$573.1	$555.0
Emerging	320.3	326.3
Net sales	$893.4	$881.3
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other expenses (income), income taxes, depreciation and amortization.
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
•restructuring expenses, including severance-related expenses; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.

Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Power Transmission	$97.8	$132.7
Fluid Power	59.0	63.6
Continuing operations	$156.8	$196.3
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Net income from continuing operations	$37.4	$76.5
Income tax (benefit) expense	(2.2)	18.9
Income from continuing operations before taxes	35.2	95.4
Interest expense	32.6	34.4
Other expenses (income)	0.6	(1.2)
Operating income from continuing operations	68.4	128.6
Depreciation and amortization	55.1	55.8
Transaction-related expenses (1)	0.8	2.4
Restructuring expenses	0.5	2.9
Share-based compensation expense	24.1	6.3
Inventory impairments and adjustments (2) (included in cost of sales)	7.6	—
Severance expenses (included in SG&A)	0.3	0.3
Adjusted EBITDA	$156.8	$196.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis. The recent inflationary environment has caused LIFO values to drop below First-in, First-out (“FIFO”) values because LIFO measurement results in the more recent inflated costs being matched against current sales while historical, lower costs are retained in inventories.
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

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Restructuring expenses:
—Severance expenses	$—	$0.5
—Non-severance labor and benefit expenses	0.1	0.8
—Consulting expenses	—	0.7
—Other net restructuring expenses	0.4	0.9
Total restructuring expenses	$0.5	$2.9

Expenses related to other strategic initiatives:
—Severance expenses included in SG&A	0.3	0.3
Total expenses related to other strategic initiatives	$0.3	$0.3
Restructuring and other strategic initiatives during the three months ended April 2, 2022 related primarily to severance and other labor and benefit costs, and facility closures or relocations in several countries.
Expenses incurred in connection with our restructuring and other strategic initiatives during the three months ended April 3, 2021 included $1.2 million related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, $0.9 million related to the optimization of our Middle East business, and $0.8 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Power Transmission	$0.3	$1.6
Fluid Power	0.2	1.3
Continuing operations	$0.5	$2.9
The following summarizes the reserve for restructuring expenses for the three months ended April 2, 2022 and April 3, 2021, respectively:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Balance as of the beginning of the period	$6.5	$17.9
Utilized during the period	(2.3)	(7.0)
Charge for the period	0.5	3.8
Released during the period	—	(0.9)
Foreign currency translation	(0.2)	(0.6)
Balance as of the end of the period	$4.5	$13.2
Restructuring reserves, which are expected to be utilized during 2022 and 2023, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.

5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 2, 2022, we had an income tax benefit of $2.2 million on pre-tax income of $35.2 million, which resulted in an effective tax rate of (6.3)%, compared to an income tax expense of $18.9 million on pre-tax income of $95.4 million, which resulted in an effective tax rate of 19.8% for the three months ended April 3, 2021.
For the three months ended April 2, 2022 the effective tax rate was driven primarily by discrete tax benefits of $10.7 million, of which $8.2 million related to the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by jurisdictional mix of taxable earnings. For the three months ended April 3, 2021, the effective tax rate was driven primarily by jurisdictional mix of taxable earnings with no significant discrete items.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended April 2, 2022, that it is more likely than not that deferred tax assets in the U.S. totaling $8.2 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	April 2, 2022	April 3, 2021
Net income attributable to shareholders	$30.9	$67.3

Weighted average number of shares outstanding	290,448,906	291,166,994
Dilutive effect of share-based awards	5,789,306	5,196,273
Diluted weighted average number of shares outstanding	296,238,212	296,363,267

Number of anti-dilutive shares excluded from diluted earnings per share calculation	4,683,085	4,387,520

Basic earnings per share	$0.11	$0.23
Diluted earnings per share	$0.10	$0.23

7. Inventories

(dollars in millions)	As of April 2, 2022	As of January 1, 2022
Raw materials and supplies	$211.8	$199.6
Work in progress	49.4	43.4
Finished goods	457.1	439.6
Total inventories	$718.3	$682.6

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 1, 2022	$1,388.1	$674.9	$2,063.0
Foreign currency translation	(16.0)	2.9	(13.1)
As of April 2, 2022	$1,372.1	$677.8	$2,049.9

9. Intangible assets

	As of April 2, 2022			As of January 1, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,020.2	$(926.3)	$1,093.9	$2,031.7	$(901.6)	$1,130.1
—Technology	90.8	(89.4)	1.4	90.9	(89.4)	1.5
—Capitalized software	98.1	(59.3)	38.8	97.8	(56.6)	41.2
	2,209.1	(1,075.0)	1,134.1	2,220.4	(1,047.6)	1,172.8
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,722.5	$(1,119.0)	$1,603.5	$2,733.8	$(1,091.6)	$1,642.2
During the three months ended April 2, 2022, the amortization expense recognized in respect of intangible assets was $33.0 million, compared to $33.4 million for the three months ended April 3, 2021. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $6.5 million for the three months ended April 2, 2022, compared to a decrease of $15.0 million for the three months ended April 3, 2021.
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

The period end fair values of derivative financial instruments were as follows:

	As of April 2, 2022					As of January 1, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$5.1	$—	$—	$(19.4)	$(14.3)	$—	$—	$(19.8)	$—	$(19.8)
—Interest rate caps	—	—	(1.2)	—	(1.2)	—	—	(1.3)	(0.5)	(1.8)
—Interest rate swaps	5.8	33.4	(10.7)	(24.2)	4.3	—	7.7	(12.9)	(26.9)	(32.1)

Derivatives not designated as hedging instruments:
—Currency forward contracts	3.7	—	(0.4)	—	3.3	2.9	—	(0.6)	—	2.3
	$14.6	$33.4	$(12.3)	$(43.6)	$(7.9)	$2.9	$7.7	$(34.6)	$(27.4)	$(51.4)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of April 2, 2022 and January 1, 2022, the notional principal amount of these contracts was $270.0 million. During March 2022, we extended these swaps, which originally matured on March 2022, to now mature on March 31, 2027. In addition, we have designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations.
The fair value gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Net fair value gains recognized in OCI in relation to:
—Euro-denominated debt	$5.1	$6.7
—Designated cross currency swaps	5.2	11.5
Total net fair value gains	$10.3	$18.2
During the three months ended April 2, 2022, a net gain of $0.6 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $0.5 million during the three months ended April 3, 2021.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both April 2, 2022 and January 1, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million, which run from June 30, 2020 through June 30, 2025.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of both April 2, 2022 and January 1, 2022, the notional amount of the interest rate caps outstanding was €425 million, covering the period from July 1, 2019 to June 30, 2023.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$33.4	$9.7
—Amortization to net income of prior period fair value losses	4.4	4.4
—Reclassification from OCI to net income	1.1	0.9
Total movement	$38.9	$15.0
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of April 2, 2022 and January 1, 2022, there were no outstanding currency swaps.
As of April 2, 2022, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $174.7 million, compared to $171.9 million as of January 1, 2022.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$2.5	$1.8
Total	$2.5	$1.8

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
B. Financial instruments not held at fair value
Certain financial assets and liabilities are not measured at fair value; however, items such as cash and cash equivalents, restricted cash, drawings under revolving credit facilities and bank overdrafts generally attract interest at floating rates and accordingly their carrying amounts are considered to approximate fair value. Due to their short maturities, the carrying amounts of accounts receivable and accounts payable are also considered to approximate their fair values.

The carrying amount and fair value of our debt are set out below:

	As of April 2, 2022		As of January 1, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$29.4	$29.0	$38.1	$37.9
Non-current	2,573.2	2,565.8	2,526.5	2,553.0
	$2,602.6	$2,594.8	$2,564.6	$2,590.9
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of April 2, 2022
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$48.0	$48.0
Derivative liabilities	$—	$(55.9)	$(55.9)

As of January 1, 2022
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$10.6	$10.6
Derivative liabilities	$—	$(62.0)	$(62.0)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended April 2, 2022 or the three months ended April 3, 2021.

12. Debt

(dollars in millions)	As of April 2, 2022	As of January 1, 2022
Secured debt:
—Dollar Term Loan	$1,360.2	$1,363.7
—Euro Term Loan	625.8	647.5
—Asset-backed revolver	70.0	—
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,624.0	2,579.2
Deferred issuance costs	(29.8)	(31.5)
Accrued interest	8.4	16.9
Total carrying value of debt	2,602.6	2,564.6
Debt, current portion	29.4	38.1
Debt, less current portion	$2,573.2	$2,526.5
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
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of April 2, 2022, borrowings under this facility bore interest at a rate of 3.25% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. As of April 2, 2022, the Euro Term Loan bore interest at EURIBOR, which is currently below 0%, subject to a floor of 0%, plus a margin of 3.00%. The Euro Term Loan interest rate is re-set on the last business day of each quarter.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the three months ended April 2, 2022, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $3.4 million and $1.8 million, respectively. During the three months ended April 3, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $3.5 million and $1.9 million, respectively.
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

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Gain recognized in statement of operations	$14.7	$22.1
Gain recognized in OCI	5.1	6.7
Total gain	$19.8	$28.8
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
Unsecured Senior Notes
As of April 2, 2022, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both April 2, 2022 and January 1, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.

Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($250.0 million as of April 2, 2022, compared to $240.4 million as of January 1, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Euro Term Loan and Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of April 2, 2022, we had a balance of $70.0 million outstanding under the asset-backed revolver following a drawing in March 2022 to facilitate the share repurchase transaction discussed further in note 15. As of January 1, 2022, there were no drawings for cash under this facility. The letters of credit outstanding under this facility were $41.9 million and $45.3 million as of April 2, 2022 and January 1, 2022, respectively.
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended April 2, 2022			Three months ended April 3, 2021
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$0.9	$—	$0.9	$1.1	$—	$1.1
Reported outside of operating income:
—Interest cost	4.0	0.3	4.3	3.4	0.3	3.7
—Expected return on plan assets	(5.7)	—	(5.7)	(4.9)	—	(4.9)
—Net amortization of prior period losses (gains)	0.3	(0.5)	(0.2)	0.4	(0.4)	—
Net periodic benefit cost	$(0.5)	$(0.2)	$(0.7)	$—	$(0.1)	$(0.1)

Contributions	$2.0	$1.2	$3.2	$2.9	$1.3	$4.2
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expenses (income) line in the condensed consolidated statement of operations.
For 2022 as a whole, we expect to contribute approximately $10 million to our defined benefit pension plans and approximately $4 million to our other post-retirement benefit plans.

14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended April 2, 2022, we recognized a charge of $24.1 million, compared to $6.3 million in the three months ended April 3, 2021.
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
During March 2022, a liquidity event as defined occurred following the sale by Blackstone of a certain portion of their interest in Gates and the Tier II and IV options vested as the specified investment returns related to these options had been met. In connection with this vesting, a one-time share-based compensation charge of $16.1 million was recognized. The performance hurdles for the Tier III awards have not yet been met and these options therefore remain unvested as of April 2, 2022.
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs include option awards with the same vesting terms as the Tier II, III and IV option awards described above, and, due to the vesting event described above, the SAR equivalents of the Tier II and IV awards also vested in March 2022, resulting in a share-based compensation charge of $2.6 million.
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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one, three or four years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs issued prior to 2022 provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale. For PRSUs issued in 2022, the terms are identical, except that 75% of the award will generally vest based on the specified Adjusted ROIC achievement and the remaining 25% will generally vest based on Relative TSR goal attainment

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Three months ended April 2, 2022
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,752,700	$6.91
—Tier II	2014 Plan	3,577,470	$6.90
—Tier III	2014 Plan	3,577,470	$6.90
—Tier IV	2014 Plan	3,577,470	$10.35
—SARs	Both plans	829,108	$9.31
—Share options	2018 Plan	3,254,097	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		18,403,784	$9.63
Granted during the period:
—SARs	2018 Plan	62,055	$15.76
		62,055	$15.76
Forfeited during the period:
—SARs	2018 Plan	(4,668)	$11.38
—Share options	2018 Plan	(37,894)	$14.39
		(42,562)	$14.06
Expired during the period:
—SARs	2018 Plan	(1,333)	$10.46
—Share options	2018 Plan	(8,077)	$16.37
		(9,410)	$15.53
Exercised during the period:
—Tier I	2014 Plan	(2,000)	$7.21
—SARs	Both Plans	(4,164)	$11.00
—Share options	2018 Plan	(15,828)	$14.10
		(21,992)	$12.89
Outstanding at the end of the period:
—Tier I	2014 Plan	2,750,700	$6.91
—Tier II	2014 Plan	3,577,470	$6.90
—Tier III	2014 Plan	3,577,470	$6.90
—Tier IV	2014 Plan	3,577,470	$10.35
—SARs	Both plans	880,998	$9.74
—Share options	2018 Plan	3,192,298	$14.85
—Premium-priced options	2018 Plan	835,469	$18.88
		18,391,875	$9.63

Exercisable at the end of the period		12,852,598	$9.66
Vested and expected to vest at the end of the period		14,805,088	$10.28
As of April 2, 2022, the aggregate intrinsic value of options that were exercisable was $70.7 million, and these options had a weighted average remaining contractual term of 4.2 years. As of April 2, 2022, the aggregate intrinsic value of options that were vested or expected to vest was $73.9 million, and these options had a weighted average remaining contractual term of 4.6 years.

As of April 2, 2022, the unrecognized compensation charge relating to the nonvested options other than Tier III options, was $4.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. The unrecognized compensation charge relating to the nonvested Tier III options was $7.2 million, which will be recognized if certain specified investment returns are achieved by Blackstone prior to the expiration of the performance period of these options on July 3, 2022.
During the three months ended April 2, 2022, cash of $0.2 million was received in relation to the exercise of vested options, compared to $1.7 million during the three months ended April 3, 2021. The aggregate intrinsic value of options exercised during the three months ended April 2, 2022 was $0.1 million, compared to $1.9 million during the three months ended April 3, 2021.
Summary of movements in RSUs and PRSUs outstanding

	Three months ended April 2, 2022
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	1,744,405	$13.98
—PRSUs	883,978	$16.98
	2,628,383	$14.99
Granted during the period:
—RSUs	1,271,922	$15.76
—PRSUs	425,670	$17.23
	1,697,592	$16.13
Forfeited during the period:
—RSUs	(38,598)	$13.59
—PRSUs	(120,458)	$22.47
	(159,056)	$20.31
Vested during the period:
—RSUs	(752,208)	$13.79
—PRSUs	(80,308)	16.46
	(832,516)	$14.04
Outstanding at the end of the period:
—RSUs	2,225,521	$15.07
—PRSUs	1,108,882	$16.52
	3,334,403	$15.55
As of April 2, 2022, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $36.9 million, which is expected to be recognized over a weighted average period of 2.1 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended April 2, 2022 was $11.7 million, compared to $3.1 million during the three months ended April 3, 2021.

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

	Three months ended
	April 2, 2022	April 3, 2021
Weighted average grant date fair value:
—SARs	$6.94	$6.66
—Share options	n/a	$6.66
—Premium-priced options	n/a	$6.36
—RSUs	$15.76	$15.00
—PRSUs	$17.23	$17.92

Inputs to the model:
—Expected volatility - SARs	43.5%	46.1%
—Expected volatility - share options	n/a	46.1%
—Expected volatility - premium-priced options	n/a	46.1%
—Expected volatility - PRSUs	49.1%	50.8%
—Expected option life for SARs (years)	6.0	6.0
—Expected option life for share options (years)	n/a	6.0
—Expected option life for premium-priced options (years)	n/a	6.0
—Risk-free interest rate:
SARs	1.91%	0.95%
Share options	n/a	0.95%
Premium-priced options	n/a	0.95%
PRSUs	1.72%	0.27%

15. Equity
Movements in the Company’s number of shares in issue for the three months ended April 2, 2022 and April 3, 2021, respectively, were as follows:

	Three months ended
(number of shares)	April 2, 2022	April 3, 2021
Balance as of the beginning of the period	291,282,137	290,853,067
Exercise of share options	17,828	216,006
Vesting of restricted stock units, net of withholding taxes	744,915	529,909
Shares repurchased and cancelled	(3,465,917)	—
Balance as of the end of the period	288,578,963	291,598,982
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.

In November 2021, the Company established a repurchase program allowing for up to $200 million in authorized share repurchases. During the three months ended April 2, 2022, Gates repurchased 11,465,917 shares at an aggregate cost of $174.7 million, and incurred an additional $1.2 million of costs related directly to these repurchases. All shares repurchased were cancelled, except for 8,000,000 shares repurchased in March 2022 as described further below, which remained uncancelled at April 2, 2022, and are accordingly reflected as treasury shares. These shares are expected to be cancelled during May 2022.
On March 24, 2022, the Company, certain selling shareholders affiliated with Blackstone Inc. and Citigroup Global Markets Inc. (“Citigroup”) entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to Citigroup 5,000,000 ordinary shares of the Company at a price of $15.14 per ordinary share (the “Offering”). The selling shareholders also granted to Citigroup an option to purchase up to 750,000 additional ordinary shares of the Company; this option was exercised in full on March 25, 2022. The Company did not receive any proceeds from the sale of ordinary shares in the Offering, which closed on March 30, 2022.
In connection with the Offering, the Company repurchased 8,000,000 ordinary shares through Citigroup from the same selling shareholders at a price of $15.14 per ordinary share for an aggregate consideration of $121.1 million, plus costs directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $70.0 million under Gates’ asset-backed revolving credit facility.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)
Foreign currency translation	(0.3)	(9.0)	—	(9.3)	(7.0)	(16.3)
Cash flow hedges movements	—	—	29.2	29.2	—	29.2
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive (loss) income	(0.4)	(9.0)	29.2	19.8	(7.0)	12.8
As of April 2, 2022	$36.2	$(845.7)	$4.1	$(805.4)	$(30.4)	$(835.8)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 2, 2021	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)
Foreign currency translation	—	(39.8)	—	(39.8)	(10.0)	(49.8)
Cash flow hedges movements	—	—	12.1	12.1	—	12.1
Other comprehensive (loss) income	—	(39.8)	12.1	(27.7)	(10.0)	(37.7)
As of April 3, 2021	$14.9	$(810.0)	$(38.0)	$(833.1)	$(28.1)	$(861.2)

17. Related party transactions
A. Entities affiliated with Blackstone
In connection with the initial public offering of Gates, we entered into a Support and Services Agreement with Blackstone Management Partners L.L.C. (“BMP”) under which the Company and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During the periods presented, no amounts were paid or were outstanding under this agreement. This agreement terminates on the date our Sponsor beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
As described in note 15, the Company repurchased 8,000,000 ordinary shares through Citigroup from certain shareholders affiliated with Blackstone Inc. for an aggregate consideration of $121.1 million, plus costs directly related to the transaction of $0.8 million.

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Sales	$—	$0.1
Purchases	$(4.0)	$(4.4)
Amounts outstanding in respect of these transactions were payables of $1.1 million as of April 2, 2022, compared to payables of $1.0 million as of January 1, 2022. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Sales	$16.9	$16.6
Purchases	$(5.5)	$(5.6)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of April 2, 2022	As of January 1, 2022
Receivables	$6.7	$5.4
Payables	$(4.1)	$(3.6)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of April 2, 2022, letters of credit totaling $41.9 million were outstanding against the asset-backed revolving facility, compared to $45.3 million as of January 1, 2022. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.7 million as of April 2, 2022, compared to $6.3 million as of January 1, 2022.
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

C. Warranties
The following summarizes the movements in the warranty liability for the three months ended April 2, 2022 and April 3, 2021, respectively:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Balance as of the beginning of the period	$18.7	$19.8
Charge for the period	3.4	2.5
Payments made	(2.8)	(2.4)
Released during the period	(1.5)	(0.5)
Foreign currency translation	(0.1)	—
Balance as of the end of the period	$17.7	$19.4

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
During the three months ended April 2, 2022, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended April 2, 2022, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales.

During the three months ended April 2, 2022, we continued to experience challenges from raw material and freight inflation, which we expect to continue in the near term. We have remained price/cost neutral on a dollar basis relative to these inflation impacts in the first quarter of 2022 and expect additional pricing actions in all regions across all channels to support our goal of Adjusted EBITDA margin neutrality by the end of 2022. In addition, we have experienced production disruptions and input shortages on labor, raw materials and freight in 2021 and continuing into 2022. We continue to prioritize supporting our customers and anticipate that the margin impact of incremental costs incurred as a result of doing so will be temporary. While we believe we can continue to manage through these challenges, this may impact our ability to deliver products to our customers.
Russia-Ukraine conflict
As the military conflict between Russia and Ukraine continues to evolve, we are closely monitoring the impact on our business and our people. Gates has a single distribution center in Russia that sells primarily to customers based in Russia. We have not shipped additional product into Russia since late February 2022, but have continued to fulfill limited contractual obligations through this distribution center while complying with all current, applicable sanctions and regulations. However, the sanctions regime will make it prohibitive for us to continue our business in Russia in the near future and we have begun reviewing plans for the cessation of our commercial activities, which we do not expect to result in material charges. This crisis, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity both in the region and globally, the impacts of which we cannot fully predict. Should the conflict continue or escalate, it could have a significant negative effect on our business and results in the future including continued inflationary pressures on raw materials, energy and transportation, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, heightened cybersecurity threats and the possibility of recording restructuring charges. We currently anticipate a headwind of approximately 2% to our 2022 global revenues resulting directly from this conflict.
Impact of COVID-19 Pandemic
In the third year of COVID-19, we continue to contend with the ongoing implications of the pandemic and prioritizing the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In those cases where local production supports demand in other regions, contingency plans have been activated as appropriate. In addition to the handful of plants that were temporarily closed by government mandates, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. During March 2022, an increase in COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shutdowns and restrictions in China, and resulted in a modest loss of production, sales and profitability. It is currently unclear how long this latest series of shutdowns will continue and we may experience future production disruptions where plants are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place constraints on our ability to produce or deliver our products and meet customer demand or increase our costs.
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
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $388.1 million under our lines of credit, in addition to cash balances of $406.8 million as of April 2, 2022. In addition, our business has a demonstrated ability to generate free cash flow even in challenging environments.

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
Results for the three months ended April 2, 2022 compared to the results for the three months ended April 3, 2021
Summary Gates Performance

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Net sales	$893.4	$881.3
Cost of sales	588.5	535.8
Gross profit	304.9	345.5
Selling, general and administrative expenses	235.2	211.6
Transaction-related expenses	0.8	2.4
Restructuring expenses	0.5	2.9
Operating income from continuing operations	68.4	128.6
Interest expense	32.6	34.4
Other expenses (income)	0.6	(1.2)
Income from continuing operations before taxes	35.2	95.4
Income tax (benefit) expense	(2.2)	18.9
Net income from continuing operations	$37.4	$76.5

Adjusted EBITDA(1)	$156.8	$196.3
Adjusted EBITDA margin	17.6%	22.3%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended April 2, 2022 were $893.4 million, compared to $881.3 million during the prior year period, an increase of 1.4%, or $12.1 million. Our net sales for the three months ended April 2, 2022 were adversely impacted by movements in average currency exchange rates of $24.3 million compared to the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, primarily the Euro. Excluding this impact, core sales increased by $36.4 million, or 4.1%, during the three months ended April 2, 2022 compared to the prior year period, driven primarily by a $69.1 million benefit from favorable pricing, offset partially by the impact of lower volumes.
Core sales in our Power Transmission and Fluid Power businesses increased by 2.9% and 6.3%, respectively, for the three months ended April 2, 2022 compared to the prior year period. These increases were driven primarily by growth in sales to our industrial customers, which were 5.3% higher compared with the prior year period, with most of this growth coming from replacement sales, which grew by 9.2% during the three months ended April 2, 2022 compared to the prior year period. Industrial growth was focused in the diversified industrial, agriculture and personal mobility end markets, which grew by 7.9%, 11.4% and 23.2%, respectively, during the three months ended April 2, 2022 compared to the prior year period. Regionally, this industrial growth was driven primarily by EMEA and North America, which grew across every end market and in total by 10.4% and 5.4%, respectively, during the three months ended April 2, 2022 compared to the prior year period. This growth was offset partially by a 21.3% decline in industrial sales in Greater China, driven by the construction end market, due to the continued weakness in the broader construction sector of the Chinese economy and exacerbated by the lockdowns throughout March 2022. Sales to automotive replacement customers grew in almost every region and by 5.6% in total, more than offsetting weakness in automotive first-fit sales, which declined by 4.3% during the three months ended April 2, 2022 compared to the prior year period. This automotive first-fit decline was primarily in EMEA, but this was somewhat offset by growth in certain developing markets, particularly in Greater China and South America.

Cost of sales
Cost of sales for the three months ended April 2, 2022 was $588.5 million, compared to $535.8 million for the prior year period, an increase of 9.8%, or $52.7 million. The increase is primarily attributable to higher inflation-related costs, including higher materials and inbound freight costs, of $71.7 million, in addition to a $7.6 million adjustment to remeasure certain inventories on a LIFO basis. These increases were offset partially by $18.6 million from favorable movements in average currency exchange rates. The decrease in cost of sales due to lower volumes was broadly offset by the resulting lower absorption of fixed costs.
Gross profit
As a result of the factors described above, gross profit for the three months ended April 2, 2022 was $304.9 million, compared to $345.5 million for the prior year period, a decrease of 11.8% or $40.6 million. Our gross profit margin accordingly dropped by 510 basis points to 34.1% for the three months ended April 2, 2022, down from 39.2% for the prior year period.
Selling, general and administrative expenses
SG&A expenses for the three months ended April 2, 2022 were $235.2 million compared to $211.6 million for the prior year period. This increase of $23.6 million was driven primarily by higher stock compensation costs of $17.8 million, due largely to the vesting of certain pre-IPO options as discussed further in note 14 to the condensed consolidated financial statements included elsewhere in this report. The remainder of the increase was attributable to a combination of higher labor and benefits, travel and marketing costs, offset partially by favorable movements in average currency exchange rates of $6.6 million.
Transaction-related expenses
Transaction-related expenses for the three months ended April 2, 2022 were $0.8 million compared to $2.4 million for the prior year period. Expenses for the three months ended April 2, 2022 related primarily to the secondary offering completed in March 2022, and, in the prior year period, to the Dollar Term Loan amendments completed in February 2021 and certain other corporate transactions.
Restructuring expenses
Restructuring expenses of $0.5 million were incurred during the three months ended April 2, 2022 related primarily to severance and other labor and benefit costs, and facility closures or relocations in several countries.
Restructuring expenses of $2.9 million were recognized during the prior year period, including $1.2 million related to our European reorganization, involving office and distribution center closures or downsizings and the implementation of a regional shared service center, $0.9 million related to the optimization of our Middle East business, and $0.8 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea.
Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Debt:
Dollar Term Loan	$15.7	$17.0
Euro Term Loan	5.3	6.3
Dollar Senior Notes	8.9	9.0
	29.9	32.3
Amortization of deferred issuance costs	1.9	1.3
Other interest expense	0.8	0.8
	$32.6	$34.4
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended April 2, 2022 decreased when compared to the equivalent prior year period due primarily to the lower interest rates applicable on the floating rate Dollar Term Loan.

Other expenses (income)
Our other expenses (income) were as follows:

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Interest income on bank deposits	$(0.8)	$(1.0)
Foreign currency loss on net debt and hedging instruments	2.5	1.1
Net adjustments related to post-retirement benefits	(1.6)	(1.2)
Other	0.5	(0.1)
	$0.6	$(1.2)
Other expenses for the three months ended April 2, 2022 were $0.6 million, compared to an income of $1.2 million in the prior year period. This change was driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments in addition to fees incurred in relation to our trade accounts receivable factoring program that had not yet been implemented in the prior year period. These higher expenses were offset partially by higher expected returns on post-retirement benefit plan assets based on the most recent actuarial valuations.
Income tax (benefit) expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 2, 2022, we had an income tax benefit of $2.2 million on pre-tax income of $35.2 million, which resulted in an effective tax rate of (6.3)%, compared to an income tax expense of $18.9 million on pre-tax income of $95.4 million, which resulted in an effective tax rate of 19.8% for the three months ended April 3, 2021.
For the three months ended April 2, 2022 the effective tax rate was driven primarily by discrete tax benefits of $10.7 million, of which $8.2 million related to the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by jurisdictional mix of taxable earnings. For the three months ended April 3, 2021, the effective tax rate was driven primarily by jurisdictional mix of taxable earnings with no significant discrete items.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended April 2, 2022, that it is more likely than not that deferred tax assets in the U.S. totaling $8.2 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.

Adjusted EBITDA
Adjusted EBITDA for the three months ended April 2, 2022 was $156.8 million, compared to $196.3 million for the prior year period, a decrease of 20.1% or $39.5 million. Adjusted EBITDA margin was 17.6% for the three months ended April 2, 2022, a 470 basis point decrease from the prior year period margin of 22.3%. The decrease in Adjusted EBITDA was driven primarily by decreased gross profit of $40.6 million, which was largely the result of higher inflation as described above.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (62.2% of Gates’ net sales for the three months ended April 2, 2022)

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021	Period over Period Change
Net sales	$555.6	$559.5	(0.7%)
Adjusted EBITDA	$97.8	$132.7	(26.3%)
Adjusted EBITDA margin	17.6%	23.7%
Net sales in Power Transmission for the three months ended April 2, 2022 decreased by 0.7%, or $3.9 million, compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $20.0 million, core sales increased by 2.9%, or $16.1 million, compared to the prior year period, driven primarily by a $40.0 million benefit from favorable pricing, offset partially by the impact of lower volumes.
Power Transmission’s core sales growth was driven primarily by higher sales to replacement customers, which grew by 5.7% during the three months ended April 2, 2022 compared to the prior year period, particularly automotive replacement sales in EMEA. Industrial replacement sales grew by 7.1% globally, driven primarily by growth of 26.4% and 9.5% in Greater China and East Asia & India, respectively, compared to the prior year period, predominantly in the diversified industrial end market. Industrial first-fit sales grew by 1.5%, driven by 10.6% growth in North America, but this was more than offset by a 4.1% decline in sales to automotive first-fit customers, particularly in EMEA, during the three months ended April 2, 2022 compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended April 2, 2022 was $97.8 million, compared to $132.7 million for the prior year period, a decrease of 26.3% or $34.9 million. This decrease was driven primarily by a combination of higher inflation and lower volumes, offset partially by the benefit from favorable pricing of $40.0 million. As a result, Adjusted EBITDA margin for the three months ended April 2, 2022 was 17.6%, a 610 basis point decrease from the prior year period Adjusted EBITDA margin of 23.7%.
Fluid Power (37.8% of Gates’ net sales for the three months ended April 2, 2022)

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021	Period over Period Change
Net sales	$337.8	$321.8	5.0%
Adjusted EBITDA	$59.0	$63.6	(7.2%)
Adjusted EBITDA margin	17.5%	19.8%
Net sales in Fluid Power for the three months ended April 2, 2022 increased by 5.0%, or $16.0 million compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $4.3 million, core sales increased by 6.3%, or $20.3 million, compared to the prior year period, driven primarily by a $29.1 million benefit from favorable pricing, offset partially by the impact of lower volumes.

Fluid Power’s core sales increase in the three months ended April 2, 2022 was driven almost exclusively by growth in sales to replacement customers, and to industrial replacement customers in particular, which grew by 11.0% compared to the prior year period. Industrial sales into the energy and agriculture end markets (primarily in North America and EMEA) drove the majority of this growth, increasing globally by 20.1% and 10.6%, respectively, during the three months ended April 2, 2022 compared to the prior year period. This growth was offset partially by a decrease of 2.7% in sales into the construction end market, particularly in Greater China, compared to the prior year period.
Fluid Power Adjusted EBITDA for the three months ended April 2, 2022 was $59.0 million, compared to $63.6 million for the prior year period, a decrease of 7.2%, or $4.6 million. The decrease in Adjusted EBITDA was driven primarily by a combination of higher inflation and lower volumes, offset partially by the benefit from favorable pricing of $29.1 million. The Adjusted EBITDA margin consequently decreased by 230 basis points compared to the prior year period.
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
Cash Flow
Three months ended April 2, 2022 compared to the three months ended April 3, 2021
Cash used in operating activities was $105.4 million during the three months ended April 2, 2022 compared to cash used in operating activities of $24.0 million during the prior year period. This increase was driven primarily by lower operating performance during the current year, and an increase of $8.1 million in taxes paid, as well as higher bonus payments and a lower value-added tax recovery than in the prior year.
Net cash used in investing activities during the three months ended April 2, 2022 was $25.0 million, compared to $29.2 million in the prior year period. This decrease was driven primarily by lower capital expenditures.
Net cash used in financing activities was $115.8 million during the three months ended April 2, 2022, compared to $15.1 million in the prior year period. This higher cash outflow was driven primarily by the $175.2 million paid to acquire shares under our share repurchase program, offset partially by the drawing of $70.0 million under our asset-backed revolving credit facility, the cash from which was used to partially fund the share repurchases.

Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of April 2, 2022	As of January 2, 2021	As of April 2, 2022	As of January 2, 2021
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$1,962.6	$1,986.1	$1,986.0	$2,011.2
Asset-backed revolver	70.0	—	70.0	—
—Unsecured
Senior Notes (U.S. dollar)	570.0	578.5	568.0	568.0
	$2,602.6	$2,564.6	$2,624.0	$2,579.2
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Drawings
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report. This borrowing is intended to be short-term in nature.
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
For the twelve months ended April 2, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 68% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of April 2, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 63% of our total assets and approximately 28% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the three months ended April 2, 2022, our Net Debt increased by $296.2 million from $1,921.0 million as of January 1, 2022 to $2,217.2 million as of April 2, 2022. Net Debt was impacted favorably by $15.1 million due to movements in currency exchange rates, related primarily to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt. Excluding this impact, Net Debt increased by $311.3 million, which was driven primarily by cash used in operating activities of $105.4 million, $175.2 million paid to acquire shares under our share repurchase program, and capital expenditures of $18.0 million.
Borrowing Headroom
As of April 2, 2022, our asset-backed revolving credit facility had a borrowing base of $250.0 million, being the maximum amount we can draw down based on the current value of the secured assets. During March 2022, we drew $70.0 million under this facility to partially fund the purchase of shares under our share repurchase program. In addition, there were letters of credit outstanding against the facility amounting to $41.9 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million.
In total, our committed borrowing headroom was $388.1 million, in addition to cash balances of $406.8 million.
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
•restructuring expenses, including severance-related expenses; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.

Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. In particular, we exclude the effect on cost of sales of the uplift to the carrying amount of inventory held by entities acquired by Gates. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the underlying performance of our businesses. During the periods presented, we excluded restructuring expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; and changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual cost changes or timing of those changes as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 2, 2022	April 03, 2021
Net income from continuing operations	$37.4	$76.5
Income tax (benefit) expense	(2.2)	18.9
Net interest and other expenses	33.2	33.2
Depreciation and amortization	55.1	55.8
EBITDA	123.5	184.4
Transaction-related expenses (1)	0.8	2.4
Restructuring expenses	0.5	2.9
Share-based compensation expense	24.1	6.3
Inventory impairments and adjustments (2) (included in cost of sales)	7.6	—
Severance expenses (included in SG&A)	0.3	0.3
Adjusted EBITDA	$156.8	$196.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis. The recent inflationary environment has caused LIFO values to drop below First-in, First-out (“FIFO”) values because LIFO measurement results in the more recent inflated costs being matched against current sales while historical, lower costs are retained in inventories.

Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	April 2, 2022	April 3, 2021
Net sales	$893.4	$881.3
Adjusted EBITDA	$156.8	$196.3
Adjusted EBITDA margin	17.6%	22.3%
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

	Three months ended April 2, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended April 2, 2022	$555.6	$337.8	$893.4
Impact on net sales of movements in currency rates	20.0	4.3	24.3
Core revenue for the three months ended April 3, 2021	$575.6	$342.1	$917.7

Net sales for the three months ended April 3, 2021	559.5	321.8	881.3
Increase in net sales on a core basis (core revenue)	$16.1	$20.3	$36.4

Core revenue growth	2.9%	6.3%	4.1%
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
Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.

Net Debt was as follows:

(dollars in millions)	As of April 2, 2022	As of January 1, 2022
Principal amount of debt	$2,624.0	$2,579.2
Less: Cash and cash equivalents	(406.8)	(658.2)
Net Debt	$2,217.2	$1,921.0
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of April 2, 2022	As of January 1, 2022
Principal amount of debt	$2,624.0	$2,579.2
Accrued interest	8.4	16.9
Deferred issuance costs	(29.8)	(31.5)
Carrying amount of debt	$2,602.6	$2,564.6
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
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a receivable of $147.5 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of April 2, 2022 (compared to a receivable of $0.6 million due to Gates Global LLC and its subsidiaries as of January 1, 2022) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $1.4 million and $4.2 million as of April 2, 2022 and January 1, 2022, respectively.
Critical Accounting Estimates and Judgments
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions concerning the future that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period.
Please refer to “Critical Accounting Estimates and Judgments” described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the SEC, from which there have been no material changes.

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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of April 2, 2022, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
1/2/2022 - 1/29/2022	—	$—	—	$189.5
1/30/2022 - 2/26/2022	1,430,917	$15.45	1,430,917	$167.3
2/27/2022 - 4/2/2022	10,035,000	$15.20	10,035,000	$14.8
Total	11,465,917	$15.23	11,465,917	$14.8
(1)    The table reflects open market purchases of our ordinary shares by the Company and does not include commissions or other costs paid to repurchase shares. All shares repurchased were cancelled by the end of the quarter, except for 8,000,000 shares repurchased in March 2022, which are expected to be cancelled during May 2022.
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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended April 2, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2022 and April 3, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2022 and April 3, 2021, (iii) Condensed Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2022 and April 3, 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended April 2, 2022 and April 3, 2021, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ L. Brooks Mallard
	Name:	L. Brooks Mallard
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: May 4, 2022