Form 10-Q
period 2022-10-01
Gates Industrial Corp plc
filed 2022-11-04
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 31, 2022, there were 282,448,393 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations (including those related to the Russia-Ukraine conflict); macroeconomic factors beyond our control including exchange rate fluctuations; severe disruptions in the global economy due to the ongoing COVID-19 pandemic; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; pricing pressures from our customers; continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our ability to maintain and enhance our strong brand; market acceptance of new product introductions and innovations; our cost-reduction actions; longer lives of products used in our end markets may affect demand for some of our replacement markets; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; liabilities with respect to businesses that we have divested in the past; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; infringement on the intellectual property of others; failure to adequately protect or enforce our intellectual property rights against counterfeiting activities; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; recalls, product liability claims or product warranties claims; failure to comply with anti-corruption laws and other laws governing our international operations; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage, including interest rate risk; and the significant influence of our majority shareholders, affiliates of Blackstone Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$860.7	$862.4	$2,660.9	$2,658.8
Cost of sales	551.2	521.7	1,720.3	1,605.9
Gross profit	309.5	340.7	940.6	1,052.9
Selling, general and administrative expenses	199.7	217.4	644.0	643.2
Transaction-related expenses	0.7	0.2	2.0	2.8
Asset impairments	0.5	—	1.1	—
Restructuring expenses	4.7	1.9	8.4	8.5
Other operating expense (income)	0.1	(9.3)	0.2	(9.8)
Operating income from continuing operations	103.8	130.5	284.9	408.2
Interest expense	33.3	33.1	98.9	100.8
Other expenses (income)	3.1	1.9	11.8	(0.5)
Income from continuing operations before taxes	67.4	95.5	174.2	307.9
Income tax expense	11.4	17.3	21.5	47.8
Net income from continuing operations	56.0	78.2	152.7	260.1
Loss (gain) on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	—	0.2	0.3	(0.1)
Net income	56.0	78.0	152.4	260.2
Less: non-controlling interests	4.1	7.8	16.5	25.8
Net income attributable to shareholders	$51.9	$70.2	$135.9	$234.4

Earnings per share
Basic
Earnings per share from continuing operations	$0.18	$0.24	$0.48	$0.80
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.18	$0.24	$0.48	$0.80

Diluted
Earnings per share from continuing operations	$0.18	$0.23	$0.47	$0.79
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.18	$0.23	$0.47	$0.79
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$56.0	$78.0	$152.4	$260.2
Other comprehensive loss
Foreign currency translation:
—Net translation loss on foreign operations, net of tax benefit (expense), respectively, of $0.2, $0, $(0.8) and $0	(149.6)	(57.5)	(341.4)	(92.9)
—Gain on net investment hedges, net of tax (expense) benefit, respectively, of $(0.1), $0, $0.8 and $0	16.7	9.7	49.8	25.2
Total foreign currency translation movements	(132.9)	(47.8)	(291.6)	(67.7)
Cash flow hedges (interest rate derivatives):
—Gain (loss) arising in the period, net of tax expense, respectively, of $(6.8), $0, $(15.6) and $(1.5)	20.1	(0.2)	46.9	4.4
—Reclassification to net income, net of tax expense, respectively, of $(0.7), $(1.3), $(3.5) and $(4.0)	2.3	4.1	10.5	12.1
Total cash flow hedges movements	22.4	3.9	57.4	16.5
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1, $0, $0.2 and $0	(0.1)	—	(0.5)	—
Total post-retirement benefits movements	(0.1)	—	(0.5)	—
Other comprehensive loss	(110.6)	(43.9)	(234.7)	(51.2)
Comprehensive (loss) income for the period	$(54.6)	$34.1	$(82.3)	$209.0

Comprehensive (loss) income attributable to shareholders:
—(Loss) income arising from continuing operations	$(31.1)	$26.9	$(36.4)	$190.3
—(Loss) income arising from discontinued operations	—	(0.2)	(0.3)	0.1
	(31.1)	26.7	(36.7)	190.4
Comprehensive (loss) income attributable to non-controlling interests	(23.5)	7.4	(45.6)	18.6
	$(54.6)	$34.1	$(82.3)	$209.0
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of October 1, 2022	As of January 1, 2022
Assets
Current assets
Cash and cash equivalents	$395.3	$658.2
Trade accounts receivable, net	805.4	708.1
Inventories	686.6	682.6
Taxes receivable	62.8	19.1
Prepaid expenses and other assets	266.8	210.7
Total current assets	2,216.9	2,278.7
Non-current assets
Property, plant and equipment, net	618.2	670.3
Goodwill	1,905.3	2,063.0
Pension surplus	64.4	75.5
Intangible assets, net	1,491.6	1,642.2
Right-of-use assets	130.2	124.2
Taxes receivable	14.7	15.7
Deferred income taxes	531.2	639.3
Other non-current assets	66.2	24.1
Total assets	$7,038.7	$7,533.0
Liabilities and equity
Current liabilities
Debt, current portion	$28.2	$38.1
Trade accounts payable	453.2	506.6
Taxes payable	47.9	34.1
Accrued expenses and other current liabilities	217.4	277.1
Total current liabilities	746.7	855.9
Non-current liabilities
Debt, less current portion	2,467.1	2,526.5
Post-retirement benefit obligations	91.3	106.2
Lease liabilities	122.6	116.4
Taxes payable	105.9	103.7
Deferred income taxes	210.5	283.7
Other non-current liabilities	51.1	59.2
Total liabilities	3,795.2	4,051.6
Commitments and contingencies (note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 282,440,724 (January 1, 2022: authorized shares: 3,000,000,000; outstanding shares: 291,282,137)	2.8	2.9
—Additional paid-in capital	2,533.0	2,484.1
—Accumulated other comprehensive loss	(997.8)	(825.2)
—Retained earnings	1,398.0	1,437.9
Total shareholders’ equity	2,936.0	3,099.7
Non-controlling interests	307.5	381.7
Total equity	3,243.5	3,481.4
Total liabilities and equity	$7,038.7	$7,533.0
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net income	$152.4	$260.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164.1	167.4
Foreign exchange and other non-cash financing expenses	31.0	23.7
Share-based compensation expense	34.8	18.5
Decrease in post-employment benefit obligations, net	(11.5)	(11.9)
Deferred income taxes	(53.2)	(46.0)
Asset impairments	1.4	0.1
Other operating activities	4.7	5.6
Changes in operating assets and liabilities, net of effects of acquisitions:
—Increase in accounts receivable	(147.2)	(123.9)
—Increase in inventories	(50.8)	(154.8)
—(Decrease) increase in accounts payable	(17.3)	49.8
—Increase in prepaid expenses and other assets	(15.6)	(18.3)
—(Decrease) increase in taxes payable	(23.0)	35.1
—(Decrease) increase in other liabilities	(51.0)	8.0
Net cash provided by operating activities	18.8	213.5
Cash flows from investing activities
Purchases of property, plant and equipment	(59.0)	(56.4)
Purchases of intangible assets	(6.7)	(7.6)
Cash paid under corporate-owned life insurance policies	(11.6)	(11.2)
Cash received under corporate-owned life insurance policies	4.6	2.4
Other investing activities	1.2	2.2
Net cash used in investing activities	(71.5)	(70.6)
Cash flows from financing activities
Issuance of shares	15.1	4.3
Buy-back of shares	(175.8)	—
Proceeds from long-term debt	70.0	—
Payments of long-term debt	(45.5)	(85.7)
Debt issuance costs paid	(0.3)	(8.6)
Dividends paid to non-controlling interests	(28.7)	(13.5)
Other financing activities	(11.8)	(10.5)
Net cash used in financing activities	(177.0)	(114.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(32.8)	(9.7)
Net (decrease) increase in cash and cash equivalents	(262.5)	19.2
Cash and cash equivalents and restricted cash at the beginning of the period	660.9	524.1
Cash and cash equivalents and restricted cash at the end of the period	$398.4	$543.3
Supplemental schedule of cash flow information
Interest paid	$95.2	$100.7
Income taxes paid	$97.7	$58.7
Accrued capital expenditures	$1.9	$0.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended October 1, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 2, 2022	$2.8	$2,524.1	$(914.8)	$1,346.1	$2,958.2	$345.1	$3,303.3

Net income	—	—	—	51.9	51.9	4.1	56.0
Other comprehensive loss	—	—	(83.0)	—	(83.0)	(27.6)	(110.6)
Total comprehensive (loss) income	—	—	(83.0)	51.9	(31.1)	(23.5)	(54.6)
Other changes in equity:
—Issuance of shares	—	1.2	—	—	1.2	—	1.2
—Shares withheld for employee taxes	—	(0.1)	—	—	(0.1)	—	(0.1)
—Share-based compensation	—	7.8	—	—	7.8	0.1	7.9
—Dividends paid to non-controlling interests	—	—	—	—	—	(14.2)	(14.2)
As of October 1, 2022	$2.8	$2,533.0	$(997.8)	$1,398.0	$2,936.0	$307.5	$3,243.5

	Three months ended October 2, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 3, 2021	$2.9	$2,471.2	$(805.9)	$1,315.6	$2,983.8	$380.2	$3,364.0

Net income	—	—	—	70.2	70.2	7.8	78.0
Other comprehensive income	—	—	(43.5)	—	(43.5)	(0.4)	(43.9)
Total comprehensive (loss) income	—	—	(43.5)	70.2	26.7	7.4	34.1
Other changes in equity:
—Issuance of shares	—	0.6	—	—	0.6	—	0.6
—Shares withheld for employee taxes	—	—	—	—	—	—	—
—Share-based compensation	—	5.9	—	—	5.9	0.1	6.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(3.2)	(3.2)
As of October 2, 2021	$2.9	$2,477.7	$(849.4)	$1,385.8	$3,017.0	$384.5	$3,401.5

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended October 1, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 1, 2022	$2.9	$2,484.1	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4

Net income	—	—	—	135.9	135.9	16.5	152.4
Other comprehensive loss	—	—	(172.6)	—	(172.6)	(62.1)	(234.7)
Total comprehensive (loss) income	—	—	(172.6)	135.9	(36.7)	(45.6)	(82.3)
Other changes in equity:
—Issuance of shares	—	15.1	—	—	15.1	—	15.1
—Shares withheld for employee taxes	—	(1.4)	—	—	(1.4)	—	(1.4)
—Buy-back and cancellation of shares	(0.1)	—	—	(175.8)	(175.9)	—	(175.9)
—Share-based compensation	—	35.2	—	—	35.2	0.1	35.3
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.7)	(28.7)
As of October 1, 2022	$2.8	$2,533.0	$(997.8)	$1,398.0	$2,936.0	$307.5	$3,243.5

	Nine months ended October 2, 2021

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 2, 2021	$2.9	$2,456.8	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0

Net income	—	—	—	234.4	234.4	25.8	260.2
Other comprehensive loss	—	—	(44.0)	—	(44.0)	(7.2)	(51.2)
Total comprehensive (loss) income	—	—	(44.0)	234.4	190.4	18.6	209.0
Other changes in equity:
—Issuance of shares	—	4.3	—	—	4.3	—	4.3
—Shares withheld for employee taxes	—	(0.7)	—	—	(0.7)	—	(0.7)
—Share-based compensation	—	17.3	—	—	17.3	0.1	17.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.5)	(13.5)
As of October 2, 2021	$2.9	$2,477.7	$(849.4)	$1,385.8	$3,017.0	$384.5	$3,401.5

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of October 1, 2022 and January 1, 2022, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from July 3, 2022 to October 1, 2022, with comparative information for the 91-day period from July 4, 2021 to October 2, 2021 and for the 273-day period from January 2, 2022 to October 1, 2022, with comparative information for the 273-day period from January 3, 2021 to October 2, 2021.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of October 1, 2022 and the results of its operations and cash flows for the periods ended October 1, 2022 and October 2, 2021. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 1, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and, except as noted below, have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended January 1, 2022. The condensed consolidated balance sheet as of January 1, 2022 has been derived from those audited financial statements.

During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of October 1, 2022, the collection of $99.1 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $106.9 million as of January 1, 2022. During the three and nine months ended October 1, 2022, we incurred costs in respect of this program of $1.5 million and $2.9 million, respectively, which are recorded under other expenses (income). During the three and nine months ended October 2, 2021, we incurred costs in respect of this program of $0.4 million and $0.6 million, respectively.
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

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Power Transmission	$522.5	$549.4	$1,621.1	$1,697.5
Fluid Power	338.2	313.0	1,039.8	961.3
Continuing operations	$860.7	$862.4	$2,660.9	$2,658.8
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	October 1, 2022		October 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$150.2	$189.6	$157.3	$157.1
North America, excluding U.S.	52.6	52.9	44.7	49.1
United Kingdom (“U.K.”)	11.4	15.7	12.4	13.4
EMEA(1), excluding U.K.	132.8	40.9	157.0	50.2
East Asia and India	70.6	17.2	75.4	22.2
Greater China	81.4	8.7	83.0	10.4
South America	23.5	13.2	19.6	10.6
Net sales	$522.5	$338.2	$549.4	$313.0

	Nine months ended
	October 1, 2022		October 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$476.0	$553.3	$475.0	$467.5
North America, excluding U.S.	153.8	157.8	137.5	150.0
U.K.	34.1	50.0	38.0	43.5
EMEA(1), excluding U.K.	444.4	150.2	500.7	151.0
East Asia and India	218.9	57.2	235.5	66.1
Greater China	226.2	33.2	255.9	55.2
South America	67.7	38.1	54.9	28.0
Net sales	$1,621.1	$1,039.8	$1,697.5	$961.3
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Developed	$555.9	$554.2	$1,716.1	$1,700.0
Emerging	304.8	308.2	944.8	958.8
Net sales	$860.7	$862.4	$2,660.9	$2,658.8

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
•    asset impairments;
•    restructuring expenses, including severance-related expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Power Transmission	$101.9	$123.2	$302.1	$405.5
Fluid Power	75.8	60.7	212.5	190.7
Continuing operations	$177.7	$183.9	$514.6	$596.2

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income from continuing operations	$56.0	$78.2	$152.7	$260.1
Income tax expense	11.4	17.3	21.5	47.8
Income from continuing operations before taxes	67.4	95.5	174.2	307.9
Interest expense	33.3	33.1	98.9	100.8
Other expenses (income)	3.1	1.9	11.8	(0.5)
Operating income from continuing operations	103.8	130.5	284.9	408.2
Depreciation and amortization	53.2	54.7	164.1	167.4
Transaction-related expenses (1)	0.7	0.2	2.0	2.8
Asset impairments	0.5	—	1.1	—
Restructuring expenses	4.7	1.9	8.4	8.5
Share-based compensation expense	7.2	5.7	34.8	18.5
Inventory impairments and adjustments (2) (included in cost of sales)	7.5	—	18.7	0.1
Severance expenses (included in SG&A)	—	0.2	0.4	0.5
Other items not directly related to current operations	0.1	(9.3)	0.2	(9.8)
Adjusted EBITDA	$177.7	$183.9	$514.6	$596.2
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

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Restructuring expenses:
—Severance expenses	$2.6	$0.1	$4.9	$1.0
—Non-severance labor and benefit expenses	0.3	0.2	0.5	1.6
—Consulting expenses	0.7	0.4	1.1	1.9
—Other net restructuring expenses	1.1	1.2	1.9	4.0
	4.7	1.9	8.4	8.5
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	0.5	—	1.1	—

Restructuring expenses in cost of sales:
—Impairment of inventory	—	—	0.3	0.1
Total restructuring expenses	$5.2	$1.9	$9.8	$8.6

Expenses related to other strategic initiatives:
—Severance expenses included in SG&A	—	0.2	0.4	0.5
Total expenses related to other strategic initiatives	$—	$0.2	$0.4	$0.5
Restructuring and other strategic initiatives during the three and nine months ended October 1, 2022 related primarily to our ongoing European reorganization, including $2.2 million of labor and severance costs related to relocating certain production activities within Europe during the three months ended October 1, 2022, in addition to severance costs of $2.3 million during the nine months ended period related to relocation and integration of certain support functions into our regional shared service center. We also incurred $1.4 million and $2.7 million of costs, respectively, during the three and nine months ended October 1, 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $0.3 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments) for the nine-month period. Other restructuring costs incurred during the period related to non-severance and other labor and benefit costs, prior period facility closures or relocations in several countries.
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

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Power Transmission	$2.1	$1.5	$5.5	$6.1
Fluid Power	3.1	0.4	4.3	2.5
Continuing operations	$5.2	$1.9	$9.8	$8.6
The following summarizes the reserve for restructuring expenses for the nine months ended October 1, 2022 and October 2, 2021, respectively:

	Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021
Balance as of the beginning of the period	$6.5	$17.9
Utilized during the period	(8.0)	(18.2)
Charge for the period	8.5	9.1
Released during the period	(0.1)	(0.6)
Foreign currency translation	(0.9)	(0.7)
Balance as of the end of the period	$6.0	$7.5
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
For the three months ended October 1, 2022, we had income tax expense of $11.4 million on pre-tax income of $67.4 million, which resulted in an effective tax rate of 16.9%, compared to an income tax expense of $17.3 million on pre-tax income of $95.5 million, which resulted in an effective tax rate of 18.1% for the three months ended October 2, 2021.
For the three months ended October 1, 2022, the effective tax rate was driven primarily by a discrete tax benefit of $3.5 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by $2.6 million of other discrete expenses. For the three months ended October 2, 2021, the effective tax rate was driven primarily by discrete benefits of $6.5 million related to a reduction of deferred taxes on unremitted earnings of our subsidiaries and $2.6 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by a discrete tax expense of $2.3 million related to a net gain from the sale of a purchase option on a building in Europe, and an unfavorable jurisdictional mix of taxable earnings.
For the nine months ended October 1, 2022, we had an income tax expense of $21.5 million on pre-tax income of $174.2 million, which resulted in an effective tax rate of 12.3%, compared to an income tax expense of $47.8 million on pre-tax income of $307.9 million, which resulted in an effective tax rate of 15.5% for the nine months ended October 2, 2021.
For the nine months ended October 1, 2022, the effective tax rate was driven primarily by discrete benefits of $15.2 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits. For the nine months ended October 2, 2021, the effective tax rate was driven primarily by the same factors as described above for the three-month period and additional discrete benefits of $14.9 million recognized in prior periods related to changes in valuation allowance and tax laws.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended October 1, 2022, that it is more likely than not that deferred tax assets in the U.S. totaling $3.5 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income attributable to shareholders	$51.9	$70.2	$135.9	$234.4

Weighted average number of shares outstanding	282,332,159	291,863,482	284,586,267	291,575,929
Dilutive effect of share-based awards	2,842,185	7,819,807	3,773,418	5,624,154
Diluted weighted average number of shares outstanding	285,174,344	299,683,289	288,359,685	297,200,083

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	6,571,553	2,173,147	6,878,458	3,813,255

Basic earnings per share	$0.18	$0.24	$0.48	$0.80
Diluted earnings per share	$0.18	$0.23	$0.47	$0.79
7. Inventories

(dollars in millions)	As of October 1, 2022	As of January 1, 2022
Raw materials and supplies	$201.7	$199.6
Work in progress	44.5	43.4
Finished goods	440.4	439.6
Total inventories	$686.6	$682.6

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 1, 2022	$1,388.1	$674.9	$2,063.0
Foreign currency translation	(129.9)	(27.8)	(157.7)
As of October 1, 2022	$1,258.2	$647.1	$1,905.3

9. Intangible assets

	As of October 1, 2022			As of January 1, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,919.2	$(936.7)	$982.5	$2,031.7	$(901.6)	$1,130.1
—Technology	90.1	(89.2)	0.9	90.9	(89.4)	1.5
—Capitalized software	101.8	(63.0)	38.8	97.8	(56.6)	41.2
	2,111.1	(1,088.9)	1,022.2	2,220.4	(1,047.6)	1,172.8
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,624.5	$(1,132.9)	$1,491.6	$2,733.8	$(1,091.6)	$1,642.2
During the three months ended October 1, 2022, the amortization expense recognized in respect of intangible assets was $31.6 million, compared to $32.9 million for the three months ended October 2, 2021. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $25.6 million for the three months ended October 1, 2022, compared to a decrease of $11.3 million for the three months ended October 2, 2021.
During the nine months ended October 1, 2022, the amortization expense recognized in respect of intangible assets was $96.9 million, compared to $99.5 million for the nine months ended October 2, 2021. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $60.4 million for the nine months ended October 1, 2022, compared to a decrease of $20.6 million for the nine months ended October 2, 2021.
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

The period end fair values of derivative financial instruments were as follows:

	As of October 1, 2022					As of January 1, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$6.0	$11.4	$—	$—	$17.4	$—	$—	$(19.8)	$—	$(19.8)
—Interest rate caps	—	—	—	—	—	—	—	(1.3)	(0.5)	(1.8)
—Interest rate swaps	26.0	40.0	(10.7)	(18.9)	36.4	—	7.7	(12.9)	(26.9)	(32.1)

Derivatives not designated as hedging instruments:
—Currency forward contracts	5.4	—	(2.6)	—	2.8	2.9	—	(0.6)	—	2.3
	$37.4	$51.4	$(13.3)	$(18.9)	$56.6	$2.9	$7.7	$(34.6)	$(27.4)	$(51.4)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of October 1, 2022 and January 1, 2022, the notional principal amount of these contracts was $270.0 million. During March 2022, we extended these swaps, which originally matured on March 2022, to now mature on March 31, 2027. In addition, as of October 1, 2022, we have designated €25.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations, compared with €147.0 million as of January 1, 2022.
The fair value gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net fair value gains recognized in OCI in relation to:
—Euro-denominated debt	$1.5	$3.6	$12.2	$9.3
—Designated cross currency swaps	15.3	6.1	36.8	15.9
Total net fair value gains	$16.8	$9.7	$49.0	$25.2
During the three and nine months ended October 1, 2022, a net gain of $1.7 million and $3.3 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $0.4 million and $1.3 million, respectively, during the three and nine months ended October 2, 2021.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of October 1, 2022 and January 1, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $870.0 million which run from June 30, 2020 through June 30, 2025.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. In June 2018, we entered into two interest rate cap agreements with a notional amount of €425.0 million, covering the period from July 1, 2019 to June 30, 2023. The notional amount of our interest rate caps was €425.0 million as of January 1, 2022. During the three months ended October 1, 2022, we early terminated our interest rate caps.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$26.9	$(0.2)	$62.5	$5.9
—Amortization to net income of prior period fair value losses	4.5	4.5	13.4	13.4
—Deferred OCI reclassified to net income	(1.5)	0.9	0.6	2.7
Total movement	$29.9	$5.2	$76.5	$22.0
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of October 1, 2022 and January 1, 2022, there were no outstanding currency swaps.
As of October 1, 2022, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $140.5 million, compared to $171.9 million as of January 1, 2022.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.8	$1.1	$6.8	$3.1
Total	$1.8	$1.1	$6.8	$3.1

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

The carrying amount and fair value of our debt are set out below:

	As of October 1, 2022		As of January 1, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$28.2	$27.4	$38.1	$37.9
Non-current	2,467.1	2,373.3	2,526.5	2,553.0
	$2,495.3	$2,400.7	$2,564.6	$2,590.9
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of October 1, 2022
Equity investments	$0.1	$—	$0.1
Derivative assets	$—	$88.8	$88.8
Derivative liabilities	$—	$(32.2)	$(32.2)

As of January 1, 2022
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$10.6	$10.6
Derivative liabilities	$—	$(62.0)	$(62.0)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during the three and nine months ended October 2, 2021. During the three and nine months ended October 1, 2022, an impairment of fixed and other assets of $0.5 million and $1.1 million was recognized in relation to the suspension of our operations in Russia.

12. Debt

(dollars in millions)	As of October 1, 2022	As of January 1, 2022
Secured debt:
—Dollar Term Loan	$1,353.3	$1,363.7
—Euro Term Loan	552.4	647.5
—Asset-backed revolver	40.0	—
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,513.7	2,579.2
Deferred issuance costs	(26.4)	(31.5)
Accrued interest	8.0	16.9
Total carrying value of debt	2,495.3	2,564.6
Debt, current portion	28.2	38.1
Debt, less current portion	$2,467.1	$2,526.5
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
Dollar and Euro Term Loans
Our secured credit facilities include a Dollar Term Loan credit facility and a Euro Term Loan credit facility that were drawn on July 3, 2014. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR plus an applicable margin. The Euro Term Loan matures on March 31, 2024. On February 24, 2021, we made amendments to the Dollar Term Loan credit agreement, including extending the maturity date of the Dollar Term Loan, from March 31, 2024 to March 31, 2027, reducing the interest rate floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable interest rate margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of $8.6 million, of which $6.9 million qualified for deferral and is being amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
The Dollar Term Loan interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of October 1, 2022, borrowings under this facility bore interest at a rate of 5.62% per annum. The Dollar Term Loan interest rate is re-set on the last business day of each month. The Euro Term Loan interest rate is currently EURIBOR, subject to a floor of 0%, plus a margin of 3.00%, and as of October 1, 2022, borrowings under this facility bore interest at a rate of 3.69% per annum. Beginning October 2022, the Euro Term Loan interest rate is re-set on the last business day of each month.
Both term loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended October 1, 2022, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $10.3 million and $5.1 million, respectively. During the nine months ended October 2, 2021, we made amortization payments against the Dollar Term Loan and the Euro Term Loan of $10.3 million and $5.8 million, respectively.

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
During the periods presented, foreign exchange gain were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain were recognized in OCI.

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gain recognized in statement of operations	$32.2	$10.4	$77.8	$29.1
Gain recognized in OCI	1.5	3.6	12.2	9.3
Total gain	$33.7	$14.0	$90.0	$38.4
The above net foreign exchange gain recognized in the other expenses (income) line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC (the term loan borrower and an indirect subsidiary of Gates Industrial Corporation plc) is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of October 1, 2022, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both October 1, 2022 and January 1, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.

Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We have a revolving credit facility, maturing on January 29, 2023, backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($250.0 million as of October 1, 2022, compared to $240.4 million as of January 1, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Euro Term Loan and Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of October 1, 2022, we had a balance of $40.0 million outstanding under the asset-backed revolver following a $70.0 million drawing in March 2022 to facilitate the share repurchase transaction discussed further in note 15. We paid down $30.0 million of the borrowings during the three months ended October 1, 2022. As of January 1, 2022, there were no drawings for cash under this facility. The letters of credit outstanding under this facility were $25.4 million and $45.3 million as of October 1, 2022 and January 1, 2022, respectively.
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

Net periodic benefit income
The components of the net periodic benefit income for pensions and other post-retirement benefits were as follows:

	Three months ended October 1, 2022			Three months ended October 2, 2021
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$0.8	$—	$0.8	$1.1	$—	$1.1
Reported outside of operating income:
—Interest cost	3.7	0.3	4.0	3.3	0.3	3.6
—Expected return on plan assets	(5.4)	—	(5.4)	(4.8)	—	(4.8)
—Net amortization of prior period losses (gains)	0.3	(0.5)	(0.2)	0.4	(0.4)	—
Net periodic benefit income	$(0.6)	$(0.2)	$(0.8)	$—	$(0.1)	$(0.1)

Contributions	$4.5	$1.6	$6.1	$3.5	$0.8	$4.3

	Nine months ended October 1, 2022			Nine months ended October 2, 2021
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.5	$—	$2.5	$3.2	$—	$3.2
Reported outside of operating income:
—Interest cost	11.5	0.9	12.4	10.1	0.9	11.0
—Expected return on plan assets	(16.5)	—	(16.5)	(14.5)	—	(14.5)
—Net amortization of prior period losses (gains)	0.9	(1.6)	(0.7)	1.1	(1.1)	—
Net periodic benefit income	$(1.6)	$(0.7)	$(2.3)	$(0.1)	$(0.2)	$(0.3)

Contributions	$6.5	$2.8	$9.3	$8.6	$3.1	$11.7
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended October 1, 2022, we recognized a charge of $7.2 million and $34.8 million, respectively, compared to $5.7 million and $18.5 million, respectively, in the three and nine months ended October 2, 2021.

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
During March 2022, a liquidity event as defined occurred following the sale by Blackstone of a certain portion of their interest in Gates and the Tier II and IV options vested as the specified investment returns related to these options had been met. In connection with this vesting, a one-time share-based compensation charge of $16.1 million was recognized. On July 3, 2022, the performance period for the Tier III options expired and, as the specified investment returns were not achieved, all Tier III awards expired during the three months ended October 1, 2022.
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs include option awards with the same vesting terms as the Tier II, III and IV option awards described above, and, due to the vesting event described above, the SAR equivalents of the Tier II and IV awards also vested in March 2022, resulting in a share-based compensation charge of $2.6 million. All Tier III SARs expired on July 3, 2022 as the specific performance hurdle was not achieved.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Nine months ended October 1, 2022
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,752,700	$6.91
—Tier II	2014 Plan	3,577,470	$6.90
—Tier III	2014 Plan	3,577,470	$6.90
—Tier IV	2014 Plan	3,577,470	$10.35
—SARs	Both plans	829,108	$9.31
—Share options	2018 Plan	3,254,097	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		18,403,784	$9.63
Granted during the period:
—SARs	2018 Plan	62,055	$15.76
		62,055	$15.76
Forfeited during the period:
—Tier III	2014 Plan	(188,157)	$6.93
—SARs	2018 Plan	(19,170)	$14.18
—Share options	2018 Plan	(99,931)	$14.20
		(307,258)	$9.74
Expired during the period:
—Tier III	2014 Plan	(3,389,313)	$6.90
—Tier IV	2014 Plan	(79,760)	$11.80
—SARs	Both Plans	(183,908)	$7.55
—Share options	2018 Plan	(134,837)	$15.14
		(3,787,818)	$7.33
Exercised during the period:
—Tier I	2014 Plan	(193,353)	$7.16
—Tier II	2014 Plan	(852,045)	$6.70
—Tier IV	2014 Plan	(771,285)	$9.84
—SARs	Both Plans	(4,164)	$11.00
—Share options	2018 Plan	(28,745)	$13.42
		(1,849,592)	$8.17
Outstanding at the end of the period:
—Tier I	2014 Plan	2,559,347	$6.89
—Tier II	2014 Plan	2,725,425	$6.96
—Tier III	2014 Plan	—	$—
—Tier IV	2014 Plan	2,726,425	$10.45
—SARs	Both plans	683,921	$10.22
—Share options	2018 Plan	2,990,584	$14.86
—Premium-priced options	2018 Plan	835,469	$18.88
		12,521,171	$10.57

Exercisable at the end of the period		10,982,195	$9.82
Vested and expected to vest at the end of the period		12,488,627	$10.55

As of October 1, 2022, the aggregate intrinsic value of options that were exercisable was $16.1 million, and these options had a weighted average remaining contractual term of 4.1 years. As of October 1, 2022, the aggregate intrinsic value of options that were vested or expected to vest was $16.1 million, and these options had a weighted average remaining contractual term of 4.5 years.
As of October 1, 2022, the unrecognized compensation charge relating to the nonvested options was $2.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.
During the three and nine months ended October 1, 2022, cash of $1.2 million and $15.1 million, respectively, was received in relation to the exercise of vested options, compared to $0.6 million and $4.3 million, respectively during the three and nine months ended October 2, 2021. The aggregate intrinsic value of options exercised during the three and nine months ended October 1, 2022 was $0.2 million and $0.8 million, respectively, compared to $0.5 million and $4.8 million, respectively during the three and nine months ended October 2, 2021.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended October 1, 2022
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	1,744,405	$13.98
—PRSUs	883,978	$16.98
	2,628,383	$14.99
Granted during the period:
—RSUs	2,809,262	$13.68
—PRSUs	425,670	$17.23
	3,234,932	$14.15
Forfeited during the period:
—RSUs	(189,274)	$14.56
—PRSUs	(152,780)	$21.11
	(342,054)	$17.48
Vested during the period:
—RSUs	(788,072)	$13.76
—PRSUs	(80,308)	16.46
	(868,380)	$14.01
Outstanding at the end of the period:
—RSUs	3,576,321	$13.77
—PRSUs	1,076,560	$16.53
	4,652,881	$14.41
As of October 1, 2022, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $39.9 million, which is expected to be recognized over a weighted average period of 2.0 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended October 1, 2022 was $0.1 million and $12.2 million, respectively, compared to $0.1 million and $8.2 million, respectively, during the three and nine months ended October 2, 2021.

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

	Nine months ended
	October 1, 2022	October 2, 2021
Weighted average grant date fair value:
—SARs	$6.94	$6.66
—Share options	n/a	$6.66
—Premium-priced options	n/a	$6.36
—RSUs	$13.68	$15.12
—PRSUs	$17.23	$17.92

Inputs to the model:
—Expected volatility - SARs	43.5%	46.1%
—Expected volatility - share options	n/a	46.1%
—Expected volatility - premium-priced options	n/a	46.1%
—Expected volatility - PRSUs	49.1%	50.8%
—Expected option life for SARs (years)	6.0	6.0
—Expected option life for share options (years)	n/a	6.0
—Expected option life for premium-priced options (years)	n/a	6.0
—Risk-free interest rate:
SARs	1.91%	0.95%
Share options	n/a	0.95%
Premium-priced options	n/a	0.95%
PRSUs	1.72%	0.27%

15. Equity
Movements in the Company’s number of shares in issue for the nine months ended October 1, 2022 and October 2, 2021, respectively, were as follows:

	Nine months ended
(number of shares)	October 1, 2022	October 2, 2021
Balance as of the beginning of the period	291,282,137	290,853,067
Exercise of share options	1,845,428	496,239
Vesting of restricted stock units, net of withholding taxes	779,076	557,430
Shares repurchased and cancelled	(11,465,917)	—
Balance as of the end of the period	282,440,724	291,906,736
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
In November 2021, the Company established a repurchase program allowing for up to $200 million in authorized share repurchases. During the nine months ended October 1, 2022, Gates repurchased 11,465,917 shares at an aggregate cost of $174.7 million, and incurred an additional $1.2 million of costs related directly to these repurchases. All shares repurchased have been cancelled.

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
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)
Foreign currency translation	(1.8)	(227.7)	—	(229.5)	(62.1)	(291.6)
Cash flow hedges movements	—	—	57.4	57.4	—	57.4
Post-retirement benefit movements	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(2.3)	(227.7)	57.4	(172.6)	(62.1)	(234.7)
As of October 1, 2022	$34.3	$(1,064.4)	$32.3	$(997.8)	$(85.5)	$(1,083.3)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 2, 2021	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)
Foreign currency translation	(0.1)	(60.4)	—	(60.5)	(7.2)	(67.7)
Cash flow hedges movements	—	—	16.5	16.5	—	16.5
Other comprehensive (loss) income	(0.1)	(60.4)	16.5	(44.0)	(7.2)	(51.2)
As of October 2, 2021	$14.8	$(830.6)	$(33.6)	$(849.4)	$(25.3)	$(874.7)

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

B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$—	$—	$—	$0.1
Purchases	$(3.7)	$(3.3)	$(11.9)	$(11.0)
Amounts outstanding in respect of these transactions were payables of $1.4 million as of October 1, 2022, compared to $1.0 million as of January 1, 2022. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$13.5	$17.1	$45.8	$50.6
Purchases	$(4.1)	$(5.5)	$(14.0)	$(16.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of October 1, 2022	As of January 1, 2022
Receivables	$4.7	$5.4
Payables	$(2.9)	$(3.6)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of October 1, 2022, letters of credit totaling $25.4 million were outstanding against the asset-backed revolving facility, compared to $45.3 million as of January 1, 2022. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.4 million as of October 1, 2022, compared to $6.3 million as of January 1, 2022.
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

C. Warranties
The following summarizes the movements in the warranty liability for the nine months ended October 1, 2022 and October 2, 2021, respectively:

	Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021
Balance as of the beginning of the period	$18.7	$19.8
Charge for the period	8.1	7.1
Payments made	(7.5)	(7.1)
Released during the period	(0.1)	(1.0)
Foreign currency translation	(0.9)	0.1
Balance as of the end of the period	$18.3	$18.9

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
During the nine months ended October 1, 2022, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended October 1, 2022, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment. Among our automotive first-fit customers, a majority of our net sales are to emerging market customers, where we believe our first-fit presence provides us with a strategic advantage in developing those markets and ultimately increasing our higher margin replacement channel sales.

During the nine months ended October 1, 2022, we continued to experience challenges from raw material, energy, and freight inflation, which have moderated in certain areas, but are expected to continue in the near term. We have remained price/cost positive on a dollar basis relative to these inflation impacts during the first nine months of 2022 and expect carryover pricing plus additional pricing actions to support our goal of Adjusted EBITDA margin neutrality by the end of 2022. In addition, we experienced production disruptions and input shortages on labor, certain raw materials and freight in 2021 and through the first nine months of 2022, which we expect to continue through the remainder of 2022. While raw material availability has improved for many inputs, we continue to face inconsistent supply of certain petrochemicals and engineered polymers we use in our compounding process, which has created operational challenges at certain locations. Although we have seen some easing in container prices and port congestion, the reliability of intra-region freight and logistics is still inconsistent. We continue to prioritize supporting our customers and anticipate that the margin impact of incremental costs incurred as a result of doing so will be temporary. While we believe we can continue to manage through these challenges, this has and may continue to impact our ability to deliver products to our customers.
Russia-Ukraine conflict
Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia, resulting in restructuring and other charges totaling $2.7 million in the nine months ended October 1, 2022. This crisis, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity both in the region and globally, the impacts of which we cannot fully predict. Should the conflict continue or escalate, it could have a significant negative effect on our business and results in the future including continued inflationary pressures on raw materials, energy and transportation, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, and heightened cybersecurity threats. We currently anticipate a headwind of approximately 2% to our 2022 global revenues resulting directly from this conflict.
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
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In addition to the handful of plants that were temporarily closed by government mandates at various times, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. As shelter-in-place requirements eased in various jurisdictions, we saw sequential quarterly improvements in the second half of 2020 which continued during the first half of 2021, and then began to slow during the second half of 2021 as the global economy continued to normalize. During March 2022, an increase in COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shutdowns and restrictions in China through most of April and May 2022, and resulted in a modest loss of production, sales and profitability. As the COVID-19 lockdowns began to ease in June 2022, our business in China began to slowly recover, which accelerated during the three months ended October 1, 2022. However, we continue to expect it will take additional time for our customers and the local supply base to ramp up their operations toward more normal levels. We may experience future production disruptions where plants are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place further constraints on our ability to produce or deliver our products and meet customer demand or increase our costs. During this crisis, we have maintained our ability to respond to demand improvements and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to recover.

We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $434.6 million under our lines of credit, in addition to cash balances of $395.3 million as of October 1, 2022. In addition, our business has a demonstrated ability to generate free cash flow even in challenging environments.
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
Results for the three and nine months ended October 1, 2022 compared to the results for the three and nine months ended October 2, 2021
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$860.7	$862.4	$2,660.9	$2,658.8
Cost of sales	551.2	521.7	1,720.3	1,605.9
Gross profit	309.5	340.7	940.6	1,052.9
Selling, general and administrative expenses	199.7	217.4	644.0	643.2
Transaction-related expenses	0.7	0.2	2.0	2.8
Asset impairments	0.5	—	1.1	—
Restructuring expenses	4.7	1.9	8.4	8.5
Other operating expense (income)	0.1	(9.3)	0.2	(9.8)
Operating income from continuing operations	103.8	130.5	284.9	408.2
Interest expense	33.3	33.1	98.9	100.8
Other expenses (income)	3.1	1.9	11.8	(0.5)
Income from continuing operations before taxes	67.4	95.5	174.2	307.9
Income tax expense	11.4	17.3	21.5	47.8
Net income from continuing operations	$56.0	$78.2	$152.7	$260.1

Adjusted EBITDA(1)	$177.7	$183.9	$514.6	$596.2
Adjusted EBITDA margin	20.6%	21.3%	19.3%	22.4%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended October 1, 2022 were $860.7 million, compared to $862.4 million during the prior year period, a decrease of 0.2%, or $1.7 million. Our net sales for the three months ended October 1, 2022 were adversely impacted by movements in average currency exchange rates of $66.9 million, compared to the prior year period, due principally to the strengthening of the U.S. dollar against a number of currencies, in particular the Euro and Turkish Lira. Excluding this impact, core sales increased by $65.2 million, or 7.6%, during the three months ended October 1, 2022 compared to the prior year period, driven primarily by a $99.4 million benefit from favorable pricing, partially offset by the impact of lower volumes.

Core sales in our Power Transmission businesses increased by 5.0% while our Fluid Power businesses increased by 12.1% for the three months ended October 1, 2022 compared to the prior year period. The overall improvements were driven by increases in sales to customers in both of our automotive and industrial channels with 6.6% and 8.4% core growth, respectively. Overall sales to our first-fit customers increased by 12.6%, with automotive first-fit sales up by 16.1% and industrial first-fit sales up by 10.9%. The majority of this growth was focused in North America and EMEA, where first-fit sales grew by 19.9% and 13.2%, respectively, during the three months ended October 1, 2022 compared to the prior year period. The off-highway and diversified industrial end markets, particularly in North America and EMEA, drove most of the industrial channel growth during the three months ended October 1, 2022 compared to the prior year period, increasing by 12.4% and 5.0%, respectively. Sales to the automotive end market also increased by 4.3% during the three months ended October 1, 2022, primarily in North America, Greater China and East Asia and India, partially offset by a decline in EMEA, where sales to automotive end market customers declined by 7.2% compared to the prior year period.
Net sales during the nine months ended October 1, 2022 were $2,660.9 million, compared to $2,658.8 million during the prior year period, an increase of 0.1%, or $2.1 million. Our net sales for the nine months ended October 1, 2022 were adversely impacted by movements in average currency exchange rates of $132.3 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Euro, Turkish Lira and Japanese Yen. Excluding these impacts, core sales increased by $134.4 million, or 5.1%, during the nine months ended October 1, 2022 compared to the prior year period, driven primarily by a $263.6 million benefit from favorable pricing, partially offset by the impact of lower volumes.
Core sales in our Power Transmission and Fluid Power businesses increased by 1.7% and 10.9%, respectively, for the nine months ended October 1, 2022 compared to the prior year period. These improvements were primarily driven by sales to customers in our industrial channel with an overall growth of 7.4%, primarily focused on growth in North America and EMEA relative to the prior year period.
Cost of sales
Cost of sales for the three months ended October 1, 2022 was $551.2 million, compared to $521.7 million for the prior year period, an increase of 5.7%, or $29.5 million. This increase is primarily attributable to higher inflation-related costs, including higher materials, utilities and inbound freight costs, of $55.1 million, in addition to a $7.5 million adjustment to remeasure certain inventories on a LIFO basis. Cost of sales also increased by $26.8 million as a result of lower absorption of fixed costs, which was partially offset by lower volumes. These increases were partially offset by $45.8 million from favorable movements in average currency exchange rates.
Cost of sales for the nine months ended October 1, 2022 was $1,720.3 million, compared to $1,605.9 million for the prior year period, an increase of 7.1%, or $114.4 million, driven by the same factors as described above for the three month period.
Gross profit
As a result of the factors described above, gross profit for the three months ended October 1, 2022 was $309.5 million, compared to $340.7 million for the prior year period, a decrease of 9.2% or $31.2 million. Our gross profit margin dropped by 350 basis points to 36.0% for the three months ended October 1, 2022.
As a result of the factors described above, gross profit for the nine months ended October 1, 2022 was $940.6 million, compared to $1,052.9 million for the prior year period, a decrease of 10.7% or $112.3 million. Our gross profit margin dropped by 430 basis points to 35.3% for the nine months ended October 1, 2022.
Selling, general and administrative expenses
SG&A expenses for the three months ended October 1, 2022 were $199.7 million compared to $217.4 million for the prior year period. This decrease of $17.7 million was driven primarily by favorable movements in average currency exchange rates of $14.6 million, and a decrease of labor and benefits expense of $10.9 million, partially offset by higher travel, IT and supplies expenditures.
SG&A expenses for the nine months ended October 1, 2022 were $644.0 million compared to $643.2 million for the prior year period. This increase of $0.8 million was driven primarily by higher share-based compensation costs of $16.3 million, largely due to the March 2022 vesting of certain pre-IPO options as discussed further in note 14 to the condensed consolidated financial statements included elsewhere in this report. Other increases are due to higher travel, marketing, and IT expenditures. These increases were largely offset by favorable movements in average currency exchange rates compared to the prior year period.

Transaction-related expenses
Transaction-related expenses of $0.7 million and $2.0 million were incurred during the three and nine months ended October 1, 2022, respectively, related primarily to the secondary offering completed in March 2022 and certain other corporate transactions. Transaction-related expenses of $0.2 million and $2.8 million were incurred during the prior year three and nine-month periods, respectively, related primarily to the Dollar Term Loan amendments completed in February 2021 and other corporate transactions.
Restructuring expenses
Restructuring and other strategic initiatives during the three and nine months ended October 1, 2022 related primarily to our ongoing European reorganization, including $2.2 million of labor and severance costs related to relocating certain production activities within Europe during the three months ended October 1, 2022, in addition to severance costs of $2.3 million during the nine-month period related to relocation and integration of certain support functions into our regional shared service center. We also incurred $1.4 million and $2.7 million of costs, respectively, during the three and nine months ended October 1, 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $0.3 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments) for the nine-month period. Other restructuring costs incurred during the period related to non-severance and other labor and benefit costs, prior period facility closures or relocations in several countries.
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
Other operating expense (income)
Other operating expense of $0.1 million and $0.2 million was recognized during the three and nine months ended October 1, 2022, respectively, as compared to the other operating income of $9.3 million and $9.8 million recognized during the three and nine months ended October 2, 2021, respectively, which related primarily to a net gain on the sale of a purchase option on a building that we lease in Europe.

Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Debt:
Dollar Term Loan	$17.0	$15.9	$47.8	$49.4
Euro Term Loan	4.9	5.9	15.7	18.5
Dollar Senior Notes	8.8	8.7	26.6	26.6
Asset-backed revolver	0.4	—	0.8	—
	31.1	30.5	90.9	94.5
Amortization of deferred issuance costs	1.8	1.9	5.7	3.9
Other interest expense	0.4	0.7	2.3	2.4
	$33.3	$33.1	$98.9	$100.8
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt increased by $0.6 million for the three months ended October 1, 2022 and decreased by $3.6 million for the nine months ended October 1, 2022, when compared to the prior year periods. The increase for the three-month period was primarily driven by higher interest rate on the Dollar Term Loan, and the interest expenses related to drawings on our Asset-backed revolver. The decreases for the nine-month period were driven primarily by a combination of the impact of derivatives, debt repayment, and a decrease in interest on the Euro Term Loan due to favorable movements in average currency exchange rates. Amortization of deferred issuance costs has increased during the nine months ended October 1, 2022 due primarily to the additional costs incurred from extending the Dollar Term Loan in February 2021, as well as additional costs from the amendments extending our revolving credit facility and Asset-backed revolver in November 2021.
Other expenses (income)
Our other expenses (income) was as follows:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest income on bank deposits	$(0.6)	$(0.9)	$(2.1)	$(2.4)
Foreign currency loss on net debt and hedging instruments	3.7	3.6	14.4	5.1
Net adjustments related to post-retirement benefits	(1.6)	(1.2)	(4.8)	(3.5)
Other	1.6	0.4	4.3	0.3
	$3.1	$1.9	$11.8	$(0.5)
Other expenses (income) for the three and nine months ended October 1, 2022 was an expense of $3.1 million and $11.8 million, compared to an expense of $1.9 million and income of $0.5 million, respectively, in the prior year periods. These changes were driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments, and fees incurred in relation to our trade accounts receivable factoring program due to an increase in the discount rate. In addition, as of April 2, 2022, the economy of Türkiye was designated as a highly inflationary economy under U.S. GAAP, and the functional currency for a portion of our Türkiye operations was changed from the Turkish lira to the U.S. dollar, resulting in a remeasurement loss of $1.6 million during both the three and nine months ended October 1, 2022. These higher expenses were partially offset by higher expected returns on post-retirement benefit plan assets based on the most recent actuarial valuations.

Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended October 1, 2022, we had income tax expense of $11.4 million on pre-tax income of $67.4 million, which resulted in an effective tax rate of 16.9%, compared to an income tax expense of $17.3 million on pre-tax income of $95.5 million, which resulted in an effective tax rate of 18.1% for the three months ended October 2, 2021.
For the three months ended October 1, 2022, the effective tax rate was driven primarily by a discrete tax benefit of $3.5 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by $2.6 million of other discrete expenses. For the three months ended October 2, 2021, the effective tax rate was driven primarily by discrete benefits of $6.5 million related to a reduction of deferred taxes on unremitted earnings of our subsidiaries and $2.6 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by a discrete tax expense of $2.3 million related to a net gain from the sale of a purchase option on a building in Europe, and an unfavorable jurisdictional mix of taxable earnings.
For the nine months ended October 1, 2022, we had an income tax expense of $21.5 million on pre-tax income of $174.2 million, which resulted in an effective tax rate of 12.3%, compared to an income tax expense of $47.8 million on pre-tax income of $307.9 million, which resulted in an effective tax rate of 15.5% for the nine months ended October 2, 2021.
For the nine months ended October 1, 2022, the effective tax rate was driven primarily by discrete benefits of $15.2 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits. For the nine months ended October 2, 2021, the effective tax rate was driven primarily by the same factors as described above for the three-month period and additional discrete benefits of $14.9 million recognized in prior periods related to changes in valuation allowance and tax laws.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended October 1, 2022, that it is more likely than not that deferred tax assets in the U.S. totaling $3.5 million are realizable. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
Adjusted EBITDA
Adjusted EBITDA for the three months ended October 1, 2022 was $177.7 million, compared to $183.9 million in the prior year period, a decrease of 3.4% or $6.2 million. Adjusted EBITDA margin was 20.6% for the three months ended October 1, 2022, a 70 basis point decrease from the prior year period margin of 21.3%. The decrease in Adjusted EBITDA was driven primarily by the decrease in gross profit of $31.2 million, which was largely the result of higher inflation and lower absorption of fixed costs as described above.

Adjusted EBITDA for the nine months ended October 1, 2022 was $514.6 million, compared to $596.2 million in the prior year period, a decrease of 13.7% or $81.6 million. Adjusted EBITDA margin was 19.3% for the nine months ended October 1, 2022, a 310 basis point decrease from the prior year period margin of 22.4%. The drivers of the decrease in Adjusted EBITDA were similar to those described above for the three-month period.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (60.7% and 60.9%, respectively, of Gates’ net sales for the three and nine months ended October 1, 2022)

	Three months ended
(dollars in millions)	October 1, 2022	October 2, 2021	Period over period change
Net sales	$522.5	$549.4	(4.9%)
Adjusted EBITDA	$101.9	$123.2	(17.3%)
Adjusted EBITDA margin	19.5%	22.4%

	Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	Period over period change
Net sales	$1,621.1	$1,697.5	(4.5%)
Adjusted EBITDA	$302.1	$405.5	(25.5%)
Adjusted EBITDA margin	18.6%	23.9%
Net sales in Power Transmission for the three months ended October 1, 2022 decreased by 4.9%, or $26.9 million, compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $54.3 million, core sales increased by 5.0%, or $27.4 million, compared to the prior year period, driven primarily by a $58.5 million benefit from favorable pricing, but partially offset by the impact of lower volumes.
Net sales in Power Transmission for the nine months ended October 1, 2022 decreased by 4.5%, or $76.4 million, compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $105.9 million, core sales increased by 1.7%, or $29.5 million, compared to the prior year period, driven primarily by a $144.6 million benefit from favorable pricing, mostly offset by the impact of lower volumes.
Power Transmission’s core sales to automotive customers grew by 5.4% and 0.1% during the three and nine months ended October 1, 2022, respectively, compared to the prior year periods, driven by strong growth in automotive first-fit sales in North America and Greater China during the three months ended October 1, 2022 compared to the prior year period. Sales to the industrial replacement channel also increased by 4.1% and 5.9% during the three and nine months ended October 1, 2022, respectively, primarily from EMEA and Greater China. This growth is partially offset by the decline in industrial replacement sales in North America. Industrial growth in the three and nine months ended October 1, 2022 was focused in the personal mobility, diversified industrial and off-highway end markets, which together grew by 8.6% and 8.9%, respectively, compared to the prior year period, primarily in EMEA. Sales to the on-highway end market declined by 1.6% and 7.0% during the three and nine months ended October 1, 2022, respectively, compared to the prior year period, primarily from Greater China.
Power Transmission Adjusted EBITDA for the three months ended October 1, 2022 decreased by 17.3%, or $21.3 million, compared to the prior year period, driven primarily by a combination of higher inflation, operating inefficiencies related to raw material challenges, lower volumes, and the start-up of new production capacity, partially offset by the benefit from favorable pricing of $58.4 million. As a result, Adjusted EBITDA margin was 19.5%, a 290 basis point decline from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended October 1, 2022 decreased by 25.5%, or $103.4 million, compared to the prior year period. This decrease was driven by the same factors as described above for the three month period, and resulted in an Adjusted EBITDA margin of 18.6%, a 530 basis point decline compared to the prior year period.

Fluid Power (39.3% and 39.1%, respectively, of Gates’ net sales for the three and nine months ended October 1, 2022)

	Three months ended
(dollars in millions)	October 1, 2022	October 2, 2021	Period over period change
Net sales	$338.2	$313.0	8.1%
Adjusted EBITDA	$75.8	$60.7	24.9%
Adjusted EBITDA margin	22.4%	19.4%

	Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	Period over period change
Net sales	$1039.8	$961.3	8.2%
Adjusted EBITDA	$212.5	$190.7	11.4%
Adjusted EBITDA margin	20.4%	19.8%
Net sales in Fluid Power for the three months ended October 1, 2022 increased by 8.1%, or $25.2 million, compared to the prior year period. Excluding the unfavorable impact of movements in average currency exchange rates of $12.6 million, core sales increased by 12.1%, or $37.8 million, compared to the prior year period, driven primarily by a $40.9 million benefit from favorable pricing.
Net sales in Fluid Power for the nine months ended October 1, 2022 increased by 8.2%, or $78.5 million, compared to the prior year period. Excluding the unfavorable impact of movements in average currency exchange rates of $26.4 million, core sales increased by 10.9%, or $104.9 million, compared to the prior year period, driven primarily by a $119.0 million benefit from favorable pricing.
Fluid Power’s core sales growth in the three and nine months ended October 1, 2022 was driven by increased sales to both industrial and automotive customers. Sales to industrial channels increased by 12.0% and 10.1%, while automotive channels grew by 12.3% and 14.2%, respectively, compared to the prior year three and nine months ended periods. Industrial sales to all end markets increased, but primarily driven by sales to the off-highway and energy end markets, particularly in North America and EMEA. Automotive replacement sales also grew by 12.2% and 14.2% during the three and nine months ended October 1, 2022, primarily in North America.
 Fluid Power Adjusted EBITDA for the three months ended October 1, 2022 increased by 24.9%, or $15.1 million, compared to the prior year period, driven primarily by the benefit from favorable pricing. As a result, the Adjusted EBITDA margin was 22.4%, a 300 basis point improvement from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended October 1, 2022 increased by 11.4%, or $21.8 million, compared to the prior year period. This increase was driven by the same factors as described above for the three month period. The increase is partially offset by higher inflation and lower manufacturing performance, resulting in an Adjusted EBITDA margin of 20.4%, a 60 basis points improvement compared to the prior year period.
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
Cash Flow
Nine months ended October 1, 2022 compared to the nine months ended October 2, 2021
Cash provided by operating activities was $18.8 million during the nine months ended October 1, 2022 compared to cash provided by operating activities of $213.5 million during the prior year period, driven primarily by lower operating performance during the current year, and an increase of $39.0 million in taxes paid, as well as higher bonus payments and lower value-added tax recoveries than in the prior year.
Net cash used in investing activities during the nine months ended October 1, 2022 was $71.5 million, compared to $70.6 million in the prior year period.
Net cash used in financing activities was $177.0 million during the nine months ended October 1, 2022, compared to $114.0 million in the prior year period. This higher cash outflow was driven primarily by the $175.8 million paid to acquire shares under our share repurchase program, and higher dividends paid to the non-controlling interest shareholders. This higher cash outflow is partially offset by the drawing of $70.0 million under our asset-backed revolving credit facility, the cash from which was used to partially fund the share repurchases, net of a $30.0 million pay down during the three months ended October 1, 2022, as well as lower debt repayments compared to the prior year period, which included a $69.5 million repayment against our Euro Term Loan.
Indebtedness
Our long-term debt, consisting principally of two term loans and U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of October 1, 2022	As of January 1, 2022	As of October 1, 2022	As of January 1, 2022
Debt:
—Secured
Term Loans (U.S. dollar and Euro denominated)	$1,884.8	$1,986.1	$1,905.7	$2,011.2
Asset-backed revolver	40.0	—	40.0	—
—Unsecured
Senior Notes (U.S. dollar)	570.5	578.5	568.0	568.0
	$2,495.3	$2,564.6	$2,513.7	$2,579.2
Details of our long-term debt are presented in note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.

Drawings
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report. During the three months ended October 1, 2022, we repaid $30.0 million of the borrowings. The borrowing is intended to be short-term in nature.
Debt redemptions
During June 2021, we made a principal debt repayment of €58.7 million ($69.5 million) against our Euro Term Loan facility. As a result of this repayment, we accelerated the recognition of $0.4 million of deferred issuance costs (recognized in interest expense).
Dollar Term Loan credit agreement amendments
On February 24, 2021, we made amendments to the Dollar Term Loan credit agreement, including extending its maturity date from March 31, 2024 to March 31, 2027, reducing the interest rate floor applicable to the Dollar Term Loan from 1.00% to 0.75% and modifying the applicable interest rate margin for the Dollar Term Loan to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the Dollar Term Loan using the effective interest method.
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
For the twelve months ended October 1, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 72% of our net sales and 65% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of October 1, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 61% of our total assets and approximately 24% of our total liabilities.

Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the nine months ended October 1, 2022, our Net Debt increased by $197.4 million from $1,921.0 million as of January 1, 2022 to $2,118.4 million as of October 1, 2022. Net Debt was impacted favorably by $57.2 million due to movements in currency exchange rates, related primarily to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt. Excluding this impact, Net Debt increased by $254.6 million, which was driven primarily by $175.8 million paid to acquire shares under our share repurchase program, capital expenditures of $65.7 million, and partially offset by cash provided by operating activities of $18.8 million.
Borrowing Headroom
As of October 1, 2022, our asset-backed revolving credit facility had a borrowing base of $250.0 million, being the maximum amount we can draw down based on the current value of the secured assets. During March 2022, we drew $70.0 million under this facility to partially fund the purchase of shares under our share repurchase program, of which $30.0 million was repaid during the three months ended October 1, 2022. During the three months ended October 1, 2022, we paid down $30.0 million of the borrowings and have a $40.0 million balance outstanding as of October 1, 2022. In addition, there were letters of credit outstanding against the facility amounting to $25.4 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million.
In total, our committed borrowing headroom was $434.6 million, in addition to cash balances of $395.3 million.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income from continuing operations	$56.0	$78.2	$152.7	$260.1
Income tax expense	11.4	17.3	21.5	47.8
Net interest and other expenses	36.4	35.0	110.7	100.3
Depreciation and amortization	53.2	54.7	164.1	167.4
EBITDA	157.0	185.2	449.0	575.6
Transaction-related expenses (1)	0.7	0.2	2.0	2.8
Asset impairments	0.5	—	1.1	—
Restructuring expenses	4.7	1.9	8.4	8.5
Share-based compensation expense	7.2	5.7	34.8	18.5
Inventory impairments and adjustments (2) (included in cost of sales)	7.5	—	18.7	0.1
Severance expenses (included in SG&A)	—	0.2	0.4	0.5
Other items not directly related to current operations	0.1	(9.3)	0.2	(9.8)
Adjusted EBITDA	$177.7	$183.9	$514.6	$596.2
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

	Three months ended		Nine months ended
(dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$860.7	$862.4	$2,660.9	$2,658.8
Adjusted EBITDA	$177.7	$183.9	$514.6	$596.2
Adjusted EBITDA margin	20.6%	21.3%	19.3%	22.4%

Core revenue growth reconciliations
Core revenue growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals, when applicable. We present core revenue growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by impacts of acquisitions or disposals. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

	Three months ended October 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended October 1, 2022	$522.5	$338.2	$860.7
Impact on net sales of movements in currency rates	54.3	12.6	66.9
Core revenue for the three months ended October 1, 2022	576.8	350.8	927.6

Net sales for the three months ended October 2, 2021	549.4	313.0	862.4
Increase in net sales on a core basis (core revenue)	$27.4	$37.8	$65.2

Core revenue growth	5.0%	12.1%	7.6%

	Nine months ended October 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended October 1, 2022	$1,621.1	$1,039.8	$2,660.9
Impact on net sales of movements in currency rates	105.9	26.4	132.3
Core revenue for the nine months ended October 1, 2022	1,727.0	1,066.2	2,793.2

Net sales for the nine months ended October 2, 2021	1,697.5	961.3	2,658.8
Increase in net sales on a core basis (core revenue)	$29.5	$104.9	$134.4

Core revenue growth	1.7%	10.9%	5.1%
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
Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.

Net Debt was as follows:

(dollars in millions)	As of October 1, 2022	As of January 1, 2022
Principal amount of debt	$2,513.7	$2,579.2
Less: Cash and cash equivalents	(395.3)	(658.2)
Net Debt	$2,118.4	$1,921.0
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of October 1, 2022	As of January 1, 2022
Principal amount of debt	$2,513.7	$2,579.2
Accrued interest	8.0	16.9
Deferred issuance costs	(26.4)	(31.5)
Carrying amount of debt	$2,495.3	$2,564.6
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $5.3 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $119.1 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of October 1, 2022 (compared to a payable of $0.9 million due to Gates Global LLC and its subsidiaries as of January 1, 2022) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $1.7 million and $12.7 million as of October 1, 2022 and January 1, 2022, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of October 1, 2022, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2
Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019 (incorporated by reference from Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.1
Retirement and Transition Agreement, dated July 25, 2022, between the Company and Walter Lifsey (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 29, 2022)†

10.2
Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020 (incorporated by reference from Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed on February 21, 2020)†

10.3
Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee) (incorporated by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2019)†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended October 1, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2022 and October 2, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021, (iii) Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2022 and October 2, 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended October 1, 2022 and October 2, 2021, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: November 4, 2022