Form 10-K
period 2022-12-31
Gates Industrial Corp plc
filed 2023-02-09
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $1,062.2 million.
As of February 6, 2023, there were 282,603,630 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2023 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
•    “Fiscal 2022” refers to the fiscal year ended December 31, 2022, “Fiscal 2021” refers to the fiscal year ended January 1, 2022, and “Fiscal 2020” refers to the fiscal year ended January 2, 2021; and
•    “Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which, although no individual fund owns a controlling interest in us, together represent our current majority owners.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including industrial off-highway end markets such as construction and agriculture, industrial on-highway end markets such as transportation, diversified industrial, energy and resources, automotive, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911.
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
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2022 net sales of $3,554.2 million.
Our History and Recent Developments
On October 1, 1911, Charles Gates, Sr. purchased the Colorado Tire and Leather Company, a manufacturer of steel-studded bands of leather that attached to tires to extend their mileage. In 1917, the Company commercialized the V-belt, which used rubber and woven threading instead of rope belts, which were more commonly used at that time. In 1963, we built the first of many international facilities in Erembodegem, Belgium, followed by Jacarei, Brazil, in 1973. In 1986, we acquired the Uniroyal Power Transmission Company, which included an interest in the Unitta joint venture that laid the groundwork for Gates’ growth in the Asia-Pacific region. We have financial and operational control over the joint venture, and as such, consolidate it in our financial statements.
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
We sell our products under the Gates brand in all of the geographies and end markets we serve, as well as under select customer brands in certain markets. Our power transmission segment includes elastomer drive belts and related components used to efficiently transfer motion in a broad range of applications. Power transmission products represented approximately 61% of our total net sales for Fiscal 2022. Our fluid power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses. Our fluid power products represented approximately 39% of our net sales for Fiscal 2022.
Our power transmission and fluid power products are often critical to the functioning of the equipment, process or system in which they are components, such that the cost of downtime or potential equipment damage is high relative to the cost of our products. Our products are therefore replaced not only as a result of normal wear and tear, but also pre-emptively as part of ongoing, normal maintenance to the broader system.
We have a broad portfolio of both power transmission and fluid power products in the end markets we serve. We have a long history of focusing on customer engagement and training, driving product innovation and providing best-in-class order fulfillment services.
Power Transmission. Our Power Transmission solutions convey power and control motion. They are used in applications in which belts, chains, cables, geared transmissions or direct drives transfer power from an engine or motor to another part or system. Belt-based power transmission drives typically consist of either a synchronous belt or an asynchronous belt (V-belt, CVT belt or Micro-V® belt) and related components (sprockets, pulleys, water pumps, tensioners or other accessories). Within our Power Transmission segment, we offer solutions across the following key application platforms:
•Stationary drives: fixed drive systems such as those used in a factory driving a machine or pump, on a grain elevator driving the lift auger or in a distribution center driving automated equipment such as conveyor lines or robotic picking machines;
•Mobile drives: drives on a piece of mobile machinery such as a combine harvester or a road compactor;
•Engine systems: synchronous drives and related components for cam shafts and auxiliary drives and asynchronous accessory drives for air conditioning (“A/C”) compressors, power steering, alternators and starter/generator systems; and
•Personal mobility: drives on motorcycles, scooters, bicycles, both traditional and electric, as well as on snowmobiles and other power sports vehicles that are used to transfer power between the power source and the drive wheel(s) or track;
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
Our belts are classified by their general design into asynchronous and synchronous belts; in addition, we also manufacture metal drive components and assemble certain product kits for the automotive replacement channel. Our belts are made of highly engineered polymer formulations, fabrics or textiles (made from a variety of polymer or natural fibers) and embedded cords for reinforcement (which may be made from polymers such as polyesters or aramids, fiberglass or high performance carbon fibers). Many of these materials are proprietary to Gates.
Asynchronous Belts. Asynchronous belts are our highest-volume products and are used in a broad range of applications. We were a pioneer in the design and manufacturing of V-belts, which draw their name from the shape of their profile. We also manufacture “ribbed” V-belts, which are belts with lengthwise V-shaped grooves, which we market under the Micro-V® name. This design results in a thinner belt for the same drive surface, making it more flexible and offering improved efficiency.

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
Recently, Gates introduced a Micro-V® platform for engine accessory drive systems. The combination of newly developed material compounds and product design utilizes less material, reduces belt weight and results in lower bending stiffness. These improvements enable tighter pulley configurations and reduced drive bending losses as compared to previous belt technologies; lower losses result in benefits such as reduced energy consumption, CO2 emissions and heat generation.
Synchronous Belts. Synchronous belts, also known as timing belts, are non-slipping mechanical drive belts. They have molded teeth and run over matching toothed pulleys or sprockets. Synchronous belts experience no slippage and are often used to transfer motion for indexing or timing purposes, as well as for linear positioning and positive drive conveying. They are typically used instead of chains or gears and we believe have a number of advantages over these alternatives, including less noise, no need for lubrication, improved durability and performance and a more compact design.
Examples of industrial applications include use in HVAC systems, food processing and bottling plants, mining and agricultural equipment, automated warehouse systems and robotics. Our synchronous belts are also utilized in personal mobility vehicles, including both traditional and electric motorcycles, bicycles and scooters, applications in which clean, quiet performance is often valued. In automotive applications, our synchronous belts are used to synchronize the rotation of the engine crankshaft with the camshaft due to engine combustion in a valve train system, as well as in electric power steering, parking brake and accessory drive systems which are present in internal-combustion, hybrid and electric vehicles.
In recent years, Gates also launched a high-torque synchronous belt for industrial applications, the PowerGrip® GT®4. This new belt leverages Gates’ materials science and process engineering capabilities, utilizing a belt construction that replaces chloroprene-based elastomers with an advanced ethylene elastomer formulation that is more environmentally friendly. It has the highest power-carrying capacity in its segment, a wider operating temperature range and increased chemical resistance, allowing for narrower drives and a broad range of applications to be served with both first-fit and replacement channel customers. During Fiscal 2020, Gates launched the Carbon Drive CDC® synchronous belt designed for commuter bicycle applications and in Fiscal 2022 Gates launched the Carbon Drive Moto X5 synchronous belt designed specifically for mid-motor, sit-down electric scooters and motorcycles typically found in commuting applications in the rapidly evolving Asian market.
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

Our power transmission products are used in a broad range of applications in end markets including off-highway end markets such as construction and agriculture, on-highway end markets such as heavy-duty vehicles, diversified industrial, energy and resources, automotive and personal mobility. The majority of our Fiscal 2022 net sales came from replacement channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-established distribution channels. For example, a combine harvester in North America can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through a large network of distributors. Similarly, in the North American automotive replacement market, maintenance intervals are well defined, and miles driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these replacement channels in emerging markets represent a significant long-term opportunity for growth. In addition to our power transmission replacement business, we also serve a wide variety of blue-chip first-fit customers across all of our end markets.
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
Hydraulics. Our hydraulics product line is comprised of hoses, tubing and fittings, offered either as standalone products or completed assemblies. Our hydraulic products are key components of hydraulic systems in both stationary and mobile equipment applications. We provide a full selection of hose sizes and construction types for use in a wide variety of working requirements and conditions. Hydraulic hoses are made of elastomers reinforced with steel wire or a textile-based yarn, and typically operate at very high pressures, often in extreme environmental conditions. Hoses are designed for use in specific mechanical applications and require high levels of quality and durability.
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

In recent years, Gates introduced a new premium product family consisting of hydraulic hoses that are lighter weight and more flexible. Made with a high-performance reinforcement and robust, abrasion-resistant cover, the MXT line of hydraulic hose is comprised of universally applicable, high-performance products that meet the needs of a wide range of applications. Subsequently, we launched the MXG line of hydraulic hose, a flexible, light-weight solution with increased durability and temperature performance, designed to replace conventional spiral hoses typically used in the most demanding applications. We also launched a smart e-crimper, which is a machine used to attach fittings to hydraulic hoses. In addition to convenient, web-enabled access to training content and product crimp specs, this new crimper can be used with Gates’ intuitive mobile eCrimp app, which underwent a comprehensive update in Fiscal 2020. In Fiscal 2022, we launched the ProV hose family in Europe, which is an addition to our Pro Series product portfolio that leverages technologies developed and first launched in our MXT and MXG product lines.
Thermal and Emissions Management. Our thermal and emissions management and related products perform a variety of fluid conveyance, emissions reduction and efficiency improvement functions in electric, hybrid and internal combustion passenger and commercial vehicles. In electric applications, Gates offers hose and water pump solutions for the thermal management system regulating the battery, inverter, motor(s) and passenger compartment. In internal combustion applications, Gates primarily provides thermal management hose and water pumps for engine cooling, selective catalytic reduction hoses that are part of systems that reduce harmful emissions from diesel engines and hoses for functions that improve air intake and engine efficiency.
Industrial Hose. Our industrial hoses are used to transfer a wide range of substances - chemicals, food, beverages, petroleum, fuels, bulk materials, water, steam and air - to meet the requirements of a diverse range of applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning and construction. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to design hoses that perform at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. We also offer a wide range of couplings to provide complete assembly solutions.
Our fluid power products are used in numerous applications in end markets including off-highway end markets such as construction and agriculture, on-highway end markets such as heavy-duty vehicles, diversified industrial, energy and resources, automotive and personal mobility. The largest portion of our Fiscal 2022 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications.
Our Diverse Markets
We participate in many sectors of the industrial and consumer markets. Our products play essential roles in a diverse range of applications across a wide variety of end markets ranging from harsh and hazardous off-highway applications such as agriculture and construction, and diversified industrial applications such as automated manufacturing and logistics systems, to everyday consumer applications such as printers, power washers, automatic doors and vacuum cleaners. Virtually every form of transportation, ranging from internal combustion, hybrid and electric trucks, buses and automobiles, to personal mobility vehicles, including motorcycles, bicycles, and snowmobiles, uses our products.
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

Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During Fiscal 2022, approximately 63% of our net sales were generated from replacement channels and 37% from first-fit channels globally. Our mix of replacement channel sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as China, our business is characterized by a higher first-fit presence, given the relatively underdeveloped replacement channels. We believe that ultimately our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 66% and 69% of our Fiscal 2022 net sales, respectively, were derived from these higher-margin replacement channels. In the vast majority of the applications we serve, we do not need to have been the first-fit provider to serve these applications in the replacement markets.
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
First-Fit. We work closely with our first-fit customers by providing application engineering expertise to assist them with equipment design and selecting the right products to optimize performance. Close interactions between our research and development (“R&D”) organization and customer technical teams provide input into our innovation and product development processes. We selectively participate in first-fit projects, focusing on opportunities where we are able to differentiate with technology and innovative solutions.
Customers
We maintain long-standing relationships with many customers, who range from local distributors with one location to large, global manufacturers of equipment. No single customer accounted for more than 10% of our Fiscal 2022 net sales.
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
Manufacturing
Our commercial capabilities are complemented by our “in-region, for region” manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers around the world. This model also yields advantages in supply resiliency, avoidance of long logistics routes and associated greenhouse gas (“GHG”) emissions and foreign exchange/tariff costs. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both first-fit customers and replacement customers in the same factory, which provides for sharing of raw material inputs, improved factory loading and demand leveling, as well as optimization of capital expenditures. We operate a large number of manufacturing facilities and service centers as well as several major technical centers giving us a presence in 30 countries throughout the world. Our in-country deployment of manufacturing and technical resources gives us the capability to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.

Competition
We operate in competitive markets and industries that are also very fragmented. We offer our products and solutions across numerous and varied end markets and geographies through over 100 locations in 30 countries. Consequently, we have many competitors across our various markets and product offerings. These competitors and the degree of competition vary by product line, geography, end market and channel. Although each of our markets and product offerings has many competitors, no single competitor competes with us across all of our products, solutions, channels and end markets. Our global presence and the importance of product availability make it difficult for smaller, regional and low-cost country manufacturers to penetrate our markets. We differentiate ourselves on the basis of product performance and quality, breadth of portfolio, customer support and training, service level, fill rates and product availability.
Research, Development and Intellectual Property
Advanced R&D is performed primarily at certain R&D centers in the U.S. and Western Europe. These teams focus on developing advanced materials, product constructions and manufacturing processes in support of new and improved products. We also have commercialization engineering teams in all of our regions that are located close to customers in support of their businesses.
As of December 31, 2022, we held more than 2,000 patents and patent applications and 3,400 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
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
Human Capital
As of December 31, 2022, we employed approximately 15,000 full time employees worldwide. Approximately 7,000 of our employees are located in North America, 4,200 in EMEA, 3,100 in Greater China and East Asia & India, and 700 in South America. Approximately 68% of our work force consists of production employees, while approximately 24% of our global workforce was female and 76% male. Of approximately 1,490 managerial employees, 21% were female.
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
Demonstrating our commitment to safety, beginning in February 2020, we mobilized a centralized crisis response team that urgently developed and implemented countermeasure actions across the globe for what became the novel coronavirus (“COVID-19”) pandemic. The crisis response team continues to meet on a periodic basis to monitor COVID-19 and other impacts globally and to ensure continued compliance with local government mandates and guidance provided by health authorities. In Fiscal 2022, we continued to closely manage the COVID-19 situation, especially in China, with our ongoing focus on employee safety and well-being, as well as compliance with local regulations. We implemented quarantine protocols, office and production facility shut downs when required, working from home arrangements, travel suspensions, and frequent and extensive disinfecting of our workspaces. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
Total rewards
Our compensation philosophy is to offer a compensation program that enables us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our shareholders over the long-term and to design compensation and benefit programs that provide a fair and competitive compensation opportunity in order to appropriately reward employees for their contributions to our success. Globally, we offer the opportunity to earn short-term and long-term incentive awards to eligible employees, including manufacturing incentive programs to many of our production employees.
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
Diversity, equity and inclusion
The Gates management team is committed to creating and sustaining an inclusive workplace that understands and values individual differences across demographics, experiences and perspectives. We strive to foster an environment where every employee has an equal opportunity to be heard, can contribute their thoughts, and be recognized for their individual efforts. We want to ensure that collaborative and respectful business practices in a performance-based, supportive environment enable every employee to realize their career ambitions. To that end, we have a Diversity, Equity & Inclusion (“DE&I”) Steering Committee, consisting of executive leadership, which works with our DE&I Council, consisting of highly talented and collaborative non-executive team members, to foster a culture of belonging that embraces our workforce's unique backgrounds, talents, and viewpoints. In 2022, the DE&I Council formalized three main committees to drive our multi-year DE&I strategy and deliver awareness and best practices: Communications, Culture & Branding; Diversity Recruitment; and Career & Leadership Development.
The DE&I Council also developed a framework to launch three Business Resource Groups in North America (Asian-American, LGBTQ+, and Veterans) to continue creating an environment that encourages relationship building and accepts each of our employees' individual attributes and experiences. Our on-going efforts aim to drive awareness on the importance of DE&I and engage employees across our communities through a variety of partnerships and outreach to identify opportunities for meaningful connection and support of local efforts.
Additionally, the charter for the Nominating and Governance Committee of our board of directors requires that such committee review and make recommendations regarding the composition and size of the board to ensure the board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.
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
•Catastrophic events, including global pandemics such as the COVID-19 pandemic, could cause severe disruption in the global economy and may have, and continue to have, an adverse impact on our business.
Summary of Risks Related to Our Business and Industry
•We are dependent on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems, and a major disruption or closure could have a material adverse effect on our business
•We may not be able to accurately forecast demand or meet significant increases in demand for our products.
•We have taken, and continue to take, cost-reduction and other restructuring actions that may expose us to additional risk, and we may not be able to maintain the level of cost reductions that we have achieved.
•Our revenue growth may be dependent on market acceptance of new product introductions and product innovations.
•Longer lives of products used in our end markets may adversely affect demand for some of our replacement products.
•Competition in the replacement market in emerging markets may limit our ability to grow in those markets.
•We may pursue strategic transactions, including acquisitions, divestitures, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs.
•We have investments in joint ventures that limit our ability to manage third-party risks associated with these ventures.
•The loss or financial instability of any significant customer could adversely affect our business.
•Societal responses to sustainability issues, including those related to climate change, could adversely affect our business and performance, including indirectly through impacts on our customers and value chain partners.

•We may not be able to maintain and enhance our strong brand on which we depend.
•Pricing pressures from our customers may materially adversely affect our business.
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
Summary of Risks Related to Legal and Regulatory Matters
•Existing or new laws and regulations, including but not limited to those relating to HSE and sustainability matters, may prohibit, burden, restrict or make significantly more costly the sale of our products.
•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.
•We are subject to anti-corruption laws in various jurisdictions, as well as other laws governing our international operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses.
•We may be subject to recalls or product liability claims, or may incur costs related to product warranties.
•Failure to develop, obtain, adequately protect and enforce our intellectual property rights could adversely affect our business, and third parties could allege that our products infringe on their intellectual property rights, adversely affecting our business.
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
Summary of Risks Related to the Ownership of our Ordinary Shares
•We are subject to risks specific to ownership of our ordinary shares, including those related to being a “controlled company” within the meaning of the rules of the NYSE, adverse changes in the market value of our shares, lack of current plans for dividend payments, risks related to future issuances of shares, and risks specific to holding shares in a U.K. company.

Risks Related to Economic and Market Conditions
We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2022, approximately 61% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 130 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:
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
•political, social or economic instability, civil unrest, terrorist attacks, conflicts or war (such as the ongoing conflict between Russia and Ukraine), public health crises and natural disasters (including as a result of climate change) that may disrupt economic activities in affected countries;
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
•the ability to comply with or effect of complying with complex and changing laws, regulations and policies of foreign governments, including differing and, in some cases, more stringent labor, sustainability and environmental regulations;
•differing local product preferences and product requirements; and
•difficulties involved in staffing and managing widespread operations, including challenges in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are generally more economically and politically volatile than the U.S. and as a result, our operations in these regions could be subject to more significant fluctuations in sales and operating income. Further, our industry has been impacted by the ongoing uncertainty surrounding tariffs and international trade relations, particularly with China, and it is difficult for us to predict the impact future trade measures will have on our business and operations in the future. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods.
While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, any one of the risks listed above may impact us or require us to modify our business practices and could have a material adverse effect on our financial condition and results of operations.

We may be unable to obtain raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at the time we require them.
We purchase our energy, steel, aluminum, rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control. In recent years, the prices and availability of energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly, exacerbated by the current inflationary environment and global disruptions such as the Russia-Ukraine conflict. If we are unable to pass increases in the costs of our raw materials on to our customers or we experience a lag in our ability to pass increases to our customers, or we are otherwise unable to offset these cost increases, our operating margins and results of operations may be materially adversely affected.
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
Catastrophic events, including global pandemics such as the COVID-19 pandemic, could cause severe disruption in the global economy and may have, and continue to have, an adverse impact on our business.
The occurrence of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could adversely affect our employees, our systems, our ability to produce and distribute our products, and our reputation. For example, the outbreak and spread of COVID-19 has and in some geographies, such as China, continues to have adverse effects on our business, operating results, cash flows and/or financial condition, including, without limitation, due to the impact of: disruptions in service within our operations, among our key suppliers and supply chains, or other third parties; facility closures or disruptions; challenges in product delivery; and changes and challenges to our workforce. A catastrophic event resulting in the destruction or disruption of our workforce, our systems, our ability to produce and distribute our products, any of our data centers or our critical business or information technology systems could adversely affect our ability to conduct normal business operations and our operating results or cash flows.

Risks Related to Our Business and Industry
We are dependent on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems, and a major disruption or closure could have a material adverse effect on our business.
If any of our manufacturing facilities, supply chains, distribution systems or technology systems were to experience a catastrophic loss or ongoing closure or disruption due to adverse weather, natural or man-made disasters (including as a result of climate change), labor unrest, public health crises, terrorist attacks, cyberattacks, significant mechanical failure of our equipment or other catastrophic event, it could result in interruption of our business, a potential loss of customers and sales, or significantly increased operating costs, including large repair and replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses. Additionally, we have in the past and may in the future make investments in new or existing manufacturing facilities that could lead to disruption or closure, or to consolidate manufacturing facilities to adapt our production capacity to changing market conditions. The costs of such disruptions or closures may have a material adverse effect on our business, financial condition and results of operations.
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
We have taken, and continue to take, cost-reduction and other restructuring actions that may expose us to additional risk and we may not be able to maintain the level of cost reductions that we have achieved.
We have been implementing cost reduction and restructuring actions in all of our businesses and have discontinued product lines, consolidated or relocated manufacturing operations and reduced our employee population in some locations. The impact of these cost-reduction and restructuring actions on our sales and profitability may be influenced by many factors and we may not be able to maintain the level of cost savings that we have achieved. In connection with the implementation and maintenance of our cost reduction and restructuring measures, we may face delays in anticipated workforce reductions, a decline in employee morale and a potential inability to meet operational targets due to an inability to retain or recruit key employees.
Our revenue growth may be dependent on market acceptance of new product introductions and product innovations.
The markets in which we operate are subject to technological change. Our long-term operating results depend upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements and evolving sustainability and industry standards. The development of new product introductions and product innovations may require significant investment by us. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. For example, the increased adoption of electric vehicles may affect certain of the end markets that we serve and could alter the application platforms in which we offer solutions. If we are unable to adapt to technological changes, including by developing and marketing new products, our business and results of operations may be adversely affected.
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

Competition in the replacement market in emerging markets may limit our ability to grow in those markets.
In emerging markets such as China, India, and Eastern Europe, the replacement markets are still nascent as compared to those in more developed nations. In these markets, we have focused on building a first-fit presence in order to establish brand visibility in the end markets we serve. However, as the replacement markets in these regions grow, our products may not be selected as the replacement product, although we are the first-fit provider. If we are not able to convert our first-fit presence in these emerging markets into sales in the replacement end market, there may be a material adverse effect on our replacement end market growth potential in these emerging markets.
We may pursue strategic transactions, including acquisitions, divestitures, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs.
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2022, our top ten customers accounted for approximately 23% of our consolidated net sales and accounted for approximately 29% of our trade accounts receivable balance as of December 31, 2022, and our largest customer accounted for approximately 4% and 15% of our Fiscal 2022 consolidated net sales and trade accounts receivable balance as of December 31, 2022, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Societal responses to sustainability issues, including those related to climate change, could adversely affect our business and performance, including indirectly through impacts on our customers and value chain partners.
Concerns over environmental, safety, social and other sustainability issues, including the impacts of climate change, have led and will continue to lead to governmental efforts around the world to reduce or mitigate those issues. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from sustainability concerns, which could add substantial costs to our operations. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. There is also a risk that we are unable to meet our sustainability objectives or the increasing expectations of our customers, suppliers, employees, shareholders, and other stakeholders. Our efforts to take these risks into account, including by investing in sustainability initiatives, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
We rely on information technology networks and systems, including the Cloud and third-party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage or disruption and the issues are not resolved in a timely manner, our business, financial condition and operations could be materially adversely affected.
Global privacy, data protection and data security requirements are highly complex, evolving rapidly, and may increase our costs to comply.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”) greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and many other countries and several states in the U.S. have adopted similar legislation. Other countries such as China, India, Thailand, Brazil and Argentina have enacted or are enacting data localization and privacy laws that require data to stay within their borders, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data handling practice in accordance with applicable law.
Risks Related to Legal and Regulatory Matters
Existing or new laws and regulations, including but not limited to those relating to HSE and sustainability matters, may prohibit, burden, restrict or make significantly more costly the sale of our products.
Our operations, products and properties are subject to extensive foreign, federal, state, local and provincial laws and regulations relating to HSE and sustainability matters around the world. HSE and sustainability laws vary by jurisdiction but generally govern air emissions, wastewater discharges, material handling and transportation, waste management and disposal, toxicity and hazardous substances, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Failure to comply with such laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and negative publicity.
HSE and sustainability-related laws have become increasingly stringent and stricter interpretation or enforcement of new and existing laws could adversely affect our business, financial condition and results of our operations and product demand. For example, increasing global interest to control emissions of carbon dioxide, methane, fluorinated and other GHGs in an effort to minimize the effect on climate change have the potential to influence the price of the energy and raw materials we purchase. GHG regulations and carbon taxes could also impact oil and gas production, a key demand driver of our industrial end markets, and reduce demand for our products by driving down the use of fossil fuels.
The evolution of such laws beyond manufacturing operations to restrict specific chemical substances in our products or impose labeling and other requirements, such as the European Union’s Registration, Evaluation, Authorization, and Restriction of Chemical Substances (“REACH”) Regulation, and rising global interest around microplastics, extended producer responsibility, plastic packaging or hazardous chemicals such as per-and polyfluoroalkyl substances (“PFAS”) could result in significant costs or limit access to certain markets.
We have incurred, and will continue to incur, both operating and capital costs to comply with environmental, safety and sustainability-related laws and regulations, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial properties that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.

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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.
We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, such as the SEC, the NYSE, the European Union, the U.K. government, and International Sustainability Standards Board, that could make compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming. Further, ESG related information is subject to evolving reporting standards, including the SEC's proposed climate-related reporting requirements and the European Union’s Corporate Sustainability Reporting Directive. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, consistency or completeness of our ESG disclosures. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected and we could be exposed to litigation.
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
We are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations (collectively, “Trade Control Laws”). We are also subject to U.K. corporate criminal laws governing the failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017 (“Criminal Finances Act”).
We have instituted policies, procedures and ongoing training of employees with regard to business ethics, designed to ensure that we and our employees comply with anti-corruption laws, Trade Control Laws and the Criminal Finances Act. However, there is no assurance that our efforts have been and will be effective in ensuring that we will comply with all applicable anti-corruption laws or other legal requirements. If we are subject to an investigation of a potential violation or are found not in compliance with anti-corruption laws, Trade Control Laws or the Criminal Finances Act, we may incur legal expenses and experience reputational harm, and could be subject to criminal and civil penalties and sanctions that could have a material adverse impact on our business, financial condition, and results of operations.

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
From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to participate in the warranty of their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. In some cases, these claims could have a material adverse effect on our business.
Failure to develop, obtain, adequately protect or enforce our intellectual property rights against could adversely affect our business, and third parties could allege that our products infringe on their intellectual property rights, adversely affecting our business.
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
Even if we obtain patents or other intellectual property rights in our new technologies and inventions, the scope of such rights may not be sufficiently broad to afford us any significant commercial advantage over our competitors. In addition, the technologies and inventions developed by our engineers in the future may not prove to be as valuable as those of competitors, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
Competitors and other third parties may challenge the ownership, validity, and/or enforceability of our patents or other intellectual property rights. Competitors may also use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where the ability to enforce our patent rights is not as strong as in the U.S. These products may compete with our products, and our intellectual property rights may not be effective or sufficient to prevent such competition.
Further, our efforts to enforce our intellectual property rights against infringers may not prove successful and will generally be time consuming and expensive. Successful assertion of our intellectual property rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient intellectual property laws. To the extent we assert our intellectual property rights against third parties, adequate remedies may not be available in the event of an infringement or unauthorized use or disclosure of our trade secrets. If we are unsuccessful in challenging such products on the basis of patent, trademark or other intellectual property misappropriation, continued sales of such imitating products may adversely affect our market share and impact customer perceptions and demand for our products.

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
Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages (if we are found to be willfully infringing another party’s patents) for past use of the asserted intellectual property, and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us, we could be restricted or prohibited from manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology. Even if infringement claims against us are without merit, we will likely incur significant expenses investigating and defending such claims and, even if we prevail, may divert management attention from other business concerns.
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
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We may be involved in tax, intellectual property, product liability, product warranty and environmental claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, including, amongst others, tax, intellectual property, product liability, product warranty, environmental claims and antitrust claims, and we may incur judgments or enter into settlements of lawsuits and proceedings that are not covered or not sufficiently covered by insurance. Further, the insurance we carry may not be adequate to protect against unforeseen and damaging events, such as work stoppages and damage to facilities, equipment or reputation. We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters (including as a result of climate change), which could expose us to liability. These exposures could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Human Capital Management
If we lose our senior management or key personnel, our business may be materially and adversely affected.
The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other qualified key personnel. In addition, there is significant demand in our industry for skilled workers. It cannot be assured that we will be able to retain all our current senior management personnel and attract and retain other necessary personnel, including skilled workers, necessary for the development of our business. Further, in the event we do lose key personnel, the success of our business may depend on whether we have appropriate succession plans in place and can implement such plans to identify and integrate new personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and implement succession plans as required could have a material adverse effect on our business, financial condition and results of operations.

We may be materially adversely impacted by work stoppages and other labor matters, including labor shortages and turnover.
Labor is a primary component of operating our business. As of December 31, 2022, we had approximately 15,000 full time employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot ensure that future issues with our labor unions or works councils, or with the labor unions of our customers and vendors will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of labor conflicts. Increased unionization, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Additionally, we have experienced, and may continue to experience, labor shortages, turnover and increased labor costs due to general macroeconomic factors. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of December 31, 2022, the net pension obligation of our underfunded defined benefit pension plans globally was $53.3 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
Risks Related to Tax Matters
Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and the Company and its subsidiaries will be obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses, including those related to any restructuring of intercompany operations, holdings or financings; the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, value added tax (“VAT”) and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. We are regularly under audit by taxing authorities in certain of the jurisdictions in which we operate. Although we believe our tax estimates are reasonable, including our estimates of reserves for unrecognized tax benefits related to the implementation of our European corporate center in 2019, any changes in our judgments and interpretation of tax laws or any material differences as a result of the audits could result in unfavorable tax adjustments that have an adverse effect on our overall tax liability. Our U.K. businesses may also be affected by the planned increase in the U.K. corporation tax rate from 19% to 25% with effect from April 2023.

Changes in tax laws could result in additional tax liabilities.
Changes in tax laws can and do occur. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken a new project to address the tax challenges of the digitization of the economy. Further work is currently being undertaken by the OECD on its proposal to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (“Pillar One”), and to implement a global minimum tax (“Pillar Two”). In December 2021, the OECD published its Pillar Two model rules and, in December 2022, the E.U. Commission adopted a Directive to implement Pillar Two in the E.U., containing detailed rules for top up tax in respect of certain low taxed entities. Moreover, in July 2022, the U.K. released draft legislation to implement the OECD agreed Pillar Two model rules in the U.K., which is expected to apply for accounting periods beginning on or after December 31, 2023. All sets of proposals are subject to exemptions and exclusions, and are generally intended to apply only to entities that are members of a consolidated group with an annual revenue of at least Euro 750 million. However, the detail of the proposals is subject to change and the impact on the Company will need to be determined by reference to the final rules. Further proposals on Pillar One are expected in the course of 2023.
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
We are a company incorporated in the U.K. Current U.K. tax law provides that we will be regarded as being U.K. resident for tax purposes from incorporation and shall remain so unless (i) we are concurrently resident in another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the U.K., and (ii) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
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
As of December 31, 2022, the total principal amount of our debt was $2,491.4 million. Subject to the limits contained in the credit agreements that govern our senior secured credit facilities, the indenture that governs our notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
While interest rates had remained at historically low levels in recent years, the Federal Reserve Board significantly increased the federal funds rate in 2022 and may continue such increases in the future. As a result, interest rates on our credit facility or other variable rate debt could be higher or lower than current levels. As of December 31, 2022, after taking into account our interest rate derivatives, $668.4 million (equivalent), or 26.8%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, we have $1,923.4 million of variable rate indebtedness that uses LIBOR or Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the rate of interest. LIBOR and its foreign currency counterparts are the subject of recent national, international and other regulatory guidance and proposals for reform and were initially not expected to be maintained after 2021, but the U.S. dollar denominated LIBOR maturity tenors will continue to be published until June 30, 2023 to allow a greater number of existing contracts to mature prior to any disruptions in LIBOR. The United States Federal Reserve has advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. There continue to be uncertainties regarding the transition from LIBOR, including but not limited to the need to renegotiate certain terms of our loan agreements with LIBOR as the referenced rate, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR of the replacement reference rates. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and could challenge our ability to renegotiate our revolving credit facility or other variable rate debt offerings.

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
Our Sponsor and its affiliates beneficially owned approximately 63% of our outstanding ordinary shares as of December 31, 2022. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, we have agreed to nominate to our board individuals designated by such Sponsor. Even when our Sponsor and its affiliates cease to own ordinary shares representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive other shareholders of an opportunity to receive a premium for ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.
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
The market price of our ordinary shares has been and may in the future be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During Fiscal 2022, the per share trading price of our ordinary shares fluctuated from a low of $9.70 to a high of $16.70. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our ordinary shares regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate, general macroeconomic factors or individual scandals and in response, the market price of our ordinary shares could decrease significantly.
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
Our shareholders adopted a resolution authorizing our Board of Directors to allot our ordinary shares and to grant rights to subscribe for or convert any security into such shares for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Additionally, we have reserved 19.0 million ordinary shares for issuance under our Omnibus Incentive Plan, including 8.7 million shares available for grant as of December 31, 2022. Any ordinary shares that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our ordinary shares.
Future issuances of ordinary shares by us, and the availability for resale of shares held by our Sponsor, may cause the market price of our ordinary shares to decline.
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our ordinary shares.

Pursuant to a registration rights agreement, we granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. In Fiscal 2022, we filed an automatically effective shelf registration statement on Form S-3 that, among other things, registers (i) an indeterminate amount of securities we may issue in the future, and (ii) the resale of 178,587,591 outstanding ordinary shares held by our Sponsor. Shares held by our Sponsor also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations. The market price of our ordinary shares could drop significantly if we or our Sponsor sell these shares or are perceived by the market as intending to sell them. In addition, our Sponsor has pledged, hypothecated or granted security interests in substantially all of the ordinary shares held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of ordinary shares in the public market, which could substantially decrease the market price of our ordinary shares.
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
The Takeover Panel previously confirmed to our representatives that, on the basis of our Board of Directors, it does not consider the Takeover Code to apply to the Company, although that position is subject to change if our place of central management and control is subsequently found to move to the U.K.
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
We strongly encourage investors to hold ordinary shares in book-entry form through the facilities of The Depository Trust Company (“DTC”) as transfers outside of DTC may be subject to U.K. stamp duty or stamp duty reserve tax (“SDRT”) which would increase the cost of dealing in our shares. A transfer of title in the ordinary shares held within DTC to a purchaser out of DTC and any subsequent transfers that occur outside the DTC system, will generally attract a charge to U.K. stamp duty or SDRT at a rate of 0.5% of any consideration payable for such transfer, which is payable by the transferee of the ordinary shares. Any such duty must be paid and the relevant transfer document, if any, stamped by HM Revenue & Customs (“HMRC”) before the transfer can be registered in our company books. However, if those ordinary shares are redeposited into DTC or any other depositary receipt system or clearance service, the redeposit will generally attract stamp duty or SDRT, at the rate of 1.5% of the value of the shares, which will normally be paid by the transferor.
If our ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted and/or our ability to issue shares under our equity compensation plans may be restricted.
The facilities of DTC are a widely used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. Our ordinary shares are currently eligible for deposit and clearing within the DTC system. DTC generally has discretion to cease to act as a depository and clearing agency for the ordinary shares including to the extent that any changes in U.K. law affect the stamp duty or SDRT position in relation to the ordinary shares. If DTC were to determine that our ordinary shares are not eligible for continued deposit and clearance within its facilities, our ordinary shares may not be eligible for continued listing on the NYSE and trading in our ordinary shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the market price of our ordinary shares and our access to the capital markets.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate from over 100 locations in 30 countries across the Americas, Europe, Asia, Australia and Africa. Our corporate operations center is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Luxembourg, Shanghai, and Singapore.
Included in our property, plant and equipment are land and buildings with a total carrying amount of $214.0 million as of December 31, 2022, compared to $229.7 million as of January 1, 2022, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, but predominantly in North America. As of December 31, 2022, Gates owned 30 of these facilities, including 24 manufacturing or service centers.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 6, 2023, there were three holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these record holders, including through banks, brokers, and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2021, we established a repurchase program allowing for up to $200 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 31, 2022. There were no repurchases of shares of the Company's equity securities during the fourth quarter of 2022 and the remaining dollar value of shares available for repurchase under this program expired on December 31, 2022.
Item 6. [Reserved]

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2022 and Fiscal 2021. For discussion and analysis of our financial condition and results of operations for Fiscal 2021 and Fiscal 2020, see Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2021, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment (“first-fit”) manufacturers as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including industrial off-highway end markets such as construction and agriculture, industrial on-highway end markets such as transportation, diversified industrial, energy and resources, automotive, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 110 years since Gates’ founding in 1911.
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
During Fiscal 2022, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2022, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.

During Fiscal 2022, we continued to experience challenges from raw material, energy, and freight inflation, which have moderated in certain areas, but are expected to continue to a lesser degree in the near term. For Fiscal 2022, we were able to end the year price/cost positive on a dollar basis relative to these inflation impacts and nearly neutral on a gross margin basis. In addition, we experienced production disruptions and input shortages on labor, certain raw materials and freight in 2021 and through Fiscal 2022. These supply chain challenges have moderated in late 2022, resulting in modest improvements in our productivity and ended the year in a more balanced position with supply meeting the underlying demand.
Russia-Ukraine conflict
The conflict between Russia and Ukraine, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity both in the region and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia, resulting in restructuring and other charges totaling $3.5 million in Fiscal 2022. Should the conflict continue or escalate, it could have a significant negative effect on our business and results in the future including continued inflationary pressures on raw materials, energy and transportation, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, and heightened cybersecurity threats. This conflict directly resulted in a decrease of approximately 2% to our 2022 global revenues.
Impact of COVID-19 Pandemic
In the third year of the COVID-19 pandemic, we continue to contend with the ongoing implications of the pandemic and prioritizing the health and safety of our employees and the communities in which we operate around the world, taking additional protective measures in our plants to safely maintain operational continuity in support of our global customer base. We may take further actions if required or recommended by government authorities or if we determine them to be in the best interests of our employees, customers, and suppliers.
Our operations are supported largely by local supply chains. Where necessary, we have taken steps to qualify additional suppliers to ensure we are able to maintain continuity of supply. Although we have not experienced any significant operational disruptions to date, we have incurred meaningful operational inefficiencies. In addition, certain Gates suppliers have, or may in the future, temporarily close operations, delay order fulfillment or limit production due to the pandemic, including as a result of insufficient raw materials necessary to support their production. Continued disruptions, shipping delays or insolvency of key vendors in our supply chain could make it difficult or more costly for us to obtain the raw materials or other inputs we need for our operations, or to deliver products to our customers.
Gates employs an in-region, for-region manufacturing strategy, under which local operations primarily support local demand. In addition to the handful of plants that were temporarily closed by government mandates at various times, we have proactively managed our output to expected demand levels and occasionally suspended production at other plants for short periods of time, predominantly in the first half of 2020. As shelter-in-place requirements eased in various jurisdictions, we saw sequential quarterly improvements in the second half of 2020 which continued during the first half of 2021, and then began to slow during the second half of 2021 as the global economy continued to normalize. During March 2022, an increase in COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shutdowns and restrictions in China through most of April and May 2022, and resulted in a modest loss of production, sales and profitability. As the COVID-19 lockdowns began to ease in June 2022, our business in China began to slowly recover, before a rapid rise in infections in China late in 2022 adversely affected customer demand, labor availability, and our profitability. We continue to expect it will take time through the first half of 2023 for our customers and the local supply base in China to operate at more normalized levels. We may experience future production disruptions where plants are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place further constraints on our ability to produce or deliver our products and meet customer demand or increase our costs. We may also continue to experience periods of inconsistency in customer demand as customers address their own supply chain constraints. During this crisis, we have maintained our ability to respond to changes in demand and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to evolve.
We have strength and flexibility in our liquidity position, which includes committed borrowing headroom of $438.9 million under our lines of credit, in addition to cash balances of $578.4 million as of December 31, 2022. In addition, our business has a demonstrated ability to generate free cash flow even in challenging environments.

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
Results for the year ended December 31, 2022 compared to the results for the year ended January 1, 2022
Summary Gates Performance

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Net sales	$3,554.2	$3,474.4
Cost of sales	2,303.6	2,135.2
Gross profit	1,250.6	1,339.2
Selling, general and administrative expenses	853.7	852.7
Transaction-related expenses	2.1	3.7
Asset impairments	1.1	0.6
Restructuring expenses	9.5	7.4
Other operating expense (income)	0.2	(9.3)
Operating income from continuing operations	384.0	484.1
Interest expense	139.4	133.5
Other (income) expense	(13.2)	0.9
Income from continuing operations before taxes	257.8	349.7
Income tax expense	14.9	18.4
Net income from continuing operations	$242.9	$331.3

Adjusted EBITDA(1)	$680.6	$735.8
Adjusted EBITDA margin	19.1%	21.2%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during Fiscal 2022 were $3,554.2 million, compared to $3,474.4 million during the prior year, an increase of 2.3%, or $79.8 million. Our net sales for Fiscal 2022 were adversely impacted by movements in average currency exchange rates of $185.1 million compared to the prior year, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Euro, Japanese Yen and Turkish Lira. Excluding this impact, core sales increased by $264.9 million, or 7.6%, during Fiscal 2022 compared to the prior year, driven primarily by a $363.1 million benefit from favorable pricing, partially offset by the impact of lower volumes.

Core sales in our Power Transmission and Fluid Power businesses increased by 4.8% and 12.6%, respectively, during Fiscal 2022 compared to the prior year. These improvements were primarily driven by increases in sales to customers in our industrial channels, with industrial replacement sales up by 9.6% and industrial first-fit sales up by 8.4%. The majority of this growth was focused in North America and EMEA, where industrial sales grew by 11.5% and 17.3%, respectively, during Fiscal 2022 compared to the prior year. The off-highway, diversified industrial, and personal mobility end markets drove most of the industrial channel growth during Fiscal 2022, increasing by 10.6%, 7.7% and 22.6%, respectively, compared to the prior year, particularly in North America and EMEA. Sales growth in the automotive channel extended to 6.0% during Fiscal 2022 compared to the prior year, primarily due to the automotive market rebounding from supply-chain issues and the global semiconductor chip shortage, particularly in North America. The growth in core sales was partially offset by decline in both industrial and automotive sales in Greater China, which declined by 17.4% and 7.3%, respectively, compared to the prior year. The Greater China region experienced declines across all end markets primarily due to the continued challenges in Chinese economy exacerbated by the pandemic-inflicted lockdowns during the second quarter with continued impact throughout the year. Our business was also negatively impacted by the abrupt change in COVID-related policies in China in December 2022, which led to a rapid rise in COVID infections in China and resulted in a decline in customer demand and limited labor availability, with continuing impact into early 2023.
Cost of sales
Cost of sales for Fiscal 2022 was $2,303.6 million, compared to $2,135.2 million for the prior year, an increase of 7.9%, or $168.4 million. This increase is primarily attributable to higher inflation-related costs, including higher materials, utilities and inbound freight costs, of $242.4 million, in addition to a $10.1 million adjustment to remeasure certain inventories on a last in, first out (“LIFO”) basis. Cost of sales also increased by $117.2 million as a result of lower absorption of fixed costs, which was partially offset by lower volumes. These increases were further offset by $136.8 million as a result of favorable movements in average currency exchange rates.
Gross profit
As a result of the factors described above, gross profit for Fiscal 2022 was $1,250.6 million, compared to $1,339.2 million for the prior year period, a decrease of 6.6% or $88.6 million. Our gross profit margin dropped by 330 basis points to 35.2% for Fiscal 2022.
Selling, general and administrative expenses
SG&A expenses for Fiscal 2022 were $853.7 million compared to $852.7 million for the prior year. This increase of $1.0 million was driven primarily by higher share-based compensation costs of $19.7 million, largely due to the March 2022 vesting of certain pre-IPO options as discussed further in Note 19 to the condensed consolidated financial statements included elsewhere in this report. Other increases are due to higher travel, marketing, and IT and other administrative expenditures. These increases were largely offset by favorable movements in average currency exchange rates compared to the prior year period.
Transaction-related expenses
Transaction-related expenses of $2.1 million were incurred during Fiscal 2022, related primarily to the secondary offering completed in March 2022 and certain other corporate transactions. Transaction-related expenses of $3.7 million were incurred during the prior year, related primarily to the amendment to our Dollar Term Loan credit facility completed in February 2021, as well as certain other corporate transactions during the year.
Restructuring expenses
As described further under the “Business Trends” section above, we continue to make progress on our previously announced restructuring program, which is primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and to streamline our SG&A back-office functions.

Restructuring and other strategic initiatives during Fiscal 2022 related primarily to our ongoing European reorganization, including $2.5 million of labor, severance and other costs related to relocating certain production activities within Europe during Fiscal 2022, in addition to severance costs of $2.4 million during the year related to relocation and integration of certain support functions into our regional shared service center. We also incurred $3.5 million of costs during Fiscal 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $1.1 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments). Other restructuring costs incurred during the period related to facility relocations and other legal and consulting costs.
Restructuring and other strategic initiative costs, including asset impairments, of $9.4 million were recognized during Fiscal 2021, including $3.4 million of primarily severance and other labor-related expenses related to our European reorganization involving office and distribution center closures or downsizings and the implementation of a regional shared service center, and $3.7 million of additional costs related to the closure in 2020 of a manufacturing facility in Korea, including impairment of fixed assets of $0.6 million (recognized in asset impairments). Also during Fiscal 2021, we incurred $1.4 million of inventory impairments (recognized in cost of sales), predominantly in North America as part of a strategic product line shift, and we recognized $1.0 million of expenses related to the consolidation of certain of our Middle East businesses. Partially offsetting these costs were gains of $3.1 million on the disposal of buildings in Korea and France that were no longer needed following the completion of certain restructuring initiatives.
Other operating expense (income)
Other operating expense of $0.2 million was recognized during Fiscal 2022, as compared to the other operating income of $9.3 million recognized in the prior year, which related primarily to a net gain on the sale of a purchase option on a building that we lease in Europe.
Interest expense

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Debt:
—Dollar Term Loans	$71.2	$65.0
—Euro Term Loan	19.0	24.1
—Dollar Senior Notes	35.4	35.4
—Other loans	1.0	—
	126.6	124.5
Amortization of deferred issuance costs	10.0	5.9
Other interest expense	2.8	3.1
	$139.4	$133.5
Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this report.
Interest on debt for Fiscal 2022 increased by $2.1 million when compared to the prior year primarily due to higher interest rates on the Existing Dollar Term Loans and the issuance of the New Dollar Term Loans in November 2022, partially offset by the impact of derivatives. In addition, interest expense on other loans increased by $1.0 million during Fiscal 2022 due to drawings on the Asset-backed revolver in March 2022, which was paid off during the year. These increases were largely offset by the decrease from interest expense on the Euro Term Loan, due to a combination of the Euro debt payoff on November 16, 2022 and favorable movements in average currency exchange rates.
Amortization of deferred issuance costs increased during Fiscal 2022 primarily due to the accelerated amortization of $2.2 million incurred in Fiscal 2022 due to the repayment of Euro Term Loan on November 16, 2022.

Other (income) expense

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Interest income on bank deposits	$(3.6)	$(3.2)
Foreign currency (gain) loss on net debt and hedging instruments	(10.2)	7.6
Net adjustments related to post-retirement benefits	(6.5)	(4.6)
Other	7.1	1.1
	$(13.2)	$0.9
Other income for Fiscal 2022 was $13.2 million, compared to an expense of $0.9 million in the prior year. This change was driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments, partially offset by higher fees incurred in relation to our trade accounts receivable factoring program due to a higher discount rate.
Income tax expense (benefit)
For Fiscal 2022, we had an income tax expense of $14.9 million on pre-tax income of $257.8 million, which resulted in an effective tax rate of 5.8% compared to an income tax expense of $18.4 million on pre-tax income of $349.7 million, which resulted in an effective tax rate of 5.3% for Fiscal 2021.
The effective tax rate for Fiscal 2022 was driven primarily by tax benefits of $26.4 million for unrecognized tax benefits due to lapsed statute of limitations, and $15.3 million for the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits. In addition, we had net $7.6 million of tax expense primarily on earnings from international operations.
The effective tax rate for Fiscal 2021 was driven primarily by tax benefits of $26.4 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, $16.1 million for deferred taxes on unremitted earnings of our subsidiaries, and $14.0 million on deferred tax rate changes.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2022 that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $15.3 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. In Fiscal 2021 we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $53.4 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
Adjusted EBITDA
Adjusted EBITDA for Fiscal 2022 was $680.6 million, compared to $735.8 million in the prior year, a decrease of 7.5% or $55.2 million. The Adjusted EBITDA margin was 19.1% for Fiscal 2022, a 210 basis point decline from the prior year. The decrease in Adjusted EBITDA was driven primarily by the decrease in gross profit of $88.6 million, which was largely the result of higher inflation and lower absorption of fixed costs as described above.

For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.2% of Gates’ net sales for the year ended December 31, 2022)

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	Period over period change
Net sales	$2,173.7	$2,216.3	(1.9%)
Adjusted EBITDA	$404.0	$500.6	(19.3%)
Adjusted EBITDA margin	18.6%	22.6%
Net sales in Power Transmission for Fiscal 2022 decreased by 1.9%, or $42.6 million, compared to the prior year. Excluding the adverse impact of movements in average currency exchange rates of $149.2 million, core sales increased by 4.8%, or $106.6 million, compared to the prior year, driven primarily by a $208.4 million benefit from favorable pricing, partially offset by the impact of lower volumes.
Power Transmission’s core sales to industrial customers grew by 6.3% during Fiscal 2022, compared to the prior year periods. Industrial growth during Fiscal 2022 was focused in the diversified industrial, personal mobility, and off-highway end markets, which together grew by 11.2%, compared to the prior year period, primarily in North America and EMEA. Sales to the on-highway end market declined by 2.7% during Fiscal 2022, compared to the prior year period, primarily from Greater China, partially offset by slight growth in all other regions. Automotive sales grew by 3.8% during Fiscal 2022, compared to the prior year periods, driven by strong growth in automotive first-fit sales in North America and East Asia during Fiscal 2022. Sales to the industrial replacement channel also increased by 7.3% during Fiscal 2022, primarily from EMEA, South America and Greater China.
Power Transmission Adjusted EBITDA for Fiscal 2022 decreased by 19.3% or $96.6 million compared to the prior year, driven primarily by a combination of higher inflation, operating inefficiencies related to raw material challenges, and lower volumes, partially offset by the benefit from favorable pricing of $208.4 million. As a result, the Adjusted EBITDA margin for Fiscal 2022 was 18.6%, a 400 basis point decline from the prior year.
Fluid Power (38.8% of Gates’ net sales for the year ended December 31, 2022)

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	Period over period change
Net sales	$1,380.5	$1,258.1	9.7%
Adjusted EBITDA	$276.6	$235.2	17.6%
Adjusted EBITDA margin	20.0%	18.7%
Net sales in Fluid Power for Fiscal 2022 increased by 9.7%, or $122.4 million, compared to the prior year. Excluding the adverse impact of movements in average currency exchange rates of $35.9 million, core sales increased by 12.6%, or $158.3 million, compared to the prior year, driven primarily by a $154.7 million benefit from favorable pricing.
Fluid Power’s core sales growth in Fiscal 2022 was driven by increased sales to both industrial and automotive customers. Sales to industrial channels increased by 11.5%, while automotive channels grew by 16.7%, respectively, compared to the prior year period. Industrial sales to all end markets increased, but was primarily driven by sales to the off-highway and energy and resources end markets, particularly in North America and EMEA, partially offset by declines in Greater China and East Asia & India. Automotive replacement sales also grew by 16.8% during Fiscal 2022, primarily in North America.
Fluid Power Adjusted EBITDA for Fiscal 2022 increased by 17.6%, or $41.4 million compared to the prior year, driven primarily by the benefit from favorable pricing. As a result, the Adjusted EBITDA margin was 20.0%, a 130 basis point improvement from the prior year.

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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not have any meaningful debt maturities until 2026; however, we regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure, and may refinance all or a portion of our indebtedness on or before maturity. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and believe that we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Year ended December 31, 2022 compared to the year ended January 1, 2022
Cash provided by operating activities was $265.8 million during Fiscal 2022 compared to cash provided by operating activities of $382.4 million during the prior year period, driven primarily by lower operating performance during the current year, an increase of $34.8 million in taxes paid, an increase of $27.2 million in trade working capital movement, and higher bonus payments. These decreases in operating cash flows are partially offset by higher value-added tax recoveries than in the prior year.
Net cash used in investing activities during Fiscal 2022 was $90.7 million, compared to $86.0 million in the prior year period.
Net cash used in financing activities was $253.1 million during Fiscal 2022, compared to $148.6 million in the prior year period. This higher cash outflow was driven primarily by the $175.9 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 19 to the consolidated financial statements included elsewhere in this report, and higher debt issuance cost paid as a result of refinancing the Euro Term loan in November 2022. This higher cash outflow was partially offset by lower net payments on debt of $31.9 million, compared to $91.0 million in the prior year period, which included a $69.5 million repayment against our Euro Term Loan.

Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 31, 2022	As of January 1, 2022	As of December 31, 2022	As of January 1, 2022
Debt:
—Secured
Term Loans (U.S. dollar)	$1,883.3	$1,342.0	$1,923.4	$1,363.7
Term Loan (Euro)	—	644.1	—	647.5
—Unsecured
Senior Notes (U.S. dollar)	579.7	578.5	568.0	568.0
	$2,463.0	$2,564.6	$2,491.4	$2,579.2
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the term loan denominated in Euros as the “Euro Term Loan”. Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this annual report.
Debt drawings and redemptions
On November 16, 2022, we issued a new tranche of $575.0 million of dollar-denominated term loans (“New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the then-outstanding Dollar Term Loans (the “Existing Dollar Term Loans”), except bearing interest at the borrower’s option at either Term SOFR (as defined in the credit agreement) plus 3.50% margin per annum, subject to a 0.50% per annum Term SOFR floor, or at the base rate plus 2.50% per annum, subject to a 1.50% per annum base rate floor. The New Dollar Term Loans require quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. Issuance discount and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loan have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 to the consolidated financial statements included elsewhere in this annual report. As of December 31, 2022, we have paid down the borrowings on the asset-backed revolver and have no remaining outstanding balance.
During June 2021, we made a principal debt repayment of €58.7 million ($69.5 million) against our Euro Term Loan facility. As a result of this repayment, we accelerated the recognition of $0.4 million of deferred financing costs (recognized in interest expense).
Dollar Term Loan credit agreement amendments
On November 16, 2022, we amended the credit agreement governing our term loan facilities to pay off and replace our Euro Term Loan with a new class of $575.0 million of New Dollar Term Loans as described above.
During the third quarter of 2021, as a consequence of the amendments described above, the margin on the Existing Dollar Term Loans was reduced by 0.25% as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times.

On February 24, 2021, we made amendments to the credit agreement governing the our term loan facilities, including extending its maturity date from March 31, 2024 to March 31, 2027, reducing the interest rate floor applicable to the Existing Dollar Term Loans from 1.00% to 0.75% and modifying the applicable interest rate margin for the Existing Dollar Term Loans to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of approximately $8.6 million, of which $6.9 million qualified for deferral and are being amortized to interest expense over the new remaining term of the Existing Dollar Term Loans using the effective interest method.
Revolver extensions
On November 18, 2021, we amended the credit agreements governing both of our revolving credit facilities to, among other things, increase the size of the cash flow revolving credit facility from $185.0 million to $250.0 million, and decrease the maximum commitments available under the asset-backed revolver from $325.0 million to $250.0 million. In addition, the letter of credit sub-facility under the cash flow revolving credit facility was increased from $20.0 million to $75.0 million. The maturity dates of both revolving credit facilities were also extended from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities).
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
For the twelve months ended December 31, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 72% of our net sales and 69% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 31, 2022, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 62% of our total assets and approximately 25% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2022, our Net Debt decreased by $8.0 million from $1,921.0 million as of January 1, 2022 to $1,913.0 million as of December 31, 2022. Net Debt was impacted favorably by $54.3 million due to movements in currency exchange rates, related primarily to the impact of the weakening of the Euro against the U.S. dollar on our Euro-denominated debt. The favorable movement in currency exchange rate resulted in a lower U.S. dollar equivalent balance of our Euro Term Loan facility refinanced and replaced by the New Dollar Term Loan in November 2022. Excluding this impact, Net Debt increased by $46.3 million, which was driven primarily by $175.9 million paid to acquire shares under our share repurchase program, plus capital expenditures of $87.0 million, dividends paid to non-controlling interests of $28.7 million, and $23.3 million debt origination and issuance costs of incurred in respect of the New Dollar Term loans drawn in November 2022, partially offset by cash provided by operating activities of $265.8 million.
Borrowing Headroom
As of December 31, 2022, our asset-backed revolving credit facility had a borrowing base of $214.7 million, being the maximum amount we can draw down based on the current value of the secured assets. As of December 31, 2022, there were letters of credit outstanding against the facility amounting to $25.8 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million, with no amounts drawn as of December 31, 2022.
In total, our committed borrowing headroom was $438.9 million, in addition to cash balances of $578.4 million.

Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 31, 2022 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $79.5 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2023	2024 and 2025	2026 and 2027	2028 and beyond
Debt:
—Principal	$2,491.4	$19.5	$39.0	$1,888.0	$544.9
—Interest payments(1)	756.6	182.7	317.5	185.4	71.0
Finance leases	2.5	1.1	1.2	0.2	—
Operating leases	178.4	29.2	47.3	33.3	68.6
Post-retirement benefits(2)	12.4	12.4	—	—	—
Purchase obligations(3)	44.0	33.9	10.1	—	—
Total	$3,485.3	$278.8	$415.1	$2,106.9	$684.5
(1)    Future interest payments include payments on fixed and floating rate debt. Floating rate interest payments are estimated based on forward market interest rates and terms prevailing as of December 31, 2022.
(2)    Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2023. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
(3)    A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Cash Balances
As of December 31, 2022, our total cash and cash equivalents were $578.4 million, compared to $658.2 million as of January 1, 2022.
Restricted cash was $3.0 million as of December 31, 2022, compared to $2.7 million as of January 1, 2022, including $0.6 million as of December 31, 2022 and $1.0 million as of January 1, 2022, which was held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $161.3 million and $168.4 million as of December 31, 2022 and January 1, 2022, respectively.
Non-GAAP Measures
EBITDA and Adjusted EBITDA
“EBITDA” is a non-GAAP measure that represents net income or loss from continuing operations for the period before the impact of income taxes, net interest and other expenses, depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting net finance costs), tax positions (such as the availability of net operating losses against which to relieve taxable profits), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).

Management uses “Adjusted EBITDA” as its key profitability measure. This is a non-GAAP measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. We use Adjusted EBITDA as our measure of segment profitability to assess the performance of our businesses, and it is used for total Gates as well because we believe it is important to consider our profitability on a basis that is consistent with that of our operating segments, as well as that of certain of our peer companies. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our businesses.
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
•fees paid to our private equity sponsor for monitoring, advisory and consulting services; and
•inventory adjustments related to certain inventories accounted for on the LIFO basis.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Net income from continuing operations	$242.9	$331.3	$90.3
Income tax expense (benefit)	14.9	18.4	(19.3)
Net interest and other expenses	126.2	134.4	140.1
Depreciation and amortization	217.2	222.6	218.6
EBITDA	601.2	706.7	429.7
Transaction-related expenses (1)	2.1	3.7	5.2
Asset impairments	1.1	0.6	5.2
Restructuring expenses	9.5	7.4	37.3
Share-based compensation expense	44.3	24.6	19.8
Sponsor fees (included in other operating expense)	—	—	1.9
Inventory impairments and adjustments (2) (included in cost of sales)	20.9	1.4	1.4
Severance expenses (included in cost of sales)	0.8	—	1.0
Severance expenses (included in SG&A)	0.5	0.7	8.0
Other items not directly related to current operations	0.2	(9.3)	(2.9)
Adjusted EBITDA	$680.6	$735.8	$506.6
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

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$3,554.2	$3,474.4	$2,793.0
Adjusted EBITDA	$680.6	$735.8	$506.6
Adjusted EBITDA margin	19.1%	21.2%	18.1%

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

	For the year ended December 31, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 31, 2022	$2,173.7	$1,380.5	$3,554.2
Impact on net sales of movements in currency rates	149.2	35.9	185.1
Core revenue for the year ended December 31, 2022	2,322.9	1,416.4	3,739.3

Net sales for the year ended January 1, 2022	2,216.3	1,258.1	3,474.4
Increase in net sales on a core basis (core revenue)	$106.6	$158.3	$264.9

Core revenue growth	4.8%	12.6%	7.6%

	For the year ended January 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended January 1, 2022	$2,216.3	$1,258.1	$3,474.4
Impact on net sales of movements in currency rates	(49.2)	(27.1)	(76.3)
Core revenue for the year ended January 1, 2022	2,167.1	1,231.0	3,398.1

Net sales for the year ended January 2, 2021	1,800.2	992.8	2,793.0
Increase in net sales on a core basis (core revenue)	$366.9	$238.2	$605.1

Core revenue growth	20.4%	24.0%	21.7%
Net Debt
Management uses net debt, rather than the narrower measure of cash and cash equivalents and restricted cash which forms the basis for the consolidated statement of cash flows, as a measure of our liquidity and in assessing the strength of our balance sheet.
Management analyzes the key cash flow items driving the movement in net debt to better understand and assess Gates’ cash performance and utilization in order to maximize the efficiency with which resources are allocated. The analysis of cash movements in net debt also allows management to more clearly identify the level of cash generated from operations that remains available for distribution after servicing our debt and after the cash impacts of acquisitions and disposals.
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Principal amount of debt	$2,491.4	$2,579.2
Less: Cash and cash equivalents	(578.4)	(658.2)
Net debt	$1,913.0	$1,921.0

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Principal amount of debt	$2,491.4	$2,579.2
Accrued interest	17.1	16.9
Deferred issuance costs	(45.5)	(31.5)
Carrying amount of debt	$2,463.0	$2,564.6
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $6.6 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $117.3 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of December 31, 2022, compared to a payable of $0.9 million as of January 1, 2022, and additional cash and cash equivalents held by the Company and other indirect parents of Gates Global LLC of $6.4 million and $12.7 million as of December 31, 2022 and January 1, 2022, respectively.
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
Management based the fair value calculations on a weighted blend of the income and market approaches. The income approach was based on cash flow forecasts derived from the most recent financial plans approved by the board of directors, in which the principal assumptions were those regarding sales growth rates, selling prices and changes in direct costs. Forecasts for the future years were based on region-specific growth or decline assumptions determined by management, taking into account market trends and strategic initiatives. The terminal growth rate for both reporting units was set at 2.5%, a rate that does not exceed the expected long-term growth rates in the respective principal end markets.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2022 were 10.5% for both reporting units.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2022.
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
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2022 impairment test was 11.5%. As a result of the impairment testing, no impairment was recognized during Fiscal 2022.
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
We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2022, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $15.3 million were realizable. During Fiscal 2021, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $53.4 million were realizable.

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
In addition, we are exposed to currency risk associated with translating our non-U.S. dollar majority-owned subsidiaries’ financial statements into U.S. dollars, which is our reporting currency. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Translational foreign exchange risks arise predominantly on the potential decreases in the value of our earnings, cash balances and other net assets denominated in euro and other currencies when translated to U.S. dollars.
The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Cash and cash equivalents by currency:
—U.S. dollar	$244.6	$346.2
—Chinese Yuan Renminbi	115.9	109.7
—Indian Rupee	17.4	14.9
—Euro	32.2	32.5
—Japanese Yen	29.6	42.1
—Other	138.7	112.8
	$578.4	$658.2
Principal amount of debt by currency:
—U.S. dollar	$1,684.9	$1,641.9
—Euro	806.5	937.3
	$2,491.4	$2,579.2
As described in Note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2022 we refinanced and replaced our Euro-denominated term loan with new U.S. Dollar term loans and executed additional cross currency swaps that have been designated as net investment hedges in the principal amount of €501.6 million, and as a result, the net investment hedging designated on our Euro-denominated debt no longer exists. During Fiscal 2021 we had designated a portion of our Euro Term Loans, as well as a €254.5 million cross currency swap, as hedges of a portion of our net investment in euro-

denominated foreign operations. Changes in the value of these instruments resulting from fluctuations in the euro to U.S. dollar exchange rate are accordingly recorded as foreign currency translation adjustments within other comprehensive income.
Interest Rate Risk
Our prevailing market risk on interest rates is the potential fluctuation in interest costs and in the fair value of long-term debt resulting from movements in interest rates.
We use interest rate derivatives as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. The interest rate caps that we have entered into historically were designated as cash flow hedges and involved the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. The following table summarizes the key terms of the active interest rate derivatives held by the Company:

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 31, 2022
Maturity date:
—June 2025	$870.0	—%	2.5%	4.4%	—%	1 month LIBOR
—November 2027	$385.0	—%	7.6%	7.8%	—%	1 month Term SOFR
As of January 1, 2022
Maturity date:
—June 2025	$870.0	—%	2.5%	1.0%	—%	1 month LIBOR
—June 2023	€425.0	—%	0.3%	—%	—%	3 month EURIBOR
The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 31, 2022				As of January 1, 2022
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$—	$—	$—	$—	$0.6	$0.6
Cash and cash equivalents	222.5	—	355.9	578.4	203.5	—	454.7	658.2
Restricted cash	—	—	3.0	3.0	—	—	2.7	2.7
	222.5	—	358.9	581.4	203.5	—	458.0	661.5
Financial liabilities:
Debt	(668.4)	(1,823.0)	—	(2,491.4)	(657.3)	(1,921.9)	—	(2,579.2)
Obligations under finance leases	—	(2.4)	—	(2.4)	—	(3.3)	—	(3.3)
	(668.4)	(1,825.4)	—	(2,493.8)	(657.3)	(1,925.2)	—	(2,582.5)
	$(445.9)	$(1,825.4)	$358.9	$(1,912.4)	$(453.8)	$(1,925.2)	$458.0	$(1,921.0)
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
We have established long-term credit ratings of B1 Stable with Moody’s and B+ Stable with Standard & Poor’s. Credit ratings are subject to regular review by the credit rating agencies and may change in response to economic and commercial developments.
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
Two customers of our North America businesses accounted for 15.3% and 8.4%, respectively, of our total trade accounts receivable balance as of December 31, 2022, compared to 13.9% and 10.0%, respectively, as of January 1, 2022. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2022, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2022. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2022.
Deloitte & Touche LLP (PCAOB ID No. 34), the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 7, 2023, Grant Gawronski notified Gates Industrial Corporation plc (the “Company”) of his intention to retire as the Company’s Executive Vice President and Chief Commercial Officer, effective by the end of the second quarter of 2023 (“Retirement Date”). In light of Mr. Gawronski’s service to the Company, the exercise period for Mr. Gawronski’s vested but unexercised option awards will be extended from 60 days after his Retirement Date to one year after his Retirement Date. Other than the exercise extension, Mr. Gawronski is not expected to be given additional compensation related to his retirement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders (our “2023 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2023 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2023 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2023 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the headings “Corporate Governance” and “Related-Person Transactions Policies and Procedures.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2023 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc	10-K	4.1	2/10/2021
4.2	Indenture, dated as of November 22, 2019, by and among Gates Global LLC, Gates Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee, which includes the Form of 6.25% Senior Notes due 2026	8-K	4.1	11/27/2019
10.1	Shareholders Agreement	8-K	10.1	1/29/2018
10.2	Registration Rights Agreement	8-K	10.2	1/29/2018
10.3	Monitoring Fee Agreement	8-K	10.3	1/29/2018
10.4	Support and Services Agreement	8-K	10.4	1/29/2018
10.5	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.6	Second Amended and Restated Credit Agreement, dated as of November 18, 2021, among the U.S. Borrower, the Canadian Borrower, the other guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.2	11/22/2021
10.7	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.8	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017
10.9	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017

10.10	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.11	Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, and Amendment No. 3 thereto, dated as of January 24, 2018) among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.1	3/1/2021
10.12	Amendment No. 5, dated as of November 18, 2021, to the Credit Agreement, dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, Amendment No. 3 thereto, dated as of January 24, 2018, and Amendment No. 4 thereto, dated as of February 24, 2021) among the U.S. Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto.	8-K	10.1	11/22/2021
10.13	Amendment No. 6, dated as of November 16, 2022, to the Credit Agreement dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, Amendment No. 3 thereto, dated as of January 24, 2018, Amendment No. 4, dated as of February 24, 2021, and Amendment No. 5, dated as of November 18, 2021) among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto.	8-K	10.1	11/21/2022
10.14	ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto	S-1	10.23	12/27/2017
10.15	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.16	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.17	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.18	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek and Walter Lifsey)†	10-K	10.16	2/14/2019
10.20	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Tom Pitstick)†	10-K	10.17	2/14/2019
10.21	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.22	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Tom Pitstick)†	10-K	10.19	2/14/2019
10.23	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.24	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.21	2/14/2019
10.25	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.22	2/14/2019
10.26	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.27	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	5/3/2018
10.28	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	11/2/2018

10.29	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	11/2/2018
10.30	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.4	11/2/2018
10.31	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.5	11/2/2018
10.32	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.1	5/8/2019
10.33	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.2	5/8/2019
10.34	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	5/8/2019
10.35	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.4	5/8/2019
10.36	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019
10.37	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.34	2/21/2020
10.38	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.35	2/21/2020
10.39	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.†	10-K	10.36	2/21/2020
10.40	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.41	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.42	Form of Executive Severance Plan†	S-1	10.15	12/27/2017
10.43	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
10.44	Retirement and Transition Agreement, dated July 25, 2022, between the Company and Walter Lifsey†	8-K	10.1	7/29/2022
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 31, 2022, January 1, 2022 and January 2, 2021 (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 (iii) Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, and (vi) Notes to the Consolidated Financial Statements.*

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
(On behalf of the Registrant and as Principal Financial Officer)
Date: February 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2023.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ L. Brooks Mallard	Chief Financial Officer
L. Brooks Mallard	(Principal Financial Officer)

/s/ David M. Wisniewski	Chief Accounting Officer
David M. Wisniewski	(Principal Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Fredrik J. Eliasson	Director
Fredrik J. Eliasson

/s/ James W. Ireland, III	Director
James W. Ireland, III

/s/ Stephanie K. Mains	Director
Stephanie K. Mains

/s/ Seth Meisel	Director
Seth Meisel

/s/ Wilson S. Neely	Director
Wilson S. Neely

/s/ Alicia Tillman	Director
Alicia Tillman

/s/ Peifang Zhang	Director
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a weighted blend of the income and the market approaches. Similarly, the Company’s evaluation of its brands and trade names intangible asset involves the comparison of the fair value of the brands and trade names intangible asset to its carrying value. The Company determined the fair value of the brands and trade names intangible asset using a relief from royalty valuation methodology. The determination of the fair value for both the goodwill and brands and trade names intangible asset impairment analyses required management to make significant estimates and assumptions related to forecasts of future sales. The goodwill balance was $1,981.1 million as of December 31, 2022, of which $665.9 million and $1,315.2 million were allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brands and trade names intangible asset balance was $469.4 million as of December 31, 2022. The fair value of the brands and trade names intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of goodwill and the brands and trade names intangible asset for its impairment analyses and the uncertainty in the current economic environment, performing audit procedures to evaluate the reasonableness of management’s forecasts of future sales required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of sales growth rates used by management to estimate the fair value of goodwill and the brands and trade names intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brands and trade names intangible asset impairment evaluations, including those over the determination of the fair value of goodwill and the brands and trade names intangible asset, and controls related to management’s forecasts of sales.
•We evaluated management’s ability to accurately forecast sales by comparing actual results to management’s historical forecasts to determine if the difference between historical forecast and actual results would have a material impact on the goodwill and brands and trade names intangible asset impairment analyses.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s forecasts of sales by comparing the forecasts to (1) historical and projected financial information of peer companies and other industry participants from external market sources and (2) macroeconomic data on projected growth.
•We evaluated the reasonableness of management’s forecasts of sales by comparing forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecast information included in Company press releases as well as in analyst reports of the Company.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 9, 2023
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$3,554.2	$3,474.4	$2,793.0
Cost of sales	2,303.6	2,135.2	1,758.3
Gross profit	1,250.6	1,339.2	1,034.7
Selling, general and administrative expenses	853.7	852.7	776.9
Transaction-related expenses	2.1	3.7	5.2
Asset impairments	1.1	0.6	5.2
Restructuring expenses	9.5	7.4	37.3
Other operating expense (income)	0.2	(9.3)	(1.0)
Operating income from continuing operations	384.0	484.1	211.1
Interest expense	139.4	133.5	154.3
Other (income) expense	(13.2)	0.9	(14.2)
Income from continuing operations before taxes	257.8	349.7	71.0
Income tax expense (benefit)	14.9	18.4	(19.3)
Net income from continuing operations	242.9	331.3	90.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.4	—	0.3
Net income	242.5	331.3	90.0
Less: non-controlling interests	21.7	34.2	10.6
Net income attributable to shareholders	$220.8	$297.1	$79.4

Earnings per share
Basic
Earnings per share from continuing operations	$0.78	$1.02	$0.27
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.78	$1.02	$0.27

Diluted
Earnings per share from continuing operations	$0.77	$1.00	$0.27
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.77	$1.00	$0.27
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$242.5	$331.3	$90.0
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax expense, respectively, of $(2.5), $0 and $0	(159.5)	(105.6)	113.1
—Gain (loss) on net investment hedges, net of tax benefit (expense), respectively, of $8.6, $0 and $(0.1)	2.9	33.8	(41.9)
Total foreign currency translation movements	(156.6)	(71.8)	71.2
Cash flow hedges (interest rate derivatives):
—Gain (loss) arising in the period, net of tax (expense) benefit, respectively, of $(15.4), $(2.9) and $5.6	46.3	8.8	(23.5)
—Reclassification to net income, net of tax expense, respectively, of $(3.5), $(5.4) and $(2.5)	10.4	16.2	10.2
Total cash flow hedges movements	56.7	25.0	(13.3)
Post-retirement benefits:
—Current year actuarial movements, net of tax (expense) benefit, respectively, of $11.0, $(5.9) and $(5.8)	(33.4)	21.6	24.8
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.5, $0 and $0.5	(0.5)	0.1	(1.8)
Total post-retirement benefits movements	(33.9)	21.7	23.0
Other comprehensive (loss) income	(133.8)	(25.1)	80.9
Comprehensive income for the period	$108.7	$306.2	$170.9

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$128.6	$277.3	$132.7
—Loss arising from discontinued operations	(0.4)	—	(0.3)
	128.2	277.3	132.4
Comprehensive (loss) income attributable to non-controlling interests	(19.5)	28.9	38.5
Comprehensive income for the period	$108.7	$306.2	$170.9
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 31, 2022	As of January 1, 2022
Assets
Current assets
Cash and cash equivalents	$578.4	$658.2
Trade accounts receivable, net	808.6	708.1
Inventories	656.2	682.6
Taxes receivable	13.0	19.1
Prepaid expenses and other assets	221.2	210.7
Total current assets	2,277.4	2,278.7
Non-current assets
Property, plant and equipment, net	637.5	670.3
Goodwill	1,981.1	2,063.0
Pension surplus	10.1	75.5
Intangible assets, net	1,490.4	1,642.2
Right-of-use assets	132.2	124.2
Taxes receivable	15.1	15.7
Deferred income taxes	600.3	639.3
Other non-current assets	47.5	24.1
Total assets	$7,191.6	$7,533.0
Liabilities and equity
Current liabilities
Debt, current portion	$36.6	$38.1
Trade accounts payable	469.6	506.6
Taxes payable	23.5	34.1
Accrued expenses and other current liabilities	222.6	277.1
Total current liabilities	752.3	855.9
Non-current liabilities
Debt, less current portion	2,426.4	2,526.5
Post-retirement benefit obligations	76.2	106.2
Lease liabilities	121.9	116.4
Taxes payable	79.5	103.7
Deferred income taxes	192.0	283.7
Other non-current liabilities	99.7	59.2
Total liabilities	3,748.0	4,051.6
Commitments and contingencies (Note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 282,578,917 (January 1, 2022: authorized shares: 3,000,000,000; outstanding shares: 291,282,137)	2.8	2.9
—Additional paid-in capital	2,542.1	2,484.1
—Accumulated other comprehensive loss	(917.8)	(825.2)
—Retained earnings	1,482.9	1,437.9
Total shareholders’ equity	3,110.0	3,099.7
Non-controlling interests	333.6	381.7
Total equity	3,443.6	3,481.4
Total liabilities and equity	$7,191.6	$7,533.0
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities
Net income	$242.5	$331.3	$90.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217.2	222.6	218.6
Foreign exchange and other non-cash financing expenses	5.8	33.2	18.9
Share-based compensation expense	44.3	24.6	19.8
Decrease in post-employment benefit obligations, net	(16.0)	(14.7)	(12.4)
Deferred income taxes	(79.7)	(94.3)	(47.7)
Asset impairments	2.6	2.0	6.6
Other operating activities	6.6	3.7	9.1
Changes in operating assets and liabilities:
—(Increase) decrease in accounts receivable	(129.3)	(22.3)	9.7
—Decrease (increase) in inventories	2.9	(192.4)	(22.1)
—(Decrease) increase in accounts payable	(15.9)	99.6	28.6
—Decrease (increase) in prepaid expenses and other assets	50.3	(41.3)	6.8
—(Decrease) increase in taxes payable	(24.4)	38.7	(48.1)
—(Decrease) increase in other liabilities	(41.1)	(8.3)	31.2
Net cash provided by operating activities	265.8	382.4	309.0
Cash flows from investing activities
Purchases of property, plant and equipment	(77.6)	(77.7)	(58.2)
Purchases of intangible assets	(9.4)	(9.3)	(9.2)
Cash paid under corporate-owned life insurance policies	(11.6)	(11.2)	(10.9)
Cash received under corporate-owned life insurance policies	6.0	2.4	1.5
Other investing activities	1.9	9.8	(0.7)
Net cash used in investing activities	(90.7)	(86.0)	(77.5)
Cash flows from financing activities
Issuance of shares	15.9	4.6	3.1
Repurchase of shares	(175.9)	(10.6)	—
Proceeds from long-term debt	645.0	—	—
Payments of long-term debt	(676.9)	(91.0)	(331.2)
Debt issuance costs paid	(23.3)	(11.7)	(0.3)
Dividends paid to non-controlling interests	(28.7)	(26.6)	(19.0)
Other financing activities	(9.2)	(13.3)	(6.4)
Net cash used in financing activities	(253.1)	(148.6)	(353.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.5)	(11.0)	9.8
Net (decrease) increase in cash and cash equivalents and restricted cash	(79.5)	136.8	(112.5)
Cash and cash equivalents and restricted cash at the beginning of the period	660.9	524.1	636.6
Cash and cash equivalents and restricted cash at the end of the period	$581.4	$660.9	$524.1
Supplemental schedule of cash flow information
Interest paid	$118.7	$121.2	$135.7
Income taxes paid	$117.8	$83.0	$60.4
Accrued capital expenditures	$1.9	$1.0	$1.0
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss		Retained earnings	Total shareholders’ equity	Non-controlling interests	Total equity
As of December 28, 2019	$2.9	$2,434.5	$(858.4)		$1,072.0	$2,651.0	$359.7	$3,010.7
Net income	—	—	—		79.4	79.4	10.6	90.0
Other comprehensive income, net	—	—	53.0		—	53.0	27.9	80.9
Total comprehensive income	—	—	53.0		79.4	132.4	38.5	170.9
Other changes in equity:
—Issuance of shares	—	3.1	—		—	3.1	—	3.1
—Shares withheld for employee taxes	—	(0.3)	—	0	—	(0.3)	—	(0.3)
—Share-based compensation	—	19.5	—		—	19.5	0.1	19.6
—Dividends paid to non-controlling interests	—	—	—		—	—	(19.0)	(19.0)
As of January 2, 2021	2.9	2,456.8	(805.4)		1,151.4	2,805.7	379.3	3,185.0
Net income	—	—	—		297.1	297.1	34.2	331.3
Other comprehensive (loss), net	—	—	(19.8)		—	(19.8)	(5.3)	(25.1)
Total comprehensive (loss) income	—	—	(19.8)		297.1	277.3	28.9	306.2
Other changes in equity:
—Issuance of shares	—	4.6	—		—	4.6	—	4.6
—Shares withheld for employee taxes	—	(0.7)	—		—	(0.7)	—	(0.7)
—Repurchase and cancellation of shares	—	—	—		(10.6)	(10.6)	—	(10.6)
—Share-based compensation	—	23.4	—		—	23.4	0.1	23.5
—Dividends paid to non-controlling interests	—	—	—		—	—	(26.6)	(26.6)
As of January 1, 2022	2.9	2,484.1	(825.2)		1,437.9	3,099.7	381.7	3,481.4
Net income	—	—	—		220.8	220.8	21.7	242.5
Other comprehensive loss, net	—	—	(92.6)		—	(92.6)	(41.2)	(133.8)
Total comprehensive (loss) income	—	—	(92.6)		220.8	128.2	(19.5)	108.7
Other changes in equity:
—Issuance of shares	—	15.9	—		—	15.9	—	15.9
—Shares withheld for employee taxes	—	(1.4)	—		—	(1.4)	—	(1.4)
—Repurchase and cancellation of shares	(0.1)	—	—		(175.8)	(175.9)	—	(175.9)
—Share-based compensation	—	43.5	—		—	43.5	0.1	43.6
—Dividends paid to non-controlling interests	—	—	—		—	—	(28.7)	(28.7)
As of December 31, 2022	$2.8	$2,542.1	$(917.8)		$1,482.9	$3,110.0	$333.6	$3,443.6

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
The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior year, except for the adoption on the first day of our 2022 fiscal year of the following new Accounting Standard Update (“ASU”):
•ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”
In November 2021, the Financial Accounting Standards Board (“FASB”) issued this ASU to increase the transparency of government assistance, including the disclosure of (i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (i) information about the nature of the transactions and the related accounting policy used to account for them, (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies.
The amendments are effective for fiscal years beginning after December 15, 2021. The adoption of this ASU did not have any significant impact on our consolidated financial statements.
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 31, 2022 and January 1, 2022 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended December 31, 2022 (“Fiscal 2022”), January 1, 2022 (“Fiscal 2021”) and January 2, 2021 (“Fiscal 2020”).
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

D. Foreign currency transactions and translation
Transactions denominated in currencies other than an entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction gain included in operating income from continuing operations during Fiscal 2022 was $5.7 million, compared to a loss of $7.1 million in Fiscal 2021 and a loss of $7.7 million in Fiscal 2020. We also recognized net financing-related foreign currency transaction gains within other expenses (income) of $10.2 million during Fiscal 2022, compared to a loss of $7.6 million in Fiscal 2021 and a gain of $5.3 million in Fiscal 2020.
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
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2022, we recognized shipping and handling costs of $174.8 million, compared to $170.1 million in Fiscal 2021 and $137.2 million in Fiscal 2020.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $69.4 million in Fiscal 2022, compared to $70.7 million in Fiscal 2021 and $67.2 million in Fiscal 2020. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2022, we recognized advertising costs of $16.8 million, compared to $12.0 million in Fiscal 2021 and $6.7 million in Fiscal 2020.
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 31, 2022, inventories whose cost was determined on a LIFO basis represented 28.9% of the total carrying amount of inventories compared to 31.2% as of January 1, 2022. Inventories would have been $28.7 million and $9.3 million higher than reported as of December 31, 2022 and January 1, 2022, respectively, had all inventories been valued on a FIFO basis, which approximates current cost.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, which are also our reportable segments, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2022, Fiscal 2021 or Fiscal 2020.

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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 93% of the lease liability under non-cancellable leases as of December 31, 2022. The remaining leases are predominantly comprised of equipment and vehicle leases.
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

Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of December 31, 2022, there were no significant new leases that have not yet commenced.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheet, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $3.0 million as of December 31, 2022, compared to $2.7 million and $2.7 million as of January 1, 2022 and January 2, 2021, respectively.
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

During Fiscal 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of December 31, 2022, the collection of $108.2 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $106.9 million as of January 1, 2022. We incurred costs in respect of this program of $4.9 million during Fiscal 2022, which are recorded under other (income) expense, and $1.4 million during Fiscal 2021.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2022, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
3. Recent accounting pronouncements not yet adopted
None.
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

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Power Transmission	$2,173.7	$2,216.3	$1,800.2
Fluid Power	1,380.5	1,258.1	992.8
Net sales	$3,554.2	$3,474.4	$2,793.0
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	For the year ended
	December 31, 2022		January 1, 2022		January 2, 2021
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$636.8	$733.3	$621.8	$615.5	$538.3	$513.9
North America, excluding U.S.	205.6	208.8	179.8	193.8	147.3	146.9
United Kingdom (“U.K.”)	45.1	68.9	50.2	58.3	44.3	28.2
EMEA(1), excluding U.K.	598.3	200.0	640.6	198.8	487.4	151.0
East Asia and India	295.5	75.4	308.6	86.3	251.8	60.5
Greater China	300.3	44.4	344.2	67.8	279.5	66.9
South America	92.1	49.7	71.1	37.6	51.6	25.4
Net sales	$2,173.7	$1,380.5	$2,216.3	$1,258.1	$1,800.2	$992.8
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Developed	$2,281.4	$2,214.6	$1,787.8
Emerging	1,272.8	1,259.8	1,005.2
Net sales	$3,554.2	$3,474.4	$2,793.0
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
•    restructuring expenses, including severance-related expenses; and

•    fees paid to our private equity sponsor for monitoring, advisory and consulting services.
Adjusted EBITDA by segment was as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Power Transmission	$404.0	$500.6	$353.0
Fluid Power	276.6	235.2	153.6
Adjusted EBITDA	$680.6	$735.8	$506.6
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Net income from continuing operations	$242.9	$331.3	$90.3
Income tax expense (benefit)	14.9	18.4	(19.3)
Income from continuing operations before taxes	257.8	349.7	71.0
Interest expense	139.4	133.5	154.3
Other (income) expense	(13.2)	0.9	(14.2)
Operating income from continuing operations	384.0	484.1	211.1
Depreciation and amortization	217.2	222.6	218.6
Transaction-related expenses (1)	2.1	3.7	5.2
Asset impairments	1.1	0.6	5.2
Restructuring expenses	9.5	7.4	37.3
Share-based compensation expense	44.3	24.6	19.8
Sponsor fees (included in other operating expense)	—	—	1.9
Inventory impairments and adjustments (2) (included in cost of sales)	20.9	1.4	1.4
Severance expenses (included in cost of sales)	0.8	—	1.0
Severance expenses (included in SG&A)	0.5	0.7	8.0
Other items not directly related to current operations	0.2	(9.3)	(2.9)
Adjusted EBITDA	$680.6	$735.8	$506.6

(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include $19.4 million reversal of the adjustment to remeasure certain inventories on a LIFO basis. The recent inflationary environment has caused LIFO values to drop below FIFO values because LIFO measurement results in the more recent inflated costs being matched against current sales while historical, lower costs are retained in inventories.

E. Selected geographic information

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Property, plant and equipment, net by geographic location
U.S.	$166.5	$172.9
Rest of North America	125.8	127.1
U.K.	28.6	32.8
Rest of EMEA	160.7	151.3
East Asia and India	38.9	45.7
Greater China	100.1	124.8
South America	16.9	15.7
	$637.5	$670.3
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 39.6% of Gates’ net sales by destination from continuing operations during Fiscal 2022, compared to 36.3% during Fiscal 2021 and 39.0% during Fiscal 2020. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 15.3% and 8.4%, respectively, of our total trade accounts receivable balance as of December 31, 2022, compared to 13.9% and 10.0%, respectively, as of January 1, 2022. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Restructuring expenses:
—Severance expenses	$4.9	$0.7	$24.0
—Non-severance labor and benefit expenses	0.5	2.5	3.8
—Consulting expenses	1.8	2.2	2.1
—Other net restructuring expenses	2.3	2.0	7.4
	9.5	7.4	37.3
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	1.1	0.6	5.2

Restructuring expenses in cost of sales:
—Impairment of inventory	1.5	1.4	1.4
Total restructuring expenses	$12.1	$9.4	$43.9

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$0.8	$—	$1.0
—Severance expenses included in SG&A	0.5	0.7	8.0
Total expenses related to other strategic initiatives	$1.3	$0.7	$9.0

Restructuring and other strategic initiatives during Fiscal 2022 related primarily to our ongoing European reorganization, including $2.5 million of labor, severance, and other costs related to relocating certain production activities within Europe during Fiscal 2022, in addition to severance costs of $2.4 million during the year related to relocation and integration of certain support functions into our regional shared service center. We also incurred $3.5 million of costs during Fiscal 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $1.1 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments). Other restructuring costs incurred during the period related to facility relocations and other legal and consulting costs.
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
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Power Transmission	$5.8	$5.6	$32.6
Fluid Power	6.3	3.8	11.3
Continuing operations	$12.1	$9.4	$43.9
The following summarizes the reserve for restructuring expenses for the year ended December 31, 2022 and January 1, 2022, respectively:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Balance as of the beginning of the period	$6.5	$17.9
Utilized during the period	(8.1)	(18.0)
Charge for the period	9.6	8.0
Released during the period	(0.1)	(0.6)
Foreign currency translation	(0.4)	(0.8)
Balance as of the end of the period	$7.5	$6.5
Restructuring reserves, which are expected to be utilized during 2023, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.

6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
U.K.	$(11.0)	$(32.9)	$(82.7)
U.S.	17.1	63.5	(105.3)
Other foreign	251.7	319.1	259.0
Income from continuing operations before income taxes	$257.8	$349.7	$71.0
Income tax expense (benefit) on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Current tax
U.K.	$(1.7)	$4.2	$(0.1)
U.S.	42.0	12.9	5.4
Other foreign	54.3	95.6	23.1
Total current tax expense	$94.6	$112.7	$28.4
Deferred income tax
U.K.	$(2.5)	$(18.1)	$(19.2)
U.S.	(54.5)	(61.7)	2.0
Other foreign	(22.7)	(14.5)	(30.5)
Total deferred income tax benefit	(79.7)	(94.3)	(47.7)
Income tax expense (benefit)	$14.9	$18.4	$(19.3)

Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
U.K. corporation tax rate	19.0%	19.0%	19.0%
Effect of:
—State tax provision, net of Federal benefit	(0.2%)	1.4%	(0.9%)
—Provision for unrecognized income tax benefits	(9.8%)	(0.4%)	(30.8%)
—Corporate owned life insurance	(3.1%)	(2.4%)	(11.3%)
—Tax on international operations(1)	20.6%	(31.2%)	(4.4%)
—Manufacturing incentives(2)	(3.9%)	(1.8%)	(4.4%)
—Change in valuation allowance(3)	(20.6%)	36.3%	(2.8%)
—Deferred income tax rate changes	(0.1%)	(17.8%)	(3.8%)
—Currency exchange rate movements	1.9%	0.8%	8.2%
—Other permanent differences	2.0%	1.4%	4.0%
Reported effective income tax rate	5.8%	5.3%	(27.2%)
(1)“Tax on international operations” includes U.S. tax on foreign earnings, unremitted earnings of foreign subsidiaries, effects of global funding structures, and effects of differences between statutory and foreign tax rates. Fiscal 2021 includes $129.9 million benefit for additional net deferred tax assets, primarily finite-lived net operating losses for 2019 in Luxembourg. Fiscal 2020 include the effects of tax law enactments other than deferred income tax rate changes and the impact of nondeductible transaction-related expenses.
(2)“Manufacturing incentives” for Fiscal 2022 totaled $10.0 million, primarily related to $6.7 million of incentives generated in Türkiye and the U.S. during the year.
(3)“Change in valuation allowance” is comprised primarily of:

	For the year ended
Expense (benefit)	December 31, 2022	January 1, 2022	January 2, 2021
Luxembourg finite-lived net operating losses	$—	$126.8	$—
Luxembourg indefinite-lived net operating losses	$(14.8)	$3.1	$—
U.S. foreign tax credits	$(39.9)	$(53.4)	$5.4
Disallowed interest carryforwards	$—	$—	$(11.7)
Rate change	$—	$48.3	$—
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

Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Deferred income tax assets:
Accounts receivable	$4.6	$3.8
Lease liabilities	39.2	37.2
Accrued expenses	45.3	36.2
Post-retirement benefit obligations	14.0	4.9
Compensation	18.8	19.9
Net operating losses	1,576.0	1,629.4
Capital losses	182.1	200.8
Credits	91.9	117.1
Interest	148.3	140.2
Other items	—	4.4
	$2,120.2	$2,193.9
Valuation allowances	(1,273.5)	(1,349.1)
Total deferred income tax assets	$846.7	$844.8
Deferred income tax liabilities:
Inventories	$(11.2)	$(16.6)
Property, plant and equipment	(34.2)	(37.8)
Lease right-of-use assets	(33.3)	(31.3)
Intangible assets	(340.9)	(382.5)
Undistributed earnings	(18.6)	(21.0)
Other items	(0.2)	—
Total deferred income tax liabilities	$(438.4)	$(489.2)
Net deferred income tax assets	$408.3	$355.6
As of December 31, 2022, the Company had the following loss and credit carryforward amounts:
•Gates had U.S. federal, U.K. and foreign operating tax losses amounting to $6,299.9 million and U.S. state operating tax losses amounting to $114.3 million. Operating losses of $3,128.4 million can be carried forward indefinitely and $3,285.8 million have expiration dates between 2023 and 2042. We recognized a related deferred income tax asset of $566.6 million after valuation allowance of $1,009.4 million;
•Gates had U.S. federal and U.K. capital tax losses amounting to $730.0 million, of which $717.9 million can be carried forward indefinitely and $12.1 million expire in 2026. We recognized no related deferred income tax asset after valuation allowance of $182.1 million;
•Gates had U.S. federal foreign tax credits amounting to $89.4 million, which expire between 2023 and 2027. We recognized a related deferred income tax asset of $34.6 million after valuation allowance of $54.8 million; and
•Gates had U.S. federal, Luxembourg, Belgium and U.K. interest expense deductions which can be carried forward amounting to $609.1 million. Interest expense carried forward can be carried forward indefinitely. We recognized a related deferred tax asset of $122.0 million after valuation allowance of $26.3 million.

As of December 31, 2022, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,660.4 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $18.6 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2022 that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $15.3 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. In Fiscal 2021, we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $53.4 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. In Fiscal 2020, the deferred tax assets above included $26.0 million of assets which have no expiration in these jurisdictions. As a result of changes in estimates of future taxable profits in the third quarter of Fiscal 2020, due primarily to anticipated changes to the composition of our intercompany financing arrangements related to proposed international tax law changes, our judgement changed regarding valuation allowances on these deferred tax assets.

Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
At the beginning of the period	$104.6	$121.6	$147.3
Increases for tax positions related to the current period	6.5	6.7	6.9
Increases for tax positions related to prior periods	0.4	0.7	0.5
Decreases for tax positions related to prior periods	—	(12.1)	(18.9)
Decreases related to settlements	(2.8)	—	(14.0)
Decreases due to lapsed statute of limitations	(27.6)	(7.2)	(5.8)
Foreign currency translation	(5.1)	(5.1)	5.6
At the end of the period	$76.0	$104.6	$121.6
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $60.9 million, including all competent authority offsets.
As of December 31, 2022, January 1, 2022, and January 2, 2021, Gates had accrued $13.7 million, $14.0 million, and $12.3 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during Fiscal 2022 relates to a change in underlying facts and lapses in statute of limitations. We believe that it is reasonably possible that a decrease of up to $11.5 million in unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in multiple jurisdictions.
As of December 31, 2022, Gates remains subject to examination in the US for tax years 2016 to 2021 and in other major jurisdictions for tax years 2008 to 2021.

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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 31, 2022	January 1, 2022	January 2, 2021
Net income attributable to shareholders	$220.8	$297.1	$79.4

Weighted average number of shares outstanding	284,063,083	291,623,523	290,681,615
Dilutive effect of share-based awards	3,523,127	5,670,552	1,434,349
Diluted weighted average number of shares outstanding	287,586,210	297,294,075	292,115,964

Number of anti-dilutive shares excluded from diluted earnings per share calculation	7,538,260	3,981,424	5,257,654

Basic earnings per share	$0.78	$1.02	$0.27
Diluted earnings per share	$0.77	$1.00	$0.27

8. Inventories

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Raw materials and supplies	$195.9	$199.6
Work in progress	42.3	43.4
Finished goods	418.0	439.6
Total inventories	$656.2	$682.6

9. Property, plant and equipment

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Cost
Land and buildings	$321.4	$329.2
Machinery, equipment and vehicles	884.6	873.3
Assets under construction	100.9	81.0
	1,306.9	1,283.5
Less: Accumulated depreciation and impairment	(669.4)	(613.2)
Total	$637.5	$670.3
During Fiscal 2022, the depreciation expense in relation to the above assets was $88.8 million, compared to $90.0 million during Fiscal 2021 and $89.3 million during Fiscal 2020.
During Fiscal 2022, impairments of property, plant and equipment of $0.2 million were recognized, compared to $0.6 million in Fiscal 2021, and $5.2 million in Fiscal 2020.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $3.5 million as of December 31, 2022, compared to $4.1 million as of January 1, 2022.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.

10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 2, 2021	$1,434.4	$685.8	$2,120.2
Foreign currency translation	(46.3)	(10.9)	(57.2)
As of January 1, 2022	1,388.1	674.9	2,063.0
Foreign currency translation	(72.9)	(9.0)	(81.9)
As of December 31, 2022	$1,315.2	$665.9	$1,981.1
11. Intangible assets

	As of December 31, 2022			As of January 1, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,973.7	$(993.2)	$980.5	$2,031.7	$(901.6)	$1,130.1
—Technology	90.4	(89.6)	0.8	90.9	(89.4)	1.5
—Capitalized software	105.4	(65.7)	39.7	97.8	(56.6)	41.2
	2,169.5	(1,148.5)	1,021.0	2,220.4	(1,047.6)	1,172.8
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,682.9	$(1,192.5)	$1,490.4	$2,733.8	$(1,091.6)	$1,642.2
During Fiscal 2022, the amortization expense recognized in respect of intangible assets was $128.4 million, compared to $132.6 million for Fiscal 2021 and $129.3 million for Fiscal 2020. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $32.9 million in Fiscal 2022, compared to a decrease of $24.3 million in Fiscal 2021.
The amortization expense for the next five years is estimated to be as follows:

(dollars in millions)	Total
Fiscal year:
—2023	$128.7
—2024	$127.8
—2025	$122.0
—2026	$121.1
—2027	$120.5

12. Leases

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Lease expenses
Operating lease expenses	$30.5	$31.5	$29.9
Finance lease expenses:
—Finance lease amortization expenses	1.2	1.1	0.9
—Interest on lease liabilities	0.1	0.1	0.1
Short-term lease expenses	7.2	6.7	5.8
Variable lease expenses	6.0	7.9	7.0
Total lease expenses	$45.0	$47.3	$43.7

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$34.9	$29.9	$17.7
Assets obtained in exchange for new finance lease liabilities	$0.8	$1.5	$2.0
Gain on sale and leaseback transactions, net	$—	$(9.3)	$—
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from finance leases	$0.1	$0.1	$—
—Operating cash flows from operating leases	27.6	30.1	30.3
—Financing cash flows from finance leases	1.3	1.2	1.0
	$29.0	$31.4	$31.3

Weighted-average remaining lease term — finance leases	2.9 years	4.0 years	5.3 years
Weighted-average remaining lease term — operating leases	8.5 years	9.0 years	9.4 years
Weighted-average discount rate — finance leases	3.2%	2.5%	3.0%
Weighted-average discount rate — operating leases	5.4%	5.1%	5.5%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$29.2	$1.1
Year 2	24.7	0.7
Year 3	22.6	0.5
Year 4	17.6	0.2
Year 5	15.7	—
Year 6 and beyond	68.6	—
Total lease payments	178.4	2.5
Interest	(34.1)	(0.1)
Total present value of lease liabilities	$144.3	$2.4

Balance sheet presentation of leases as of December 31, 2022 and January 1, 2022

	As of December 31, 2022		As of January 1, 2022
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$132.2	$3.5	$124.2	$4.1

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$24.0	$0.8	$20.9	$1.1
Long-term lease liabilities	120.3	1.6	114.2	2.2
Total lease liabilities	$144.3	$2.4	$135.1	$3.3
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during Fiscal 2022 was $22.9 million, compared to $23.7 million and $22.8 million during Fiscal 2021 and Fiscal 2020, respectively. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
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
The period end fair values of derivative financial instruments were as follows:

	As of December 31, 2022					As of January 1, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$9.3	$—	$—	$(45.2)	$(35.9)	$—	$—	$(19.8)	$—	$(19.8)
—Interest rate caps	—	—	—	—	—	—	—	(1.3)	(0.5)	(1.8)
—Interest rate swaps	33.3	32.7	(10.7)	(22.1)	33.2	—	7.7	(12.9)	(26.9)	(32.1)

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.2	—	(1.4)	—	0.8	2.9	—	(0.6)	—	2.3
	$44.8	$32.7	$(12.1)	$(67.3)	$(1.9)	$2.9	$7.7	$(34.6)	$(27.4)	$(51.4)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. As of December 31, 2022 and January 1, 2022, the notional principal amount of these contracts was €756.1 million and €254.5 million, respectively.
In addition, as of January 1, 2022, we had designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations. We subsequently reduced the designated amount to €25.0 million during the second quarter of 2022. On November 16, 2022, we extinguished our Euro-denominated term loan and replaced with new Dollar-denominated term loans, and as a result, the net investment hedging designated on our Euro-denominated debt no longer exists as of December 31, 2022.
Concurrent with the refinancing transactions, we executed additional cross currency swaps that have been designated as net investment hedges of certain of our European operations, with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended the term of our existing cross currency swaps with notional amount of €254.5 million that originally matured in March 2022, to now mature on March 31, 2027.
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Net fair value (losses) gains recognized in OCI in relation to:
—Euro-denominated debt	$10.6	$12.4	$(15.5)
—Designated cross currency swaps	(16.3)	21.4	(26.3)
Total net fair value (losses) gains	$(5.7)	$33.8	$(41.8)
During Fiscal 2022, a net gain of $5.8 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $1.8 million and $3.7 million during Fiscal 2021 and Fiscal 2020, respectively.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. In November 2022, we executed additional pay-fixed, receive-floating interest rate swaps to hedge the cash flow risk of interest rate on our new U.S. Dollar debt, as further discussed in Note 15. These additional interest rates swaps have a notional amount of $385.0 million, and mature on November 16, 2027. These instruments are all designated as cash flow hedges. As of December 31, 2022 and January 1, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million and $870.0 million, respectively. The existing interest rate swaps with notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while the new interest rate swaps of $385.0 million notional amount have the contract term from November 16, 2022 to November 16, 2027.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of January 1, 2022, the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023. During August 2022, we early terminated our interest rate caps.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$61.7	$11.7	$(29.1)
—Amortization to net income of prior period fair value losses	17.9	17.9	9.1
—Reclassification from OCI to net income	(4.0)	3.7	3.6
Total movement	$75.6	$33.3	$(16.4)
As of December 31, 2022, we expect to reclassify an estimated $24.4 million of losses in OCI to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of December 31, 2022 and January 1, 2022, there were no outstanding currency swaps.
As of December 31, 2022, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $150.5 million, compared to $171.9 million as of January 1, 2022.
The fair value gains (losses) recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Fair value gains (losses) recognized in relation to:
—Currency forward contracts recognized in SG&A	$6.3	$5.1	$(1.9)
—Currency swaps recognized in other expenses	—	—	0.4
Total	$6.3	$5.1	$(1.5)

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

The carrying amount and fair value of our debt are set out below:

	As of December 31, 2022		As of January 1, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$36.6	$36.2	$38.1	$37.9
Non-current	2,426.4	2,408.4	2,526.5	2,553.0
	$2,463.0	$2,444.6	$2,564.6	$2,590.9
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 0.75% LIBOR floor and a 0.50% Term SOFR floor on the two dollar term loans as further described in Note 15. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 31, 2022
Derivative assets	$—	$77.5	$77.5
Derivative liabilities	$—	$(79.4)	$(79.4)

As of January 1, 2022
Equity investments	$0.6	$—	$0.6
Derivative assets	$—	$10.6	$10.6
Derivative liabilities	$—	$(62.0)	$(62.0)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During Fiscal 2022, an impairment of fixed and other assets of $1.1 million was recognized in relation to the suspension of our operations in Russia. No significant impairment was recognized during Fiscal 2021. During Fiscal 2020, impairments of property, plant and equipment of $5.2 million were recognized in relation to restructuring and other strategic initiatives, primarily the closure of our manufacturing facility in Korea.

15. Debt

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Secured debt:
—Dollar Term Loans	$1,923.4	$1,363.7
—Euro Term Loan	—	647.5
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,491.4	2,579.2
Deferred issuance costs	(45.5)	(31.5)
Accrued interest	17.1	16.9
Total carrying value of debt	2,463.0	2,564.6
Debt, current portion	36.6	38.1
Debt, less current portion	$2,426.4	$2,526.5
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year:
—2023	$19.5
—2024	19.5
—2025	19.5
—2026	587.5
—2027	1,300.5
Thereafter	544.9
$2,491.4
Debt issuances and redemptions
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 below. As of December 31, 2022, we paid down the borrowings on the asset-backed revolver and have no remaining outstanding balance.
On November 16, 2022, we issued a new tranche of $575.0 million of dollar denominated term loans (the “New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility (the “Euro Term Loan”) plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the Existing Dollar Term Loans (as defined herein), bearing interest at the borrower’s option at either Term SOFR (as defined in the credit agreement) plus 3.50% margin per annum, subject to a 0.50% per annum Term SOFR floor, or at the base rate plus 2.50% per annum, subject to a 1.50% per annum base rate floor. The New Dollar Term Loans require scheduled quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. The New Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within six months following the closing of the amendment. Issuance discount and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loans have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).

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
Dollar and Euro Term Loans
Our secured credit facilities consist of two loans (collectively, the “Dollar Term Loans”), one of which was drawn on July 3, 2014 (the “Existing Dollar Term Loans”), and the New Dollar Term Loans drawn on November 16, 2022 as described above. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, LIBOR or Term SOFR (as applicable) plus an applicable margin. The New Dollar Term Loans mature on November 16, 2029.
On February 24, 2021, we made amendments to the Existing Dollar Term Loans’ credit agreement, including extending the maturity date of the Existing Dollar Term Loans, from March 31, 2024 to March 31, 2027, reducing the floor applicable to the Existing Dollar Term Loans from 1.00% to 0.75% and modifying the applicable interest rate margin for the Existing Dollar Term Loans to include a 0.25% reduction if our consolidated total net leverage ratio (as defined in the credit agreement) is less than or equal to 3.75 times. In connection with these amendments, we paid accrued interest up to the date of the amendments of $3.7 million, in addition to fees of $8.6 million, of which $6.9 million qualified for deferral and will be amortized to interest expense over the new remaining term of the loan using the effective interest method.
The Existing Dollar Term Loans’ interest rate is currently LIBOR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of December 31, 2022, borrowings under this facility bore interest at a rate of 6.88% per annum. This margin reflects the 0.25% reduction described above, as the consolidated total net leverage ratio (as defined in the credit agreement) dropped below 3.75 times during the third quarter of Fiscal 2021. The Existing Dollar Term Loan interest rate is re-set on the last business day of each month.
The New Dollar Term Loans’ interest rate is currently at Term SOFR, subject to a floor of 0.50%, plus a margin of 3.50%, and as of December 31, 2022, borrowings under this facility bore interest at a rate of 7.82% per annum. The New Dollar Term Loans’ interest rate is re-set on the last business day of each month.
Both Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During Fiscal 2022, we made amortization payments against the Existing Dollar Term Loans, the Euro Term Loans, and New Dollar Term Loans of $13.8 million, $5.1 million, and $1.4 million, respectively. During Fiscal 2021, we made amortization payments against the Dollar Term Loans and the original Euro Term Loan of $13.8 million and $7.6 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2022 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2023.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain (loss) were recognized in OCI.

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Gain (loss) recognized in statement of operations	$45.2	$38.2	$(51.4)
Gain (loss) recognized in OCI	10.6	12.4	(15.5)
Total gain (loss)	$55.8	$50.6	$(66.9)
The above net foreign exchange gain (loss) recognized in the other (income) expense line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.

A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Dollar Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of December 31, 2022, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
Revolving credit facility
We have a secured revolving credit facility that provides for multi-currency revolving loans. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, increase the size of the facility from $185.0 million to $250.0 million, extend the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding 91 days prior to its maturity), and increase the letter of credit sub-facility from $20.0 million to $75.0 million.
In connection with these amendments, we paid fees of $2.0 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of both December 31, 2022 and January 1, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($214.7 million as of December 31, 2022, compared to $240.4 million as of January 1, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding 91 days prior to its maturity). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of both December 31, 2022 and January 1, 2022, there was no cash outstanding under the asset-backed revolver. We drew $70.0 million in March 2022 under this facility and fully paid down the balance during 2022. There were letters of credit outstanding of $25.8 million and $45.3 million, as of December 31, 2022 and January 1, 2022, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, LIBOR, plus an applicable margin.

16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Accrued compensation	$60.2	$80.2
Current portion of lease obligations	24.8	22.0
Derivative financial instruments	79.4	62.0
Payroll and related taxes payable	18.9	21.9
VAT and other taxes payable	7.2	10.9
Warranty reserve	17.6	18.7
Restructuring reserve	7.5	6.5
Workers’ compensation reserve	8.0	7.9
Other accrued expenses and other liabilities	98.7	106.2
	$322.3	$336.3
The above liabilities are presented in Gates’ balance sheet as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
—Accrued expenses and other current liabilities	$222.6	$277.1
—Other non-current liabilities	99.7	59.2
	$322.3	$336.3
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Balance at the beginning of the period	$18.7	$19.8	$17.7
Charge for the period	10.8	10.3	11.8
Utilized during the period	(10.9)	(9.6)	(9.5)
Released during the period	(0.3)	(1.9)	(0.7)
Foreign currency translation	(0.7)	0.1	0.5
Balance at the end of the period	$17.6	$18.7	$19.8
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2023, with the remainder estimated to be utilized within the next three years.
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
During Fiscal 2022, the expense recognized by Gates in respect of defined contribution pension plans was $20.2 million, compared to $20.6 million in Fiscal 2021 and $19.0 million in Fiscal 2020.

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
Funded status
The net (deficit) asset recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Pension surplus	$10.1	$75.5
Accrued expenses and other current liabilities	(2.4)	(2.6)
Post-retirement benefit obligations	(50.9)	(64.2)
Net funded status	$(43.2)	$8.7

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$247.5	$341.4
—Aggregate fair value of plan assets	$194.2	$274.6
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$243.4	$336.1
—Aggregate fair value of plan assets	$194.2	$274.0
During Fiscal 2022, the net unfunded pension obligation increased by $51.9 million. This increase was driven primarily by an actual loss on plan assets in Fiscal 2022 of $217.5 million and interest on the benefit obligation of $15.2 million, partially offset by an actuarial gain of $180.6 million on remeasurement of the benefit obligation.
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Benefit obligation at the beginning of the period	$821.1	$905.9
Employer service cost	3.3	4.3
Plan participants’ contributions	0.1	0.1
Interest cost	15.2	13.4
Net actuarial gain	(180.6)	(43.4)
Benefits paid	(37.8)	(47.6)
Expenses paid from assets	(1.3)	(1.3)
Curtailments and settlements	(1.9)	(1.6)
Foreign currency translation	(57.6)	(8.7)
Benefit obligation at the end of the period	$560.5	$821.1
Accumulated benefit obligation	$556.2	$816.3

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Plan assets at the beginning of the period	$829.8	$881.4
Actual loss on plan assets	(217.5)	(4.9)
Employer contributions	9.2	11.3
Plan participants’ contributions	0.1	0.1
Settlements	(1.9)	(1.6)
Benefits paid	(37.8)	(47.6)
Expenses paid from assets	(1.3)	(1.3)
Foreign currency translation	(63.3)	(7.6)
Plan assets at the end of the period	$517.3	$829.8
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of December 31, 2022				As of January 1, 2022
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity Securities	$—	$106.7	$—	$106.7	$—	$145.3	$—	$145.3
Debt Securities
—Corporate bonds	—	22.1	—	22.1	—	240.1	—	240.1
—Government bonds	—	93.0	—	93.0	—	199.6	—	199.6
Annuities and insurance	—	—	275.4	275.4	—	21.2	210.5	231.7
Other	—	4.7	—	4.7	—	5.6	—	5.6
Cash and cash equivalents	15.4	—	—	15.4	7.5	—	—	7.5
Total	$15.4	$226.5	$275.4	$517.3	$7.5	$611.8	$210.5	$829.8
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Fair value at the beginning of the period	$210.5	$239.4
Actual loss on plan assets	(54.3)	(13.0)
Purchases	150.2	1.2
Contributions	0.4	—
Impacts of benefits paid	(11.9)	(12.6)
Settlements	(0.7)	(1.3)
Foreign currency translation	(18.8)	(3.2)
Fair value at the end of the period	$275.4	$210.5
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2023, Gates expects to contribute approximately $9.2 million to its defined benefit pension plans (including non-qualified supplemental plans).
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)	Total
Fiscal year:
—2023	$42.0
—2024	$42.1
—2025	$40.9
—2026	$42.2
—2027	$41.7
—2028 through 2032	$203.8
Net periodic benefit cost
Components of the net periodic benefit (income) cost for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Employer service cost	$3.3	$4.3	$5.6
Settlements and curtailments	(0.2)	0.1	(2.1)
Interest cost	15.2	13.4	18.3
Expected return on plan assets	(21.7)	(19.3)	(22.0)
Amortization of prior net actuarial loss	0.3	0.4	0.2
Amortization of prior service cost	0.9	1.0	0.8
Net periodic benefit (income) cost	$(2.2)	$(0.1)	$0.8

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Current period net actuarial loss (gain)	$58.6	$(19.1)	$(32.6)
Amortization of prior net actuarial loss	(0.3)	(0.4)	(0.2)
Prior service cost	—	—	1.5
Amortization of prior service cost	(0.9)	(1.0)	(0.8)
Gain (loss) recognized due to settlements and curtailments	0.2	(0.1)	2.1
Pre-tax changes recognized in OCI other than foreign currency translation	57.6	(20.6)	(30.0)
Foreign currency translation	(0.5)	(0.3)	1.7
Total pre-tax changes recognized in OCI	$57.1	$(20.9)	$(28.3)
Cumulative losses before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Actuarial loss (gain)	$29.4	$(29.1)	$(9.5)
Prior service costs	9.9	10.8	11.8
Pre-tax changes recognized in OCI other than foreign currency translation	39.3	(18.3)	2.3
Foreign currency translation	(2.0)	(1.5)	(1.2)
Cumulative total	$37.3	$(19.8)	$1.1
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of December 31, 2022	As of January 1, 2022
Benefit obligation:
—Discount rate	4.598%	2.003%
—Rate of salary increase	3.511%	3.095%
Net periodic benefit cost:
—Discount rate	2.005%	1.527%
—Rate of salary increase	3.105%	3.032%
—Expected return on plan assets	2.881%	2.380%
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
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Accrued expenses and other current liabilities	$3.1	$4.0
Post-retirement benefit obligations	25.3	42.0
	$28.4	$46.0
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022
Benefit obligation at the beginning of the period	$46.0	$56.7
Interest cost	1.2	1.2
Actuarial gain	(13.9)	(8.4)
Benefits paid	(3.3)	(3.8)
Plan amendments	(0.5)	—
Foreign currency translation	(1.1)	0.3
Benefit obligation at the end of the period	$28.4	$46.0
Accumulated benefit obligation	$28.4	$46.0
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During 2023, Gates expects to contribute approximately $3.2 million to its other benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)	Total
Fiscal years:
—2023	$3.2
—2024	$3.1
—2025	$2.9
—2026	$2.8
—2027	$2.6
—2028 through 2032	$11.2
Net periodic benefit cost
Components of the net periodic benefit (income) cost for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Interest cost	$1.2	$1.2	$1.7
Amortization of prior net actuarial gain	(1.8)	(1.0)	(1.0)
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Net periodic benefit (income) cost	$(1.0)	$(0.2)	$0.3
The net periodic benefit (income) cost relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Current period net actuarial (gain) loss	$(13.9)	$(8.4)	$0.3
Amortization of prior net actuarial gain	1.8	1.0	1.0
Prior service credit	(0.5)	—	—
Amortization of prior service credit	0.4	0.4	0.4
Pre-tax changes recognized in OCI other than foreign currency translation	(12.2)	(7.0)	1.7
Foreign currency translation	0.6	—	—
Total pre-tax changes recognized in OCI	$(11.6)	$(7.0)	$1.7
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Actuarial gains	$(35.5)	$(23.4)	$(16.0)
Prior service credits	(2.7)	(2.6)	(3.0)
Other adjustments	0.2	0.2	0.2
Pre-tax changes recognized in OCI other than foreign currency translation	(38.0)	(25.8)	(18.8)
Foreign currency translation	0.4	(0.2)	(0.2)
Cumulative total	$(37.6)	$(26.0)	$(19.0)
Assumptions
The primary assumption used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans is the discount rate, the weighted average of which is presented in the following table:

	Benefit obligation		Net periodic benefit cost
	As of December 31, 2022	As of January 1, 2022	As of December 31, 2022	As of January 1, 2022
Discount rate	5.44%	2.81%	2.81%	2.30%
The initial healthcare cost trend rate as of December 31, 2022, starts at 5.97%, compared to 5.74% as of January 1, 2022, with an ultimate trend rate of 4.85%, compared to 4.91% as of January 1, 2022, beginning in 2027.
18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During Fiscal 2022, we recognized a charge of $44.3 million, compared to $24.6 million and $19.8 million during Fiscal 2021 and Fiscal 2020, respectively.
Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options are split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by our majority owners, who are various investment funds managed by affiliates of Blackstone Inc. (“Blackstone” or our “Sponsor”), at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV were required be achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

During March 2022, a liquidity event (as defined in the related grant agreements) occurred following the sale by Blackstone of a certain portion of their interest in Gates, resulting in the vesting of the Tier II and IV options as the specified investment returns related to these options had been met. In connection with this vesting, a one-time share-based compensation charge of $16.1 million was recognized. On July 3, 2022, the performance period for the Tier III options expired and, as the specified investment returns were not achieved, all Tier III awards expired during Fiscal 2022.
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year ended December 31, 2022
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,752,700	$6.91
—Tier II	2014 Plan	3,577,470	$6.90
—Tier III	2014 Plan	3,577,470	$6.90
—Tier IV	2014 Plan	3,577,470	$10.35
—SARs	Both plans	829,108	$9.31
—Share options	2018 Plan	3,254,097	$14.84
—Premium-priced options	2018 Plan	835,469	$18.88
		18,403,784	$9.63
Granted during the period:
—SARs	2018 Plan	62,055	$15.76
		62,055	$15.76
Forfeited during the period:
—Tier III	2014 Plan	(188,157)	$6.93
—SARs	2018 Plan	(20,004)	$14.11
—Share options	2018 Plan	(110,381)	$14.18
		(318,542)	$9.89
Expired during the period:
—Tier III	2014 Plan	(3,389,313)	$6.90
—Tier IV	2014 Plan	(79,760)	$11.80
—SARs	Both Plans	(183,908)	$7.55
—Share options	2018 Plan	(134,837)	$15.14
		(3,787,818)	$7.33
Exercised during the period:
—Tier I	2014 Plan	(231,527)	$7.09
—Tier II	2014 Plan	(887,919)	$6.70
—Tier IV	2014 Plan	(805,159)	$9.84
—SARs	Both Plans	(4,164)	$11.00
—Share options	2018 Plan	(28,745)	$13.42
		(1,957,514)	$8.15
Outstanding at the end of the period:
—Tier I	2014 Plan	2,521,173	$6.89
—Tier II	2014 Plan	2,689,551	$6.97
—Tier III	2014 Plan	—	$—
—Tier IV	2014 Plan	2,692,551	$10.46
—SARs	Both plans	683,087	$10.22
—Share options	2018 Plan	2,980,134	$14.86
—Premium-priced options	2018 Plan	835,469	$18.88
		12,401,965	$10.59

Exercisable at the end of the period		10,881,483	$9.85
Vested and expected to vest at the end of the period		12,371,354	$10.57

As of December 31, 2022, the aggregate intrinsic value of options that were exercisable was $28.3 million, and these options had a weighted average remaining contractual term of 3.8 years. As of December 31, 2022, the aggregate intrinsic value of options that were vested or expected to vest was $28.3 million, and these options had a weighted average remaining contractual term of 4.2 years.
As of December 31, 2022, the unrecognized compensation charge relating to the nonvested options was $1.5 million, which is expected to be recognized over a weighted-average period of 0.9 years.
During Fiscal 2022, cash of $15.9 million was received in relation to the exercise of vested options, compared to $4.6 million and $3.1 million during Fiscal 2021 and Fiscal 2020, respectively. The aggregate intrinsic value of options exercised during Fiscal 2022 was $1.0 million, compared to $4.8 million and $2.5 million during Fiscal 2021 and Fiscal 2020, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Year ended December 31, 2022
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	1,744,405	$13.98
—PRSUs	883,978	$16.98
	2,628,383	$14.99
Granted during the period:
—RSUs	2,823,325	$13.67
—PRSUs	425,670	$17.23
	3,248,995	$14.14
Forfeited during the period:
—RSUs	(242,925)	$14.63
—PRSUs	(152,780)	$21.11
	(395,705)	$17.13
Vested during the period:
—RSUs	(833,546)	$13.83
—PRSUs	(80,308)	16.46
	(913,854)	$14.06
Outstanding at the end of the period:
—RSUs	3,491,259	$13.72
—PRSUs	1,076,560	$16.53
	4,567,819	$14.38
As of December 31, 2022, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $31.3 million, which is expected to be recognized over a weighted average period of 1.9 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested Fiscal 2022 was $12.9 million, compared to $12.3 million, and $3.1 million during Fiscal 2021 and Fiscal 2020 respectively.

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

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Weighted average grant date fair value:
—SARs	$6.94	$6.66	$4.59
—Share options	n/a	$6.66	$4.78
—Premium-priced options	n/a	$6.36	n/a
—RSUs	$13.67	$15.16	$11.79
—PRSUs	$17.23	$17.92	$14.41

Inputs to the model:
—Expected volatility - SARs	43.5%	46.1%	37.7%
—Expected volatility - share options	n/a	46.1%	37.6%
—Expected volatility - premium-priced options	n/a	46.1%	n/a
—Expected volatility - PRSUs	49.1%	50.8%	40.4%
—Expected option life for SARs (years)	6.0	6.0	6.0
—Expected option life for share options (years)	n/a	6.0	6.0
—Expected option life for premium-priced options (years)	n/a	6.0	n/a
—Risk-free interest rate:
SARs	1.91%	0.95%	1.25%
Share options	n/a	0.95%	1.33%
Premium-priced options	n/a	0.95%	n/a
PRSUs	1.72%	0.27%	1.29%

19. Equity
Movements in the Company’s number of shares in issue for the year ended December 31, 2022 and January 1, 2022, respectively, were as follows:

	For the year ended
(number of shares)	December 31, 2022	January 1, 2022
Balance as of the beginning of the period	291,282,137	290,853,067
Exercise of share options	1,953,350	518,600
Vesting of restricted stock units, net of withholding taxes	809,347	566,921
Shares repurchased and cancelled	(11,465,917)	(656,451)
Balance as of the end of the period	282,578,917	291,282,137
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
During Fiscal 2022, Gates repurchased a total of 11,465,917 ordinary shares at an aggregate cost of $174.7 million, and incurred an additional $1.2 million of costs related directly to these repurchases. All shares repurchased have been cancelled and the program expired on December 31, 2022.
20. Analysis of accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 28, 2019	$(9.3)	$(812.3)	$(36.8)	$(858.4)	$(46.0)	$(904.4)
Foreign currency translation	1.7	42.1	—	43.8	27.4	71.2
Cash flow hedges movements	—	—	(13.3)	(13.3)	—	(13.3)
Post-retirement benefit movements	22.5	—	—	22.5	0.5	23.0
Other comprehensive income (loss)	24.2	42.1	(13.3)	53.0	27.9	80.9
As of January 2, 2021	14.9	(770.2)	(50.1)	(805.4)	(18.1)	(823.5)
Foreign currency translation	(0.1)	(66.5)	—	(66.6)	(5.2)	(71.8)
Cash flow hedges movements	—	—	25.0	25.0	—	25.0
Post-retirement benefit movements	21.8	—	—	21.8	(0.1)	21.7
Other comprehensive income (loss)	21.7	(66.5)	25.0	(19.8)	(5.3)	(25.1)
As of January 1, 2022	36.6	(836.7)	(25.1)	(825.2)	(23.4)	(848.6)
Foreign currency translation	(1.2)	(113.3)	—	(114.5)	(42.1)	(156.6)
Cash flow hedges movements	—	—	56.7	56.7	—	56.7
Post-retirement benefit movements	(34.8)	—		(34.8)	0.9	(33.9)
Other comprehensive (loss) income	(36.0)	(113.3)	56.7	(92.6)	(41.2)	(133.8)
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)

21. Related party transactions
A. Entities affiliated with Blackstone
In January 2018, Gates and Blackstone Management Partners L.L.C. (“BMP”) and Blackstone Tactical Opportunities Advisors L.L.C., each affiliates of our Sponsor (the “Managers”), entered into a Monitoring Fee Agreement (the “Monitoring Fee Agreement”). Under this agreement, which terminated in January 2020 upon the second anniversary of the closing date of the initial public offering of Gates, the Company and certain of its direct and indirect subsidiaries (collectively the “Monitoring Service Recipients”) engaged the Managers to provide certain monitoring, advisory and consulting services.

In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During Fiscal 2022 and Fiscal 2021, Gates incurred no cost in respect of these oversight services and out-of-pocket expenses, compared to $1.9 million during Fiscal 2020, and there were no amounts owing at December 31, 2022 or January 1, 2022.
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
As described in Note 19, in March 2022, the Company repurchased 8,000,000 ordinary shares through Citigroup from certain shareholders affiliated with Blackstone Inc. for an aggregate consideration of $121.1 million, plus costs directly related to the transaction of $0.8 million.
In connection with the issuance of the New Dollar Term Loan on November 16, 2022, Blackstone Alternative Credit Advisors LP, an affiliate of Blackstone, was an initial lender of $50.0 million and received fees of $0.3 million. This transaction was on terms equivalent to those of unaffiliated parties.
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Sales	$—	$0.1	$0.9
Purchases	$(16.7)	$(14.9)	$(13.8)
Amounts outstanding in respect of these transactions were payables of $2.4 million as of December 31, 2022, compared to $1.0 million as of January 1, 2022. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Sales	$59.0	$67.3	$47.5
Purchases	$(18.4)	$(21.7)	$(18.5)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 31, 2022	As of January 1, 2022
Receivables	$4.7	$5.4
Payables	$(3.2)	$(3.6)

22. Commitments and contingencies
A. Capital and other commitments
As of December 31, 2022, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $12.1 million, compared to $5.1 million as of January 1, 2022, and for the purchase of non-integral computer software amounting to $6.6 million, compared to $0.7 million as of January 1, 2022. As of December 31, 2022, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $25.3 million, compared to $31.3 million as of January 1, 2022.
B. Performance bonds, letters of credit and bank guarantees
As of December 31, 2022, letters of credit were outstanding against the asset-backed revolving facility amounting to $25.8 million, compared to $45.3 million as of January 1, 2022. We had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.7 million as of December 31, 2022, compared to $6.3 million as of January 1, 2022.
C. Company–owned life insurance policies
Gates is the beneficiary of a number of corporate-owned life insurance policies against which it borrows from the relevant life insurance company. As of December 31, 2022, the surrender value of the policies was $969.7 million, compared to $966.1 million as of January 1, 2022, and the amount outstanding on the related loans was $967.9 million, compared to $964.3 million as of January 1, 2022. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $1.8 million, compared to $1.8 million as of January 1, 2022, is included in other receivables.
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
E. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Balance at beginning of year	$5.1	$5.2	$8.6
Current period provision for expected credit losses	0.6	0.2	0.7
Write-offs charged against allowance	(1.3)	(0.1)	(4.3)
Foreign currency translation	(0.2)	(0.2)	0.2
Balance at end of year	$4.2	$5.1	$5.2
In late January 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2022, and at the time of filing, this customer’s outstanding balance represented less than 2% of our outstanding accounts receivable. We are currently unable to predict the outcome of this matter, including whether and to what extent we may incur a credit loss.