Form 10-Q
period 2023-04-01
Gates Industrial Corp plc
filed 2023-05-04
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 1, 2023, there were 285,030,061 ordinary shares of $0.01 par value outstanding.

Forward-looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics such as the COVID-19 pandemic; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement markets; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; evolving corporate governance and public disclosure regulations and expectations could expose us to numerous risks; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage, including interest rate risk; and the significant influence of our majority shareholders, affiliates of Blackstone Inc., over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	April 1, 2023	April 2, 2022
Net sales	$897.7	$893.4
Cost of sales	572.6	588.5
Gross profit	325.1	304.9
Selling, general and administrative expenses	232.1	235.2
Transaction-related expenses	0.2	0.8
Restructuring expenses	5.5	0.5
Operating income from continuing operations	87.3	68.4
Interest expense	40.8	32.6
Other expense	0.3	0.6
Income from continuing operations before taxes	46.2	35.2
Income tax expense (benefit)	15.3	(2.2)
Net income from continuing operations	30.9	37.4
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.3	0.1
Net income	30.6	37.3
Less: non-controlling interests	4.2	6.4
Net income attributable to shareholders	$26.4	$30.9

Earnings per share
Basic
Earnings per share from continuing operations	$0.09	$0.11
Earnings per share from discontinued operations	—	—
Earnings per share	$0.09	$0.11

Diluted
Earnings per share from continuing operations	$0.09	$0.10
Earnings per share from discontinued operations	—	—
Earnings per share	$0.09	$0.10
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net income	$30.6	$37.3
Other comprehensive income
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax expense, respectively, of $(2.0) and $0	82.1	(27.5)
—(Loss) gain on net investment hedges, net of tax benefit, respectively, of $1.7 and $0.9	(10.5)	11.2
Total foreign currency translation movements	71.6	(16.3)
Cash flow hedges (interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit (expense), respectively, of $2.5 and $(8.3)	(7.5)	25.1
—Reclassification to net income, net of tax benefit (expense), respectively, of $0.6 and $(1.4)	(1.8)	4.1
Total cash flow hedges movements	(9.3)	29.2
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.2 and $0.1	(0.7)	(0.1)
Total post-retirement benefits movements	(0.7)	(0.1)
Other comprehensive income	61.6	12.8
Comprehensive income for the period	$92.2	$50.1

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$87.5	$50.8
—Loss arising from discontinued operations	(0.3)	(0.1)
	87.2	50.7
Comprehensive income (loss) attributable to non-controlling interests	5.0	(0.6)
	$92.2	$50.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of April 1, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$594.9	$578.4
Trade accounts receivable, net	840.2	808.6
Inventories	659.1	656.2
Taxes receivable	26.2	13.0
Prepaid expenses and other assets	236.4	221.2
Total current assets	2,356.8	2,277.4
Non-current assets
Property, plant and equipment, net	639.8	637.5
Goodwill	2,015.4	1,981.1
Pension surplus	9.8	10.1
Intangible assets, net	1,470.3	1,490.4
Right-of-use assets	127.4	132.2
Taxes receivable	15.1	15.1
Deferred income taxes	607.2	600.3
Other non-current assets	40.6	47.5
Total assets	$7,282.4	$7,191.6
Liabilities and equity
Current liabilities
Debt, current portion	$27.7	$36.6
Trade accounts payable	452.1	469.6
Taxes payable	29.2	23.5
Accrued expenses and other current liabilities	229.2	222.6
Total current liabilities	738.2	752.3
Non-current liabilities
Debt, less current portion	2,423.3	2,426.4
Post-retirement benefit obligations	74.7	76.2
Lease liabilities	117.4	121.9
Taxes payable	78.6	79.5
Deferred income taxes	183.7	192.0
Other non-current liabilities	112.9	99.7
Total liabilities	3,728.8	3,748.0
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 284,892,001 (December 31, 2022: authorized shares: 3,000,000,000; outstanding shares: 282,578,917)	2.8	2.8
—Additional paid-in capital	2,559.9	2,542.1
—Accumulated other comprehensive loss	(857.0)	(917.8)
—Retained earnings	1,509.3	1,482.9
Total shareholders’ equity	3,215.0	3,110.0
Non-controlling interests	338.6	333.6
Total equity	3,553.6	3,443.6
Total liabilities and equity	$7,282.4	$7,191.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net income	$30.6	$37.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.5	55.1
Foreign exchange and other non-cash financing expenses	9.7	9.2
Share-based compensation expense	9.5	24.1
Decrease in post-employment benefit obligations, net	(3.0)	(4.6)
Deferred income taxes	(3.1)	(12.3)
Other operating activities	1.0	3.1
Changes in operating assets and liabilities:
—Increase in accounts receivable	(27.7)	(88.4)
—Decrease (increase) in inventories	6.5	(37.8)
—Decrease in accounts payable	(22.6)	(8.6)
—Decrease (increase) in prepaid expenses and other assets	4.8	(24.2)
—Decrease in taxes payable	(9.2)	(19.5)
—Increase (decrease) in other liabilities	1.5	(38.8)
Net cash provided by (used in) operating activities	52.5	(105.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(11.8)	(17.4)
Purchases of intangible assets	(2.8)	(0.6)
Cash paid under corporate-owned life insurance policies	(17.0)	(10.3)
Cash received under corporate-owned life insurance policies	1.5	3.0
Proceeds from the sale of property, plant and equipment	0.2	—
Other investing activities	—	0.3
Net cash used in investing activities	(29.9)	(25.0)
Cash flows from financing activities
Issuance of shares	11.3	0.2
Buy-back of shares	—	(175.2)
Proceeds from long-term debt	—	70.0
Payments of long-term debt	(4.9)	(5.3)
Debt issuance costs paid	(0.3)	(0.1)
Other financing activities	(8.2)	(5.4)
Net cash used in financing activities	(2.1)	(115.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.1)	(4.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	16.4	(250.9)
Cash and cash equivalents and restricted cash at the beginning of the period	581.4	660.9
Cash and cash equivalents and restricted cash at the end of the period	$597.8	$410.0
Supplemental schedule of cash flow information
Interest paid	$45.9	$37.6
Income taxes paid	$27.3	$29.6
Accrued capital expenditures	$2.0	$0.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended April 1, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$—	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6

Net income	—	—	—	—	26.4	26.4	4.2	30.6
Other comprehensive income	—	—	—	60.8	—	60.8	0.8	61.6
Total comprehensive income	—	—	—	60.8	26.4	87.2	5.0	92.2
Other changes in equity:
—Issuance of shares	—	11.3	—	—	—	11.3	—	11.3
—Shares withheld for employee taxes	—	(1.6)	—	—	—	(1.6)	—	(1.6)
—Share-based compensation	—	8.1	—	—	—	8.1	—	8.1
As of April 1, 2023	$2.8	$2,559.9	$—	$(857.0)	$1,509.3	$3,215.0	$338.6	$3,553.6

	Three months ended April 2, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 1, 2022	$2.9	$2,484.1	$—	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4

Net income	—	—	—	—	30.9	30.9	6.4	37.3
Other comprehensive income (loss)	—	—	—	19.8	—	19.8	(7.0)	12.8
Total comprehensive income (loss)	—	—	—	19.8	30.9	50.7	(0.6)	50.1
Other changes in equity:
—Issuance of shares	—	0.2	—	—	—	0.2	—	0.2
—Shares withheld for employee taxes	—	(1.3)	—	—	—	(1.3)	—	(1.3)
—Buy-back of shares	—	—	(121.9)	—	(54.0)	(175.9)	—	(175.9)
—Share-based compensation	—	21.7	—	—	—	21.7	—	21.7
As of April 2, 2022	$2.9	$2,504.7	$(121.9)	$(805.4)	$1,414.8	$2,995.1	$381.1	$3,376.2

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of April 1, 2023 and December 31, 2022 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from January 1, 2023 to April 1, 2023, with comparative information for the 91 day period from January 2, 2022 to April 2, 2022.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of April 1, 2023 and the results of its operations and cash flows for the periods ended April 1, 2023 and April 2, 2022. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 1, 2023, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from those audited financial statements.
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of April 1, 2023, the collection of $99.8 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $108.2 million as of December 31, 2022. During the three months ended April 1, 2023, we incurred costs in respect of this program of $1.4 million, which are recorded under other expenses (income). During the three months ended April 2, 2022 we incurred costs in respect of this program of $0.6 million.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year.
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

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Power Transmission	$548.1	$555.6
Fluid Power	349.6	337.8
Continuing operations	$897.7	$893.4
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.

The following table summarizes our net sales by key geographic region of origin:

	Three months ended April 1, 2023		Three months ended April 2, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$144.8	$181.8	$159.1	$167.5
North America, excluding U.S.	54.8	51.8	49.2	50.9
United Kingdom (“U.K.”)	10.5	20.4	12.0	17.4
EMEA(1), excluding U.K.	167.7	53.9	159.7	55.7
East Asia and India	74.0	19.8	74.4	21.0
Greater China	70.0	11.3	80.0	13.5
South America	26.3	10.6	21.2	11.8
Net sales	$548.1	$349.6	$555.6	$337.8
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Developed	$581.2	$573.1
Emerging	316.5	320.3
Net sales	$897.7	$893.4
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income for the period before net interest and other expense, income taxes, depreciation and amortization.
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
•credit loss related to a customer bankruptcy;
•cybersecurity incident expenses; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.

Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Power Transmission	$107.7	$97.8
Fluid Power	66.8	59.0
Continuing operations	$174.5	$156.8
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net income from continuing operations	$30.9	$37.4
Income tax expense (benefit)	15.3	(2.2)
Income from continuing operations before taxes	46.2	35.2
Interest expense	40.8	32.6
Other expense	0.3	0.6
Operating income from continuing operations	87.3	68.4
Depreciation and amortization	54.5	55.1
Transaction-related expenses (1)	0.2	0.8
Restructuring expenses	5.5	0.5
Share-based compensation expense	9.5	24.1
Inventory impairments and adjustments (2) (included in cost of sales)	0.6	7.6
Severance expenses (included in cost of sales)	0.5	—
Severance expenses (included in SG&A)	0.6	0.3
Credit loss related to customer bankruptcy (included in SG&A) (3)	10.7	—
Cybersecurity incident expenses (4)	5.1	—
Adjusted EBITDA	$174.5	$156.8
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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and have recorded a $10.7 million pre-tax charge to reflect our estimated recovery. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
(4)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
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

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Restructuring expenses:
—Severance expenses	$4.1	$—
—Non-severance labor and benefit expenses	0.3	0.1
—Consulting expenses	0.5	—
—Other net restructuring expenses	0.6	0.4
Total restructuring expenses	$5.5	$0.5

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$0.5	$—
—Severance expenses included in SG&A	0.6	0.3
Total expenses related to other strategic initiatives	$1.1	$0.3
Restructuring and other strategic initiatives during the three months ended April 1, 2023 related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe.
Restructuring and other strategic initiatives during the three months ended April 2, 2022 related primarily to severance and non-severance labor costs and other costs related to facility closures or relocations in several countries.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Power Transmission	$4.7	$0.3
Fluid Power	0.8	0.2
Continuing operations	$5.5	$0.5
The following summarizes the reserve for restructuring expenses for the three months ended April 1, 2023 and April 2, 2022, respectively:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Balance as of the beginning of the period	$7.5	$6.5
Utilized during the period	(6.7)	(2.3)
Charge for the period	5.6	0.5
Released during the period	(0.1)	—
Foreign currency translation	—	(0.2)
Balance as of the end of the period	$6.3	$4.5
Restructuring reserves, which are expected to be utilized during 2023 and 2024, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.

5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 1, 2023, we had an income tax expense of $15.3 million on pre-tax income of $46.2 million, which resulted in an effective tax rate of 33.1%, compared to an income tax benefit of $2.2 million on pre-tax income of $35.2 million, which resulted in an effective tax rate of (6.3)% for the three months ended April 2, 2022.
For the three months ended April 1, 2023, the effective tax rate was driven primarily by discrete tax benefits of $6.4 million, of which $2.6 million related to the impacts of tax law changes primarily in Turkey and Belgium, $1.9 million related to undistributed foreign earnings, and $2.9 million related to other net discrete expenses, partially offset by $1.0 million of net unrecognized tax benefits. For the three months ended April 2, 2022, the effective tax rate was driven primarily by the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by jurisdictional mix of taxable earnings.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended April 1, 2023, that it is more likely than not that deferred tax assets in the U.S. totaling $3.0 million are realizable, which will be recognized during the year through the effective tax rate. As a result of changes in estimates of current year taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.

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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	April 1, 2023	April 2, 2022
Net income attributable to shareholders	$26.4	$30.9

Weighted average number of shares outstanding	283,520,302	290,448,906
Dilutive effect of share-based awards	4,358,113	5,789,306
Diluted weighted average number of shares outstanding	287,878,415	296,238,212

Number of anti-dilutive shares excluded from diluted earnings per share calculation	4,544,378	4,683,085

Basic earnings per share	$0.09	$0.11
Diluted earnings per share	$0.09	$0.10

7. Inventories

(dollars in millions)	As of April 1, 2023	As of December 31, 2022
Raw materials and supplies	$203.0	$195.9
Work in progress	44.4	42.3
Finished goods	411.7	418.0
Total inventories	$659.1	$656.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2022	$1,315.2	$665.9	$1,981.1
Foreign currency translation	17.5	16.8	34.3
As of April 1, 2023	$1,332.7	$682.7	$2,015.4

9. Intangible assets

	As of April 1, 2023			As of December 31, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,992.5	$(1,032.4)	$960.1	$1,973.7	$(993.2)	$980.5
—Technology	90.5	(89.8)	0.7	90.4	(89.6)	0.8
—Capitalized software	108.3	(68.2)	40.1	105.4	(65.7)	39.7
	2,191.3	(1,190.4)	1,000.9	2,169.5	(1,148.5)	1,021.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,704.7	$(1,234.4)	$1,470.3	$2,682.9	$(1,192.5)	$1,490.4
During the three months ended April 1, 2023, the amortization expense recognized in respect of intangible assets was $32.1 million, compared to $33.0 million for the three months ended April 2, 2022. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $9.2 million for the three months ended April 1, 2023, compared to a decrease of $6.5 million for the three months ended April 2, 2022.
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

The period end fair values of derivative financial instruments were as follows:

	As of April 1, 2023					As of December 31, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$7.0	$—	$—	$(55.1)	$(48.1)	$9.3	$—	$—	$(45.2)	$(35.9)
—Interest rate swaps	31.1	22.9	(10.7)	(24.7)	18.6	33.3	32.7	(10.7)	(22.1)	33.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.0	—	(0.9)	—	1.1	2.2	—	(1.4)	—	0.8
	$40.1	$22.9	$(11.6)	$(79.8)	$(28.4)	$44.8	$32.7	$(12.1)	$(67.3)	$(1.9)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. Concurrent with the refinancing transactions described in Note 12, we executed additional cross currency swaps that have been designated as net investment hedges of certain of our European operations, with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. As of April 1, 2023 and December 31, 2022, the aggregated notional principal amount of the cross currency swaps was €756.1 million.
In addition, as of January 1, 2022, we had designated €147.0 million of our Euro-denominated debt as a net investment hedge of certain of our European operations. We subsequently reduced the designated amount to €25.0 million during the second quarter of 2022. On November 16, 2022, we extinguished our Euro-denominated term loan and replaced with new Dollar-denominated term loans, and as a result, the net investment hedging designated on our Euro-denominated debt no longer exists as of April 1, 2023.
The fair value (loss) gain before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net fair value (loss) gain recognized in OCI in relation to:
—Euro-denominated debt	$—	$5.1
—Designated cross currency swaps	(12.2)	5.2
Total net fair value (loss) gain	$(12.2)	$10.3
During the three months ended April 1, 2023, a net gain of $3.0 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $0.6 million during the three months ended April 2, 2022.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both April 1, 2023 and December 31, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. As of April 2, 2022, the notional amount of our interest rate caps outstanding was €425.0 million, covering the period from July 1, 2019 to June 30, 2023. During August 2022, we early terminated our interest rate caps.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Movement recognized in OCI in relation to:
—Fair value (loss) gain on cash flow hedges	$(10.0)	$33.4
—Amortization to net income of prior period fair value losses	4.5	4.4
—Reclassification from OCI to net income	(6.9)	1.1
Total movement	$(12.4)	$38.9
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash, as hedging instruments for the purposes of hedge accounting.
As of April 1, 2023 and December 31, 2022, there were no outstanding currency swaps.
As of April 1, 2023, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $127.4 million, compared to $150.5 million as of December 31, 2022.
The fair value gain recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Fair value gain recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.2	$2.5
Total	$1.2	$2.5

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

The carrying amount and fair value of our debt are set out below:

	As of April 1, 2023		As of December 31, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$27.7	$27.3	$36.6	$36.2
Non-current	2,423.3	2,404.7	2,426.4	2,408.4
	$2,451.0	$2,432.0	$2,463.0	$2,444.6
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a Term SOFR (as defined in the credit agreement) floor of 0.50% on the New Dollar Term Loans, and an Adjusted Term SOFR (defined in the credit agreement as Term SOFR with a credit spread adjustment of 0.10%) floor of 0.75% on the Existing Dollar Term Loans, each as further described in Note 12. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of April 1, 2023
Derivative assets	$—	$63.0	$63.0
Derivative liabilities	$—	$(91.4)	$(91.4)

As of December 31, 2022
Derivative assets	$—	$77.5	$77.5
Derivative liabilities	$—	$(79.4)	$(79.4)
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during either the three months ended April 1, 2023 or the three months ended April 2, 2022.

12. Debt

(dollars in millions)	As of April 1, 2023	As of December 31, 2022
Secured debt:
—Dollar Term Loans	$1,918.5	$1,923.4
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,486.5	2,491.4
Deferred issuance costs	(43.7)	(45.5)
Accrued interest	8.2	17.1
Total carrying value of debt	2,451.0	2,463.0
Debt, current portion	27.7	36.6
Debt, less current portion	$2,423.3	$2,426.4
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
Debt issuances and redemptions
On November 16, 2022, we issued a new $575.0 million tranche of dollar denominated term loans (the “New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility (the “Euro Term Loan”) plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the Existing Dollar Term Loans (as defined below), bearing interest at the borrower’s option at either Term SOFR, subject to a 0.50% per annum Term SOFR floor, plus 3.50% margin per annum, or at the base rate, subject to a 1.50% per annum floor, plus 2.50% per annum. The New Dollar Term Loans require scheduled quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. The New Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within six months following the closing of the amendment. Issuance discount and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loans have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 15 below. During Fiscal 2022, we paid down the borrowings on the asset-backed revolver and have no remaining outstanding balance as of April 1, 2023 and December 31, 2022.
Dollar and Euro Term Loans
Our secured credit facilities consist of two loans (collectively, the “Dollar Term Loans”), one of which was originally drawn on July 3, 2014 and refinanced on February 24, 2021 (the “Existing Dollar Term Loans”), and the New Dollar Term Loans drawn on November 16, 2022 as described above. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, Term SOFR plus an applicable margin. The New Dollar Term Loans mature on November 16, 2029.

The Existing Dollar Term Loans’ interest rate is currently at Adjusted Term SOFR, subject to a floor of 0.75%, plus a margin of 2.50%, and as of April 1, 2023, borrowings under this facility bore interest at a rate of 7.41% per annum. On March 1, 2023, Gates amended the Existing Dollar Term Loans’ reference rate from LIBOR to Term SOFR, with a credit spread adjustment of 0.10%. The Existing Dollar Term Loans interest rate is currently re-set on the last business day of each month based on the election of one month interest periods.
The New Dollar Term Loans’ interest rate is currently at Term SOFR, subject to a floor of 0.50%, plus a margin of 3.50%, and as of April 1, 2023, borrowings under this facility bore interest at a rate of 8.31% per annum. The New Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods.
Both Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the three months ended April 1, 2023, we made amortization payments against the Existing Dollar Term Loans and New Dollar Term Loans of $3.4 million and $1.4 million, respectively. During three months ended April 2, 2022, we made amortization payments against the Existing Dollar Term Loans and the Euro Term Loans of $3.4 million and $1.8 million, respectively.
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
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As of April 2, 2022 a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain were recognized in OCI. As of April 1, 2023, the Euro Term Loan, and the net investment hedging designation on the Euro Term Loan, no longer exist.

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Gain recognized in statement of operations	$—	$14.7
Gain recognized in OCI	—	5.1
Total gain	$—	$19.8
The above net foreign exchange gains recognized in the other expense line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Dollar Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of April 1, 2023, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both April 1, 2023 and December 31, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, Gates amended the secured revolving credit facility reference rate for borrowing in dollars from LIBOR to Term SOFR.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($247.1 million as of April 1, 2023, compared to $214.7 million as of December 31, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding 91 days prior to its maturity). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of April 1, 2023, there were no drawings for cash under this facility. The letters of credit outstanding under this facility were $26.1 million and $25.8 million as of April 1, 2023 and December 31, 2022, respectively.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, Gates amended our revolving credit facility reference rate for borrowing in dollars from LIBOR to Term SOFR.
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

Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended April 1, 2023			Three months ended April 2, 2022
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$0.9	$—	$0.9
Reported outside of operating income:
—Interest cost	6.2	0.4	6.6	4.0	0.3	4.3
—Expected return on plan assets	(6.4)	—	(6.4)	(5.7)	—	(5.7)
—Net amortization of prior period (gains) losses	—	(0.9)	(0.9)	0.3	(0.5)	(0.2)
Net periodic benefit cost	$0.8	$(0.5)	$0.3	$(0.5)	$(0.2)	$(0.7)

Cash Contributions	$2.1	$1.1	$3.2	$2.0	$1.2	$3.2
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expense line in the condensed consolidated statement of operations.
For 2023 as a whole, we expect to contribute approximately $9.2 million to our defined benefit pension plans and approximately $3.2 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended April 1, 2023, we recognized a charge of $9.5 million, compared to $24.1 million in the three months ended April 2, 2022.
Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018. No new awards have been granted under this plan since 2017. The options were split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by our majority owners, who are various investment funds managed by affiliates of Blackstone Inc. (“Blackstone” or our “Sponsor”), at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must have been achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.
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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs issued prior to 2022 provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale. Starting in Fiscal 2022, the terms for PRSUs are identical, except that 75% of the award will generally vest based on the specified Adjusted ROIC achievement and the remaining 25% will generally vest based on Relative TSR goal attainment.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Three months ended April 1, 2023
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,521,173	$6.89
—Tier II	2014 Plan	2,689,551	$6.97
—Tier IV	2014 Plan	2,692,551	$10.46
—SARs	Both plans	683,087	$10.22
—Share options	2018 Plan	2,980,134	$14.86
—Premium-priced options	2018 Plan	835,469	$18.88
		12,401,965	$10.59
Granted during the period:
—SARs	2018 Plan	38,800	$14.04
		38,800	$14.04
Forfeited during the period:
—SARs	2018 Plan	(1,001)	$15.76
—Share options	2018 Plan	(10,275)	$15.00
		(11,276)	$15.07
Expired during the period:
—SARs	Both Plans	(1,666)	$12.60
—Share options	2018 Plan	(49,157)	$15.91
		(50,823)	$15.80
Exercised during the period:
—Tier I	2014 Plan	(513,164)	$6.63
—Tier II	2014 Plan	(397,552)	$6.93
—Tier IV	2014 Plan	(373,794)	$10.04
—Share options	2018 Plan	(113,491)	$12.60
		(1,398,001)	$8.11
Outstanding at the end of the period:
—Tier I	2014 Plan	2,008,009	$6.96
—Tier II	2014 Plan	2,291,999	$6.98
—Tier IV	2014 Plan	2,318,757	$10.53
—SARs	Both plans	719,220	$10.41
—Share options	2018 Plan	2,807,211	$14.93
—Premium-priced options	2018 Plan	835,469	$18.88
		10,980,665	$10.89

Exercisable at the end of the period		10,345,267	$10.54
Vested and expected to vest at the end of the period		10,964,633	$10.89
As of April 1, 2023, the aggregate intrinsic value of options that were exercisable was $41.8 million, and these options had a weighted average remaining contractual term of 3.9 years. As of April 1, 2023, the aggregate intrinsic value of options that were vested or expected to vest was $41.8 million, and these options had a weighted average remaining contractual term of 4.1 years.
As of April 1, 2023, the unrecognized compensation charge relating to the nonvested options was $1.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

During the three months ended April 1, 2023, cash of $11.3 million was received in relation to the exercise of vested options, compared to $0.2 million during the three months ended April 2, 2022. The aggregate intrinsic value of options exercised during the three months ended April 1, 2023 was $4.0 million, compared to $0.1 million during the three months ended April 2, 2022.
Summary of movements in RSUs and PRSUs outstanding

	Three months ended April 1, 2023
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,491,259	$13.72
—PRSUs	1,076,560	$16.53
	4,567,819	$14.38
Granted during the period:
—RSUs	1,185,587	$14.06
—PRSUs	405,954	$15.88
	1,591,541	$14.52
Forfeited during the period:
—RSUs	(118,347)	$13.54
—PRSUs	(197,550)	$14.56
	(315,897)	$14.18
Vested during the period:
—RSUs	(873,535)	$14.45
—PRSUs	(143,044)	14.40
	(1,016,579)	$14.45
Outstanding at the end of the period:
—RSUs	3,684,964	$13.66
—PRSUs	1,141,920	$16.91
	4,826,884	$14.43
As of April 1, 2023, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $33.4 million, which is expected to be recognized over a weighted average period of 2.2 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended April 1, 2023 was $14.7 million, compared to $11.7 million during the three months ended April 2, 2022.

Valuation of awards granted during the period
The grant date fair value of the SARs are measured using a Black-Scholes valuation model. RSUs are valued at the share price on the date of grant. The Relative TSR component of the PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its initial public offering, this volatility has, where necessary, been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	Three months ended
	April 1, 2023	April 2, 2022
Weighted average grant date fair value:
—SARs	$6.71	$6.94
—RSUs	$14.06	$15.76
—PRSUs	$15.88	$17.23

Inputs to the model:
—Expected volatility — SARs	43.4%	43.5%
—Expected volatility — PRSUs	37.7%	49.1%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.13%	1.91%
PRSUs	4.60%	1.72%

15. Equity
Movements in the Company’s number of shares in issue for the three months ended April 1, 2023 and April 2, 2022, respectively, were as follows:

	Three months ended
(number of shares)	April 1, 2023	April 2, 2022
Balance as of the beginning of the period	282,578,917	291,282,137
Exercise of share options	1,398,001	17,828
Vesting of restricted stock units, net of withholding taxes	915,083	744,915
Shares repurchased and cancelled	—	(3,465,917)
Balance as of the end of the period	284,892,001	288,578,963
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

During Fiscal 2022, Gates repurchased a total of 11,465,917 ordinary shares, including the 8,000,000 shares described above, at an aggregate cost of $174.7 million, and incurred an additional $1.2 million of costs related directly to these repurchases. All shares repurchased have been cancelled and the original program expired on December 31, 2022. On April 28, 2023, the Company’s Board of Directors approved another share repurchase program for up to $250 million in authorized share repurchases, which expires in October 2024.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(1.6)	72.4	—	70.8	0.8	71.6
Cash flow hedges movements	—	—	(9.3)	(9.3)	—	(9.3)
Post-retirement benefit movements	(0.7)	—	—	(0.7)	—	(0.7)
Other comprehensive (loss) income	(2.3)	72.4	(9.3)	60.8	0.8	61.6
As of April 1, 2023	$(1.7)	$(877.6)	$22.3	$(857.0)	$(63.8)	$(920.8)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)
Foreign currency translation	(0.3)	(9.0)	—	(9.3)	(7.0)	(16.3)
Cash flow hedges movements	—	—	29.2	29.2	—	29.2
Post-retirement benefit movements	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive (loss) income	(0.4)	(9.0)	29.2	19.8	(7.0)	12.8
As of April 2, 2022	$36.2	$(845.7)	$4.1	$(805.4)	$(30.4)	$(835.8)
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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Purchases	$(5.1)	$(4.0)
Amounts outstanding in respect of these transactions were payables of $1.2 million as of April 1, 2023, compared to payables of $2.4 million as of December 31, 2022. No dividends were received from our equity method investees during the periods presented.

C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Sales	$13.3	$16.9
Purchases	$(4.4)	$(5.5)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of April 1, 2023	As of December 31, 2022
Receivables	$5.3	$4.7
Payables	$(3.2)	$(3.2)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of April 1, 2023, letters of credit totaling $26.1 million were outstanding against the asset-backed revolving facility, compared to $25.8 million as of December 31, 2022. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $9.0 million as of April 1, 2023, compared to $8.7 million as of December 31, 2022.
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
C. Warranties
The following summarizes the movements in the warranty liability for the three months ended April 1, 2023 and April 2, 2022, respectively:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Balance as of the beginning of the period	$17.6	$18.7
Charge for the period	1.9	3.4
Payments made	(2.2)	(2.8)
Released during the period	—	(1.5)
Foreign currency translation	—	(0.1)
Balance as of the end of the period	$17.3	$17.7

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
During the three months ended April 1, 2023, sales into replacement channels accounted for approximately 63% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended April 1, 2023, sales into first-fit channels accounted for approximately 37% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.
During the three months ended April 1, 2023, challenges related to supply chains, logistics, and inflation continued to ease, which improved our productivity and expanded our profitability and margin. We continue to make progress on improving our inventory position and turnover to meet our customer demands. We expect our inventory-focused initiatives, combined with easing of supply chain headwinds, to continue enhancing our working capital use and cash conversion through Fiscal 2023.

Cybersecurity Incident
As previously disclosed, the Company experienced a malware attack in February 2023. We promptly activated our incident response and business continuity plans and our normal global business operations resumed over the course of ten days following the incident. As part of our incident response, we among other things, initiated an investigation, engaged the services of cyber-security experts and outside advisors, and notified appropriate law enforcement authorities. We are engaged in an ongoing process of notifying regulatory agencies and potentially affected individuals, as appropriate, in the relevant geographic locations. While we were able to quickly restore our operations, the incident resulted in some disruption to sales as well as non-recurring costs of $5.1 million during the quarter, some of which may be partially offset by insurance recoveries. We have made and continue to make investments to enhance the protection of our information technology systems.
Russia-Ukraine conflict
The conflict between Russia and Ukraine, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity both in the region and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. Should the conflict continue or escalate, it could have a significant negative effect on our business and results in the future including continued inflationary pressures on raw materials, energy and transportation, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, and heightened cybersecurity threats.
Impact of COVID-19 Pandemic
During March 2022, an increase in COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shutdowns and restrictions in China through most of April and May 2022, and resulted in a modest loss of production, sales and profitability. As the COVID-19 lockdowns began to ease in June 2022, our business in China began to slowly recover, before a rapid rise in infections in China late in 2022 adversely affected customer demand, labor availability, and our profitability. We continue to expect it will take time through the first half of 2023 for our customers and the local supply base in China to operate at more normalized levels. We may experience future production disruptions where plants are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place further constraints on our ability to produce or deliver our products and meet customer demand or increase our costs. We may also continue to experience periods of inconsistency in customer demand as customers address their own supply chain constraints. Throughout the pandemic, we have maintained our ability to respond to changes in demand and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to evolve.

Results for the three months ended April 1, 2023 compared to the results for the three months ended April 2, 2022
Summary Gates Performance

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net sales	$897.7	$893.4
Cost of sales	572.6	588.5
Gross profit	325.1	304.9
Selling, general and administrative expenses	232.1	235.2
Transaction-related expenses	0.2	0.8
Restructuring expenses	5.5	0.5
Operating income from continuing operations	87.3	68.4
Interest expense	40.8	32.6
Other expense	0.3	0.6
Income from continuing operations before taxes	46.2	35.2
Income tax expense (benefit)	15.3	(2.2)
Net income from continuing operations	$30.9	$37.4

Operating income from continuing operations margin	9.7%	7.7%
Adjusted EBITDA(1)	$174.5	$156.8
Adjusted EBITDA margin	19.4%	17.6%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended April 1, 2023 were $897.7 million, compared to $893.4 million during the prior year period, an increase of 0.5%, or $4.3 million. Our net sales for the three months ended April 1, 2023 were adversely impacted by movements in average currency exchange rates of $31.1 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, primarily the Euro and Chinese Renminbi. Excluding this impact, core sales increased by $35.4 million, or 4.0%, during the three months ended April 1, 2023 compared to the prior year period, driven primarily by a $65.9 million benefit from favorable pricing, partially offset by the impact of lower volumes.
Core sales in our Power Transmission and Fluid Power businesses increased by 3.2% and 5.2%, respectively, for the three months ended April 1, 2023 compared to the prior year period. These increases were driven primarily by an increase in sales to customers in our automotive channels, which were 6.6% higher compared with the prior year period. Automotive replacement sales and automotive first-fit sales grew by 6.4% and 7.1%, respectively, during the three months ended April 1, 2023 compared to the prior year period. The majority of this sales growth in the automotive channel was focused in EMEA and North America, which grew by 13.8% and 3.6%, respectively. Sales from industrial channels also increased by 1.9% during the three months ended April 1, 2023 compared to the prior year period, which was primarily driven by the off-highway and energy end markets. The industrial end market growth was primarily from EMEA and partially offset by a 3.2% decline from Greater China compared to the prior year period, as a result of the COVID-related production and supply challenges described previously, for the three months ended April 1, 2023.
Cost of sales
Cost of sales for the three months ended April 1, 2023 was $572.6 million, compared to $588.5 million for the prior year period, a decrease of 2.7%, or $15.9 million. The decrease is primarily attributable to favorable movements in average currency exchange rates of $24.4 million and lower inbound freight costs of $10.6 million for the three months ended April 1, 2023, compared to the prior period. These decreases were partially offset by higher material and utility costs due to inflation, and an increase of in cost of sales as a result of lower absorption of fixed costs, which was partially offset by lower volumes.

Gross profit
As a result of the factors described above, gross profit for the three months ended April 1, 2023 was $325.1 million, compared to $304.9 million for the prior year period, an increase of 6.6% or $20.2 million. Our gross profit margin improved by 210 basis points to 36.2% for the three months ended April 1, 2023, up from 34.1% for the prior year period.
Selling, general and administrative expenses
SG&A expenses for the three months ended April 1, 2023 were $232.1 million compared to $235.2 million for the prior year period. This decrease of $3.1 million was driven primarily by lower stock compensation costs of $14.6 million, largely due to the vesting of certain pre-IPO options in the prior year period as discussed further in Note 14 to the condensed consolidated financial statements included elsewhere in this report, partially offset by a $10.7 million charge to reflect an estimated credit loss due to a recent customer bankruptcy as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Transaction-related expenses
Transaction-related expenses for the three months ended April 1, 2023 were $0.2 million compared to $0.8 million for the prior year period. The decrease in expenses for the three months ended April 1, 2023 related primarily to the secondary offering completed in the prior year period.
Restructuring expenses
Restructuring expenses of $5.5 million were incurred during the three months ended April 1, 2023, related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe.
Restructuring expenses of $0.5 million were recognized during the prior year period, related primarily to severance and non-severance labor costs and other costs related to facility closures or relocations in several countries.
Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Debt:
Dollar Term Loans	$29.5	$15.7
Euro Term Loan	—	5.3
Dollar Senior Notes	9.0	8.9
	38.5	29.9
Amortization of deferred issuance costs	2.2	1.9
Other interest expense	0.1	0.8
	$40.8	$32.6
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended April 1, 2023 increased when compared to the equivalent prior year period, primarily due to the higher interest rates applicable on the floating rate Dollar Term Loans, including the New Dollar Term Loans bearing interest rate at Term SOFR plus an applicable margin, partially offset by the impact of derivatives.

Other expense
Our other expenses were as follows:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Interest income on bank deposits	$(2.0)	$(0.8)
Foreign currency loss on net debt and hedging instruments	1.6	2.5
Net adjustments related to post-retirement benefits	(0.7)	(1.6)
Other	1.4	0.5
	$0.3	$0.6
Other expenses for the three months ended April 1, 2023 were $0.3 million, compared to $0.6 million in the prior year period. This change was driven primarily by the impact of higher interest income on bank deposits compared to the prior year period due to higher interest rates, and net movements in foreign currency exchange rates on net debt and hedging instruments. The decrease is partially offset by higher costs incurred in relation to our trade accounts receivable factoring program due to an increase in the discount rate, as well as lower expected returns on post-retirement benefit plan assets based on the most recent actuarial valuations.
Income tax expense (benefit)
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended April 1, 2023, we had an income tax expense of $15.3 million on pre-tax income of $46.2 million, which resulted in an effective tax rate of 33.1%, compared to an income tax benefit of $2.2 million on pre-tax income of $35.2 million, which resulted in an effective tax rate of (6.3)% for the three months ended April 2, 2022.
For the three months ended April 1, 2023 the effective tax rate was driven primarily by discrete tax benefits of $6.4 million, of which $2.6 million related to the impacts of tax law changes primarily in Turkey and Belgium, $1.9 million related to undistributed foreign earnings, and $2.9 million related to other net discrete expenses, partially offset by $1.0 million of net unrecognized tax benefits. For the three months ended April 2, 2022, the effective tax rate was driven primarily by the partial valuation allowance release on deferred tax assets for U.S. foreign tax credits, offset partially by jurisdictional mix of taxable earnings.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended April 1, 2023, that it is more likely than not that deferred tax assets in the U.S. totaling $3.0 million are realizable, which will be recognized during the year through the effective tax rate. As a result of changes in estimates of current year taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.

Adjusted EBITDA
Adjusted EBITDA for the three months ended April 1, 2023 was $174.5 million, compared to $156.8 million for the prior year period, an increase of 11.3% or $17.7 million. Adjusted EBITDA margin was 19.4% for the three months ended April 1, 2023, a 180 basis point improvement from the prior year period margin of 17.6%. The increase in Adjusted EBITDA was driven primarily by an increase in gross profit of $20.2 million, which was largely the result of favorable pricing, partially offset by higher inflation and lower absorption of fixed costs described above.
For a reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.1% of Gates’ net sales for the three months ended April 1, 2023)

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022	Period over Period Change
Net sales	$548.1	$555.6	(1.3%)
Adjusted EBITDA	$107.7	$97.8	10.1%
Adjusted EBITDA margin	19.6%	17.6%
Net sales in Power Transmission for the three months ended April 1, 2023 decreased by 1.3%, or $7.5 million, compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $25.4 million, core sales increased by 3.2%, or $17.9 million, compared to the prior year period, driven primarily by a $37.8 million benefit from favorable pricing, partially offset by the impact of lower volumes.
Power Transmission’s core sales growth was driven primarily by higher sales to customers in our automotive channels, which grew by 7.0% during the three months ended April 1, 2023 compared to the prior year period, particularly in EMEA where automotive replacement and first-fit sales grew by 14.8% and 12.6%, respectively. Industrial channel sales declined by 2.3% globally compared to the prior year period, driven primarily by North America with declines across most industrial end markets. Off-highway and personal mobility end markets continued strong performance during the three months ended April 1, 2023, with core sales growth of 16.2% and 15.1%, respectively, compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended April 1, 2023 increased by 10.1%, or $9.9 million, compared to the prior period. This increase was driven primarily by a combination of favorable pricing of $37.8 million, partially offset by lower absorption of fixed costs and higher inflation. As a result, Adjusted EBITDA margin for the three months ended April 1, 2023 was 19.6%, a 200 basis point increase from the prior year period Adjusted EBITDA margin of 17.6%.
Fluid Power (38.9% of Gates’ net sales for the three months ended April 1, 2023)

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022	Period over Period Change
Net sales	$349.6	$337.8	3.5%
Adjusted EBITDA	$66.8	$59.0	13.2%
Adjusted EBITDA margin	19.1%	17.5%
Net sales in Fluid Power for the three months ended April 1, 2023 increased by 3.5%, or $11.8 million compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $5.7 million, core sales increased by 5.2%, or $17.5 million, compared to the prior year period, driven primarily by a $28.1 million benefit from favorable pricing, partially offset by the impact of lower volumes.

Fluid Power’s core sales increase in the three months ended April 1, 2023 was driven primarily by growth in sales to our industrial customers. Sales to our industrial first-fit and replacement customers grew by 8.3% and 3.0%, respectively, compared to the prior year period, predominately from North America and EMEA. Industrial sales to off-highway and energy end markets drove the majority of this growth, increasing globally by 6.5% and 15.8%, respectively, during the three months ended April 1, 2023 compared to the prior year period. This growth was partially offset by a decrease of 3.4% in sales from diversified industrial end market compared to the prior year period.
Fluid Power Adjusted EBITDA for the three months ended April 1, 2023 increased by 13.2%, or $7.8 million, compared to the prior year period. The increase in Adjusted EBITDA was driven primarily by a combination of favorable pricing of $28.1 million, partially offset by lower absorption of fixed costs and higher inflation. The Adjusted EBITDA margin consequently increased by 160 basis points compared to the prior year period.
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
Cash Flow
Three months ended April 1, 2023 compared to the three months ended April 2, 2022
Cash provided by operating activities was $52.5 million during the three months ended April 1, 2023 compared to cash used in operating activities of $105.4 million during the prior year period, driven primarily by a decrease of $91.0 million in trade working capital movement, combined with improved operating performance in the current year, an improvement in value-added tax recoveries compared to the prior year period, and a decrease of $2.3 million in income taxes paid, partially offset by $8.3 million in higher cash paid for interest in the current year period.
Net cash used in investing activities during the three months ended April 1, 2023 was $29.9 million, compared to $25.0 million in the prior year period. The increase of cash used in investing activities was primarily driven by an $8.2 million increase of net cash paid under corporate-owned life insurance policies, partially offset by decreased capital expenditures of $3.4 million.

Net cash used in financing activities was $2.1 million during three months ended April 1, 2023, compared to $115.8 million in the prior year period. Current year outflows were primarily related to required payments related to debt facilities and derivatives, partially offset by $11.3 million of proceeds from stock option exercises. The cash outflow in the prior year was driven primarily by the $175.2 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 15 to the condensed consolidated financial statements included elsewhere in this report. The prior year cash outflow was partially offset by proceeds from debt facilities due to the drawing of $70.0 million under our asset-backed revolving credit facility.
Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of April 1, 2023	As of December 31, 2022	As of April 1, 2023	As of December 31, 2022
Debt:
—Secured
Dollar Term Loans	$1,879.8	$1,883.3	$1,918.5	$1,923.4
—Unsecured
Dollar Senior Notes	571.2	579.7	568.0	568.0
	$2,451.0	$2,463.0	$2,486.5	$2,491.4
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Debt drawings and redemptions
On November 16, 2022, we issued a new $575.0 million tranche of dollar denominated term loans (the “New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility (the “Euro Term Loan”) plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the dollar denominated term loans drawn on July 3, 2014 and refinanced on February 24, 2021 (the “Existing Dollar Term Loans”), bearing interest at the borrower’s option at either Term SOFR, subject to a 0.50% per annum Term SOFR floor, plus 3.50% margin per annum, or at the base rate, subject to a 1.50% per annum floor, plus 2.50% per annum. The New Dollar Term Loans require scheduled quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. The New Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within six months following the closing of the amendment. Issuance discount and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loans have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).
During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 15 to the condensed consolidated financial statements included elsewhere in this report. During Fiscal 2022, we paid down the borrowings on the asset-backed revolver and have no remaining outstanding balance as of April 1, 2023 and December 31, 2022.
Dollar Term Loan credit agreement amendments
On March 1, 2023, we amended the Existing Dollar Term Loans, revolving credit facility and asset-backed revolver, which bore interests at LIBOR plus an applicable margin. The amendments modified the reference rates for borrowings in dollar from LIBOR to Term SOFR or Adjusted Term SOFR, as applicable. For further information on the facilities, see Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.

On November 16, 2022, we amended the credit agreement governing our term loan facilities to pay off and replace our Euro Term Loan with a new class of $575.0 million of New Dollar Term Loans as described above.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended April 1, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 72% of our net sales and 69% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of April 1, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 63% of our total assets and approximately 25% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2023, our Net Debt decreased by $21.4 million from $1,913.0 million as of December 31, 2022 to $1,891.6 million as of April 1, 2023. Net Debt was impacted adversely by $4.1 million due to movements in currency exchange rates. Excluding this impact, Net Debt decreased by $25.5 million, which was driven primarily by cash provided by operating activities of $52.5 million and partially offset by $14.6 million of capital expenditures during the three months ended April 1, 2023.
Borrowing Headroom
As of April 1, 2023, our asset-backed revolving credit facility had a borrowing base of $247.1 million, being the maximum amount we can draw down based on the current value of the secured assets. As of April 1, 2023, there were letters of credit outstanding against the facility amounting to $26.1 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million, with no amounts drawn as of April 1, 2023.
In total, our committed borrowing headroom was $471.0 million, in addition to cash balances of $594.9 million.
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
•credit loss related to a customer bankruptcy;
•cybersecurity incident expenses; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the underlying performance of our businesses. During the periods presented, we excluded restructuring expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; expenses related to a malware attack that occurred in February 2023; and changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual cost changes or timing of those changes as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net income from continuing operations	$30.9	$37.4
Income tax expense (benefit)	15.3	(2.2)
Net interest and other expenses	41.1	33.2
Depreciation and amortization	54.5	55.1
EBITDA	141.8	123.5
Transaction-related expenses (1)	0.2	0.8
Restructuring expenses	5.5	0.5
Share-based compensation expense	9.5	24.1
Inventory impairments and adjustments (2) (included in cost of sales)	0.6	7.6
Severance expenses (included in cost of sales)	0.5	—
Severance expenses (included in SG&A)	0.6	0.3
Credit loss related to customer bankruptcy (included in SG&A) (3)	10.7	—
Cybersecurity incident expenses (4)	5.1	—
Adjusted EBITDA	$174.5	$156.8

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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and have recorded a $10.7 million pre-tax charge to reflect our estimated recovery. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
(4)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended
(dollars in millions)	April 1, 2023	April 2, 2022
Net sales	$897.7	$893.4
Adjusted EBITDA	$174.5	$156.8
Adjusted EBITDA margin	19.4%	17.6%
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

	Three months ended April 1, 2023
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended April 1, 2023	$548.1	$349.6	$897.7
Impact on net sales of movements in currency rates	25.4	5.7	31.1
Core revenue for the three months ended April 1, 2023	$573.5	$355.3	$928.8

Net sales for the three months ended April 2, 2022	555.6	337.8	893.4
Increase in net sales on a core basis (core revenue)	$17.9	$17.5	$35.4

Core revenue growth	3.2%	5.2%	4.0%
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
Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net Debt was as follows:

(dollars in millions)	As of April 1, 2023	As of December 31, 2022
Principal amount of debt	$2,486.5	$2,491.4
Less: Cash and cash equivalents	(594.9)	(578.4)
Net Debt	$1,891.6	$1,913.0
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of April 1, 2023	As of December 31, 2022
Principal amount of debt	$2,486.5	$2,491.4
Accrued interest	8.2	17.1
Deferred issuance costs	(43.7)	(45.5)
Carrying amount of debt	$2,451.0	$2,463.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $8.8 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $119.3 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of April 1, 2023 (compared to a payable of $117.3 million due to Gates Global LLC and its subsidiaries as of December 31, 2022) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $34.9 million and $6.4 million as of April 1, 2023 and December 31, 2022, respectively.
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
Please refer to “Critical Accounting Estimates and Judgments” described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC, from which there have been no material changes.

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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of April 1, 2023, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 5. Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Atlantia S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2
Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019 (incorporated by reference from Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.1
Amendment No. 7, dated as of March 1, 2023, to the Credit Agreement dated as of July 3, 2014 (as amended by Amendment No. 1 thereto, dated as of April 7, 2017, Amendment No. 2 thereto, dated as of November 22, 2017, Amendment No. 3 thereto, dated as of January 24, 2018, Amendment No. 4 thereto, dated as of February 24, 2021, Amendment No. 5 thereto, dated as of November 18, 2021, and Amendment No. 6 thereto, dated as of November 16, 2022) among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto.*

10.2
Amendment No. 1, dated as of March 1, 2023, to the Second Amended and Restated Credit Agreement, dated as of November 18, 2021, among the U.S. Borrower, the Canadian Borrower, the other guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent and the other parties and lenders party thereto.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Section 13(r) Disclosure*
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended April 1, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended April 1, 2023 and April 2, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2023 and April 2, 2022, (iii) Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2023 and April 2, 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended April 1, 2023 and April 2, 2022, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: May 4, 2023