Form 10-Q
period 2023-09-30
Gates Industrial Corp plc
filed 2023-11-03
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 31, 2023, there were 264,108,781 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement products; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; evolving corporate governance and public disclosure regulations and expectations could expose us to numerous risks; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage, including interest rate risk; and the significant influence of our Sponsor (as defined herein) over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:
•“Gates,” the “Company,” “we,” “us” and “our” refer to Gates Industrial Corporation plc and its consolidated subsidiaries; and
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which together own approximately 43.0% of our outstanding ordinary shares as of September 30, 2023.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$872.9	$860.7	$2,706.9	$2,660.9
Cost of sales	529.5	551.2	1,685.7	1,720.3
Gross profit	343.4	309.5	1,021.2	940.6
Selling, general and administrative expenses	213.4	199.7	666.2	644.0
Transaction-related expenses	1.3	0.7	2.1	2.0
Asset impairments	0.1	0.5	0.1	1.1
Restructuring expenses	2.6	4.7	10.3	8.4
Other operating expense	0.1	0.1	0.2	0.2
Operating income from continuing operations	125.9	103.8	342.3	284.9
Interest expense	39.5	33.3	124.8	98.9
Other (income) expense	(0.2)	3.1	3.8	11.8
Income from continuing operations before taxes	86.6	67.4	213.7	174.2
Income tax expense	1.0	11.4	25.9	21.5
Net income from continuing operations	85.6	56.0	187.8	152.7
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0, and $0	0.1	—	0.5	0.3
Net income	85.5	56.0	187.3	152.4
Less: non-controlling interests	6.8	4.1	17.3	16.5
Net income attributable to shareholders	$78.7	$51.9	$170.0	$135.9

Earnings per share
Basic
Earnings per share from continuing operations	$0.30	$0.18	$0.62	$0.48
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.30	$0.18	$0.62	$0.48

Diluted
Earnings per share from continuing operations	$0.29	$0.18	$0.61	$0.47
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.29	$0.18	$0.61	$0.47
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$85.5	$56.0	$187.3	$152.4
Other comprehensive (loss) income
Foreign currency translation:
—Net translation loss on foreign operations, net of tax benefit (expense), respectively, of $4.0, $0.2, $1.8 and $(0.8)	(87.7)	(149.6)	(5.4)	(341.4)
—Gain on net investment hedges, net of tax (expense) benefit, respectively, of $(3.7), $(0.1), $0.1 and $0.8	20.2	16.7	1.9	49.8
Total foreign currency translation movements	(67.5)	(132.9)	(3.5)	(291.6)
Cash flow hedges (interest rate derivatives):
— Gain arising in the period, net of tax expense, respectively, of $(2.9), $(6.8), $(6.3) and $(15.6)	8.5	20.1	18.7	46.9
—Reclassification to net income, net of tax benefit (expense), respectively, of $2.2, $(0.7), $3.8 and $(3.5)	(6.7)	2.3	(11.3)	10.5
Total cash flow hedges movements	1.8	22.4	7.4	57.4
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.3, $0.1, $0.7 and $0.2	(0.6)	(0.1)	(1.9)	(0.5)
Total post-retirement benefits movements	(0.6)	(0.1)	(1.9)	(0.5)
Other comprehensive (loss) income	(66.3)	(110.6)	2.0	(234.7)
Comprehensive income (loss) for the period	$19.2	$(54.6)	$189.3	$(82.3)

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$18.3	$(31.1)	$201.9	$(36.4)
—Loss arising from discontinued operations	(0.1)	—	(0.5)	(0.3)
	18.2	(31.1)	201.4	(36.7)
Comprehensive income (loss) attributable to non-controlling interests	1.0	(23.5)	(12.1)	(45.6)
	$19.2	$(54.6)	$189.3	$(82.3)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$556.8	$578.4
Trade accounts receivable, net	821.9	808.6
Inventories	646.1	656.2
Taxes receivable	50.0	13.0
Prepaid expenses and other assets	243.1	221.2
Total current assets	2,317.9	2,277.4
Non-current assets
Property, plant and equipment, net	615.7	637.5
Goodwill	1,984.3	1,981.1
Pension surplus	9.8	10.1
Intangible assets, net	1,399.6	1,490.4
Right-of-use assets	121.3	132.2
Taxes receivable	15.1	15.1
Deferred income taxes	607.8	600.3
Other non-current assets	37.8	47.5
Total assets	$7,109.3	$7,191.6
Liabilities and equity
Current liabilities
Debt, current portion	$27.7	$36.6
Trade accounts payable	441.1	469.6
Taxes payable	68.3	23.5
Accrued expenses and other current liabilities	243.3	222.6
Total current liabilities	780.4	752.3
Non-current liabilities
Debt, less current portion	2,417.7	2,426.4
Post-retirement benefit obligations	72.3	76.2
Lease liabilities	111.9	121.9
Taxes payable	65.0	79.5
Deferred income taxes	165.5	192.0
Other non-current liabilities	84.2	99.7
Total liabilities	3,697.0	3,748.0
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 264,094,061 (December 31, 2022: authorized shares: 3,000,000,000; outstanding shares: 282,578,917)	2.6	2.8
—Additional paid-in capital	2,575.7	2,542.1
—Accumulated other comprehensive loss	(886.4)	(917.8)
—Retained earnings	1,399.3	1,482.9
Total shareholders’ equity	3,091.2	3,110.0
Non-controlling interests	321.1	333.6
Total equity	3,412.3	3,443.6
Total liabilities and equity	$7,109.3	$7,191.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022
Cash flows from operating activities
Net income	$187.3	$152.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162.5	164.1
Foreign exchange and other non-cash financing expenses	33.8	31.0
Share-based compensation expense	19.6	34.8
Decrease in post-employment benefit obligations, net	(7.0)	(11.5)
Deferred income taxes	(39.2)	(53.2)
Asset impairments	0.1	1.4
Other operating activities	4.0	4.7
Changes in operating assets and liabilities:
—Change in accounts receivable	(22.9)	(147.2)
—Change in inventories	12.0	(50.8)
—Change in accounts payable	(24.4)	(17.3)
—Change in prepaid expenses and other assets	12.8	(15.6)
—Change in taxes payable	(5.8)	(23.0)
—Change in other liabilities	(41.1)	(51.0)
Net cash provided by operating activities	291.7	18.8
Cash flows from investing activities
Purchases of property, plant and equipment	(39.6)	(59.0)
Purchases of intangible assets	(7.6)	(6.7)
Cash paid under corporate-owned life insurance policies	(18.2)	(11.6)
Cash received under corporate-owned life insurance policies	6.6	4.6
Proceeds from the sale of property, plant and equipment	0.8	—
Other investing activities	—	1.2
Net cash used in investing activities	(58.0)	(71.5)
Cash flows from financing activities
Issuance of shares	17.5	15.1
Buy-back of shares	(251.7)	(175.8)
Proceeds from long-term debt	100.0	70.0
Payments of long-term debt	(114.7)	(45.5)
Debt issuance costs paid	(0.4)	(0.3)
Dividends paid to non-controlling interests	(0.5)	(28.7)
Other financing activities	8.1	(11.8)
Net cash used in financing activities	(241.7)	(177.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13.3)	(32.8)
Net decrease in cash and cash equivalents and restricted cash	(21.3)	(262.5)
Cash and cash equivalents and restricted cash at the beginning of the period	581.4	660.9
Cash and cash equivalents and restricted cash at the end of the period	$560.1	$398.4
Supplemental schedule of cash flow information
Interest paid	$125.8	$95.2
Income taxes paid	$70.9	$97.7
Accrued capital expenditures	$1.4	$1.9
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 30, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 1, 2023	$2.6	$2,573.1	$(825.9)	$1,320.6	$3,070.4	$320.6	$3,391.0

Net income	—	—	—	78.7	78.7	6.8	85.5
Other comprehensive loss	—	—	(60.5)	—	(60.5)	(5.8)	(66.3)
Total comprehensive (loss) income	—	—	(60.5)	78.7	18.2	1.0	19.2
Other changes in equity:
—Issuance of shares	—	0.1	—	—	0.1	—	0.1
—Shares withheld for employee taxes	—	(1.5)	—	—	(1.5)	—	(1.5)
—Share-based compensation	—	4.0	—	—	4.0	—	4.0
—Dividends paid to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
As of September 30, 2023	$2.6	$2,575.7	$(886.4)	$1,399.3	$3,091.2	$321.1	$3,412.3

	Three months ended October 1, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 2, 2022	$2.8	$2,524.1	$(914.8)	$1,346.1	$2,958.2	$345.1	$3,303.3

Net income	—	—	—	51.9	51.9	4.1	56.0
Other comprehensive loss	—	—	(83.0)	—	(83.0)	(27.6)	(110.6)
Total comprehensive (loss) income	—	—	(83.0)	51.9	(31.1)	(23.5)	(54.6)
Other changes in equity:
—Issuance of shares	—	1.2	—	—	1.2	—	1.2
—Shares withheld for employee taxes	—	(0.1)	—	—	(0.1)	—	(0.1)
—Share-based compensation	—	7.8	—	—	7.8	0.1	7.9
—Dividends paid to non-controlling interests	—	—	—	—	—	(14.2)	(14.2)
As of October 1, 2022	$2.8	$2,533.0	$(997.8)	$1,398.0	$2,936.0	$307.5	$3,243.5

	Nine months ended September 30, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6

Net income	—	—	—	170.0	170.0	17.3	187.3
Other comprehensive income (loss)	—	—	31.4	—	31.4	(29.4)	2.0
Total comprehensive income (loss)	—	—	31.4	170.0	201.4	(12.1)	189.3
Other changes in equity:
—Issuance of shares	—	17.5	—	—	17.5	—	17.5
—Shares withheld for employee taxes	—	(3.2)	—	—	(3.2)	—	(3.2)
—Buy-back and cancellation of shares	(0.2)	—	—	(253.6)	(253.8)	—	(253.8)
—Share-based compensation	—	19.3	—	—	19.3	0.1	19.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
As of September 30, 2023	$2.6	$2,575.7	$(886.4)	$1,399.3	$3,091.2	$321.1	$3,412.3

	Nine months ended October 1, 2022

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of January 1, 2022	$2.9	$2,484.1	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4

Net income	—	—	—	135.9	135.9	16.5	152.4
Other comprehensive loss	—	—	(172.6)	—	(172.6)	(62.1)	(234.7)
Total comprehensive (loss) income	—	—	(172.6)	135.9	(36.7)	(45.6)	(82.3)
Other changes in equity:
—Issuance of shares	—	15.1	—	—	15.1	—	15.1
—Shares withheld for employee taxes	—	(1.4)	—	—	(1.4)	—	(1.4)
—Buy-back and cancellation of shares	(0.1)	—	—	(175.8)	(175.9)	—	(175.9)
—Share-based compensation	—	35.2	—	—	35.2	0.1	35.3
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.7)	(28.7)
As of October 1, 2022	$2.8	$2,533.0	$(997.8)	$1,398.0	$2,936.0	$307.5	$3,243.5

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from July 2, 2023 to September 30, 2023, with comparative information for the 91-day period from July 3, 2022 to October 1, 2022 and for the 273-day period from January 1, 2023 to September 30, 2023, with comparative information for the 273-day period from January 2, 2022 to October 1, 2022.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of its operations and cash flows for the periods ended September 30, 2023 and October 1, 2022. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of September 30, 2023, the collection of $85.9 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $108.2 million as of December 31, 2022. During the three and nine months ended September 30, 2023, we incurred costs in respect of this program of $2.1 million and $5.1 million, respectively, which are recorded under other (income) expense. During the three and nine months ended October 1, 2022, we incurred costs in respect of this program of $1.5 million and $2.9 million, respectively.

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

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Power Transmission	$536.4	$522.5	$1,658.4	$1,621.1
Fluid Power	336.5	338.2	1,048.5	1,039.8
Continuing operations	$872.9	$860.7	$2,706.9	$2,660.9
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.

The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	September 30, 2023		October 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$150.3	$179.3	$150.2	$189.6
North America, excluding U.S.	60.7	55.3	52.6	52.9
United Kingdom (“U.K.”)	10.0	14.8	11.4	15.7
EMEA(1), excluding U.K.	145.4	50.9	132.8	40.9
East Asia and India	69.8	19.4	70.6	17.2
Greater China	72.0	5.8	81.4	8.7
South America	28.2	11.0	23.5	13.2
Net sales	$536.4	$336.5	$522.5	$338.2

	Nine months ended
	September 30, 2023		October 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$450.7	$552.2	$476.0	$553.3
North America, excluding U.S.	172.0	163.0	153.8	157.8
U.K.	34.3	54.9	34.1	50.0
EMEA(1), excluding U.K.	481.5	158.9	444.4	150.2
East Asia and India	214.5	59.4	218.9	57.2
Greater China	222.4	27.6	226.2	33.2
South America	83.0	32.5	67.7	38.1
Net sales	$1,658.4	$1,048.5	$1,621.1	$1,039.8
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Developed	$570.0	$555.9	$1,784.1	$1,716.1
Emerging	302.9	304.8	922.8	944.8
Net sales	$872.9	$860.7	$2,706.9	$2,660.9
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
•    cybersecurity incident expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Power Transmission	$116.5	$101.9	$343.2	$302.1
Fluid Power	72.9	75.8	218.0	212.5
Continuing operations	$189.4	$177.7	$561.2	$514.6
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income from continuing operations	$85.6	$56.0	$187.8	$152.7
Income tax expense	1.0	11.4	25.9	21.5
Income from continuing operations before taxes	86.6	67.4	213.7	174.2
Interest expense	39.5	33.3	124.8	98.9
Other (income) expense	(0.2)	3.1	3.8	11.8
Operating income from continuing operations	125.9	103.8	342.3	284.9
Depreciation and amortization	54.0	53.2	162.5	164.1
Transaction-related expenses (1)	1.3	0.7	2.1	2.0
Asset impairments	0.1	0.5	0.1	1.1
Restructuring expenses	2.6	4.7	10.3	8.4
Share-based compensation expense	3.3	7.2	19.6	34.8
Inventory impairments and adjustments (2) (included in cost of sales)	2.2	7.5	6.3	18.7
Severance expenses (included in cost of sales)	(0.1)	—	0.4	—
Severance expenses (included in SG&A)	—	—	0.9	0.4
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	—	11.4	—
Cybersecurity incident expenses (4)	—	—	5.1	—
Other items not directly related to current operations	0.1	0.1	0.2	0.2
Adjusted EBITDA	$189.4	$177.7	$561.2	$514.6
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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded a $11.4 million pre-tax charge during the nine months ended September 30, 2023 to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.

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

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Restructuring expenses:
—Severance expenses	$—	$2.6	$4.4	$4.9
—Non-severance labor and benefit expenses	0.3	0.3	1.1	0.5
—Consulting expenses	0.8	0.7	1.7	1.1
—Other net restructuring expenses	1.5	1.1	3.1	1.9
	2.6	4.7	10.3	8.4
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	0.1	0.5	0.1	1.1

Restructuring expenses in cost of sales:
—Impairment of inventory	0.1	—	0.1	0.3
Total restructuring expenses	$2.8	$5.2	$10.5	$9.8

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	(0.1)	—	0.4	—
—Severance expenses included in SG&A	—	—	0.9	0.4
Total expenses related to other strategic initiatives	$(0.1)	$—	$1.3	$0.4
Restructuring and other strategic initiatives during the three and nine months ended September 30, 2023 related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe. During the three months ended September 30, 2023, we also incurred additional non-severance labor and benefit costs of $0.3 million related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs incurred during the three months ended September 30, 2023 related to legal and consulting expenses, as well as costs associated with prior period facility closures or relocations in several countries.
Restructuring and other strategic initiatives during the three and nine months ended October 1, 2022 related primarily to our ongoing European reorganization, including $2.2 million of labor and severance costs related to relocating certain production activities within Europe during the three months ended October 1, 2022, in addition to severance costs of $2.3 million during the nine months ended October 1, 2022 related to relocation and integration of certain support functions into our regional shared service center. We also incurred $1.4 million and $2.7 million of costs, respectively, during the three and nine months ended October 1, 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $0.3 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments) for the nine months ended October 1, 2022 . Other restructuring costs incurred during the period related to non-severance and other labor and benefit costs, prior period facility closures or relocations in several countries.

Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Power Transmission	$1.5	$2.1	$7.2	$5.5
Fluid Power	1.3	3.1	3.3	4.3
Continuing operations	$2.8	$5.2	$10.5	$9.8
The following summarizes the reserve for restructuring expenses for the nine months ended September 30, 2023 and October 1, 2022, respectively:

	Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022
Balance as of the beginning of the period	$7.5	$6.5
Utilized during the period	(11.1)	(8.0)
Charge for the period	10.5	8.5
Released during the period	(0.2)	(0.1)
Foreign currency translation	(0.1)	(0.9)
Balance as of the end of the period	$6.6	$6.0
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
For the three months ended September 30, 2023, we had income tax expense of $1.0 million on pre-tax income of $86.6 million, which resulted in an effective tax rate of 1.2%, compared to an income tax expense of $11.4 million on pre-tax income of $67.4 million, which resulted in an effective tax rate of 16.9% for the three months ended October 1, 2022.
For the three months ended September 30, 2023, the effective tax rate was driven primarily by discrete tax benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures offset by $1.9 million of other discrete expenses. For the three months ended October 1, 2022, the effective tax rate was driven primarily by a discrete tax benefit of $3.5 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by $2.6 million of other discrete expenses.
For the nine months ended September 30, 2023, we had an income tax expense of $25.9 million on pre-tax income of $213.7 million, which resulted in an effective tax rate of 12.1%, compared to an income tax expense of $21.5 million on pre-tax income of $174.2 million, which resulted in an effective tax rate of 12.3% for the nine months ended October 1, 2022.
For the nine months ended September 30, 2023, the effective tax rate was driven primarily by discrete benefits of $12.9 million related to unrecognized tax benefits due to audit closures. For the nine months ended October 1, 2022, the effective tax rate was driven primarily by discrete benefits of $15.2 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended September 30, 2023, that it is more likely than not that deferred tax assets in the U.S. totaling $2.4 million are realizable, none of which was discrete. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income attributable to shareholders	$78.7	$51.9	$170.0	$135.9

Weighted average number of shares outstanding	263,984,434	282,332,159	274,460,054	284,586,267
Dilutive effect of share-based awards	3,850,577	2,842,185	4,028,006	3,773,418
Diluted weighted average number of shares outstanding	267,835,011	285,174,344	278,488,060	288,359,685

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	3,934,925	6,571,553	5,065,975	6,878,458

Basic earnings per share	$0.30	$0.18	$0.62	$0.48
Diluted earnings per share	$0.29	$0.18	$0.61	$0.47
7. Inventories

(dollars in millions)	As of September 30, 2023	As of December 31, 2022
Raw materials and supplies	$181.8	$195.9
Work in progress	43.5	42.3
Finished goods	420.8	418.0
Total inventories	$646.1	$656.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2022	$1,315.2	$665.9	$1,981.1
Foreign currency translation	(16.5)	19.7	3.2
As of September 30, 2023	$1,298.7	$685.6	$1,984.3

9. Intangible assets

	As of September 30, 2023			As of December 31, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,966.2	$(1,077.1)	$889.1	$1,973.7	$(993.2)	$980.5
—Technology	90.4	(90.1)	0.3	90.4	(89.6)	0.8
—Capitalized software	113.1	(72.3)	40.8	105.4	(65.7)	39.7
	2,169.7	(1,239.5)	930.2	2,169.5	(1,148.5)	1,021.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,683.1	$(1,283.5)	$1,399.6	$2,682.9	$(1,192.5)	$1,490.4
During the three months ended September 30, 2023, the amortization expense recognized in respect of intangible assets was $32.1 million, compared to $31.6 million for the three months ended October 1, 2022. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $10.3 million for the three months ended September 30, 2023, compared to a decrease of $25.6 million for the three months ended October 1, 2022.
During the nine months ended September 30, 2023, the amortization expense recognized in respect of intangible assets was $96.4 million, compared to $96.9 million for the nine months ended October 1, 2022. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $3.0 million for the nine months ended September 30, 2023, compared to a decrease of $60.4 million for the nine months ended October 1, 2022.
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

The period end fair values of derivative financial instruments were as follows:

	As of September 30, 2023					As of December 31, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$8.6	$—	$—	$(42.7)	$(34.1)	$9.3	$—	$—	$(45.2)	$(35.9)
—Interest rate swaps	39.5	21.2	(9.9)	(9.0)	41.8	33.3	32.7	(10.7)	(22.1)	33.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.0	—	(0.8)	—	1.2	2.2	—	(1.4)	—	0.8
	$50.1	$21.2	$(10.7)	$(51.7)	$8.9	$44.8	$32.7	$(12.1)	$(67.3)	$(1.9)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European operations. Concurrent with the refinancing transactions described in Note 12, we executed additional cross currency swaps that have been designated as net investment hedges of certain of our European operations, with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. In May 2023, we amended our existing cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). As of September 30, 2023 and December 31, 2022, the aggregated notional principal amount of the cross currency swaps was €756.1 million.
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
The fair value gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net fair value gains recognized in OCI in relation to:
—Euro-denominated debt	$—	$1.5	$—	$12.2
—Designated cross currency swaps	23.9	15.3	1.8	36.8
Total net fair value gains	$23.9	$16.8	$1.8	$49.0
During the three and nine months ended September 30, 2023, a net gain of $2.5 million and $8.0 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $1.7 million and $3.3 million, respectively, during the three and nine months ended October 1, 2022.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both September 30, 2023 and December 31, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.

In May 2023, we amended our then-existing interest rate swaps with a notional amount of $870.0 million to transition from a LIBOR-based floating rate to a Term SOFR-based floating rate.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium, covering the period from July 1, 2019 to June 30, 2023. During August 2022, we early terminated our interest rate caps. As of September 30, 2023 and December 31, 2022, there were no outstanding interest rate caps.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$11.4	$26.9	$25.0	$62.5
—Amortization to net income of prior period fair value losses	—	4.5	8.9	13.4
—Deferred OCI reclassified to net income	(8.9)	(1.5)	(24.0)	0.6
Total movement	$2.5	$29.9	$9.9	$76.5
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of September 30, 2023 and December 31, 2022, there were no outstanding currency swaps.
As of September 30, 2023, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $186.2 million, compared to $150.5 million as of December 31, 2022.
The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Fair value (losses) gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$(0.8)	$1.8	$3.3	$6.8
Total	$(0.8)	$1.8	$3.3	$6.8

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
The carrying amount and fair value of our debt are set out below:

	As of September 30, 2023		As of December 31, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$27.7	$27.7	$36.6	$36.2
Non-current	2,417.7	2,430.4	2,426.4	2,408.4
	$2,445.4	$2,458.1	$2,463.0	$2,444.6
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 30, 2023
Derivative assets	$—	$71.3	$71.3
Derivative liabilities	$—	$(62.4)	$(62.4)

As of December 31, 2022
Derivative assets	$—	$77.5	$77.5
Derivative liabilities	$—	$(79.4)	$(79.4)
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three and nine months ended September 30, 2023, an impairment of fixed and other assets of $0.1 million was recognized. During the three and nine months ended October 1, 2022, an impairment of fixed and other assets of $0.5 million and $1.1 million, respectively, was recognized related to the suspension of our operations in Russia.
12. Debt

(dollars in millions)	As of September 30, 2023	As of December 31, 2022
Secured debt:
—Dollar Term Loans	$1,908.8	$1,923.4
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,476.8	2,491.4
Deferred issuance costs	(39.6)	(45.5)
Accrued interest	8.2	17.1
Total carrying value of debt	2,445.4	2,463.0
Debt, current portion	27.7	36.6
Debt, less current portion	$2,417.7	$2,426.4
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
Debt issuances and redemptions
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 15 below. The balance on the asset-backed revolving credit facility was fully paid off during the three months ended September 30, 2023.
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
The Existing Dollar Term Loans’ interest rate is currently at Adjusted Term SOFR, subject to a floor of 0.75%, plus a margin of 2.60%, and as of September 30, 2023, borrowings under this facility bore interest at a rate of 7.92% per annum. On March 1, 2023, Gates amended the Existing Dollar Term Loans’ reference rate from LIBOR to Term SOFR, with a credit spread adjustment of 0.10%. The Existing Dollar Term Loans interest rate is currently re-set on the last business day of each month based on the election of one month interest periods.
The New Dollar Term Loans’ interest rate as of September 30, 2023 was Term SOFR, subject to a floor of 0.50%, plus a margin of 3.50%, and as of September 30, 2023, borrowings under this facility bore interest at a rate of 8.82% per annum. The New Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. On October 10, 2023, we amended the New Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum.
Both Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended September 30, 2023, we made amortization payments against the Existing Dollar Term Loans and New Dollar Term Loans of $10.3 million and $4.3 million, respectively. During the nine months ended October 1, 2022, we made amortization payments against the Existing Dollar Term Loans and the Euro Term Loan of $10.3 million and $5.1 million, respectively.
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
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. As of October 1, 2022 a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain were recognized in OCI. As of September 30, 2023, the Euro Term Loan, and the net investment hedging designation on the Euro Term Loan, no longer exist.

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gain recognized in statement of operations	$—	$32.2	$—	$77.8
Gain recognized in OCI	—	1.5	—	12.2
Total gain	$—	$33.7	$—	$90.0
The above net foreign exchange gain recognized in the other (income) expense line of the condensed consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC (the term loan borrower and an indirect subsidiary of Gates Industrial Corporation plc) is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of September 30, 2023, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.

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
As of both September 30, 2023 and December 31, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, Gates amended the secured revolving credit facility reference rate for borrowing in dollars from LIBOR to Term SOFR.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($250.0 million as of September 30, 2023, compared to $214.7 million as of December 31, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding in respect of either such facility 91 days prior to their respective maturities). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of September 30, 2023, there were no drawings for cash under this facility. The letters of credit outstanding under this facility were $31.6 million and $25.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Three months ended September 30, 2023			Three months ended October 1, 2022
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$0.8	$—	$0.8
Reported outside of operating income:
—Interest cost	6.3	0.4	6.7	3.7	0.3	4.0
—Expected return on plan assets	(6.5)	—	(6.5)	(5.4)	—	(5.4)
—Net amortization of prior period (gains) losses	—	(0.9)	(0.9)	0.3	(0.5)	(0.2)
Net periodic benefit cost (income)	$0.8	$(0.5)	$0.3	$(0.6)	$(0.2)	$(0.8)

Cash Contributions	$1.6	$0.6	$2.2	$4.5	$1.6	$6.1

	Nine months ended September 30, 2023			Nine months ended October 1, 2022
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.9	$—	$2.9	$2.5	$—	$2.5
Reported outside of operating income:
—Interest cost	18.8	1.1	19.9	11.5	0.9	12.4
—Expected return on plan assets	(19.5)	—	(19.5)	(16.5)	—	(16.5)
—Net amortization of prior period (gains) losses	(0.1)	(2.5)	(2.6)	0.9	(1.6)	(0.7)
Net periodic benefit cost (income)	$2.1	$(1.4)	$0.7	$(1.6)	$(0.7)	$(2.3)

Cash Contributions	$5.3	$2.5	$7.8	$6.5	$2.8	$9.3
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 30, 2023, we recognized a charge of $3.3 million and $19.6 million, respectively, compared to $7.2 million and $34.8 million, respectively, in the three and nine months ended October 1, 2022.
Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by certain investment funds affiliated with Blackstone Inc. (“Blackstone” or our “Sponsor”) at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must have been achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Nine months ended September 30, 2023
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,521,173	$6.89
—Tier II	2014 Plan	2,689,551	$6.97
—Tier IV	2014 Plan	2,692,551	$10.46
—SARs	Both plans	683,087	$10.22
—Share options	2018 Plan	2,980,134	$14.86
—Premium-priced options	2018 Plan	835,469	$18.88
		12,401,965	$10.59
Granted during the period:
—SARs	2018 Plan	38,800	$14.04
		38,800	$14.04
Forfeited during the period:
—SARs	2018 Plan	(1,668)	$15.76
—Share options	2018 Plan	(82,136)	$14.84
		(83,804)	$14.85
Expired during the period:
—Tier I	2014 Plan	(2,000)	$6.56
—Tier II	2014 Plan	(2,000)	$6.56
—Tier IV	2014 Plan	(1,000)	$9.84
—SARs	Both Plans	(2,165)	$13.33
—Share options	2018 Plan	(188,779)	$15.63
		(195,944)	$15.39
Exercised during the period:
—Tier I	2014 Plan	(660,937)	$6.66
—Tier II	2014 Plan	(634,901)	$6.84
—Tier IV	2014 Plan	(643,244)	$10.10
—Share options	2018 Plan	(181,087)	$12.56
		(2,120,169)	$8.26
Outstanding at the end of the period:
—Tier I	2014 Plan	1,858,236	$6.97
—Tier II	2014 Plan	2,052,650	$7.01
—Tier IV	2014 Plan	2,048,307	$10.57
—SARs	Both plans	718,054	$10.40
—Share options	2018 Plan	2,528,132	$14.97
—Premium-priced options	2018 Plan	835,469	$18.88
		10,040,848	$10.96

Exercisable at the end of the period		9,491,978	$10.61
Vested and expected to vest at the end of the period		10,040,081	$10.96
As of September 30, 2023, the aggregate intrinsic value of options that were exercisable was $22.5 million, and these options had a weighted average remaining contractual term of 3.2 years. As of September 30, 2023, the aggregate intrinsic value of options that were vested or expected to vest was $22.5 million, and these options had a weighted average remaining contractual term of 3.4 years.

As of September 30, 2023, the unrecognized compensation charge relating to the nonvested options was $0.5 million, which is expected to be recognized over a weighted-average period of 0.6 years.
During the three and nine months ended September 30, 2023, cash of $0.8 million and $17.5 million was received in relation to the exercise of vested options, respectively, compared to $1.2 million and $15.1 million during the three and nine months ended October 1, 2022, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2023 was $0 million and $5.0 million, respectively, compared to $0.2 million and $0.8 million during the three and nine months ended October 1, 2022, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended September 30, 2023
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,491,259	$13.72
—PRSUs	1,076,560	$16.53
	4,567,819	$14.38
Granted during the period:
—RSUs	1,303,462	$13.86
—PRSUs	405,954	$15.88
	1,709,416	$14.34
Forfeited during the period:
—RSUs	(366,933)	$14.20
—PRSUs	(421,809)	$16.05
	(788,742)	$15.19
Vested during the period:
—RSUs	(1,406,215)	$13.54
—PRSUs	(143,044)	14.56
	(1,549,259)	$13.63
Outstanding at the end of the period:
—RSUs	3,021,573	$13.81
—PRSUs	917,661	$16.77
	3,939,234	$14.50
As of September 30, 2023, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $20.7 million, which is expected to be recognized over a weighted average period of 1.8 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended September 30, 2023 was $5.8 million and $21.1 million, respectively, compared to $0.1 million and $12.2 million during the three and nine months ended October 1, 2022, respectively.

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

	Nine months ended
	September 30, 2023	October 1, 2022
Weighted average grant date fair value:
—SARs	$6.71	$6.94
—RSUs	$13.86	$13.68
—PRSUs	$15.88	$17.23

Inputs to the model:
—Expected volatility — SARs	43.4%	43.5%
—Expected volatility — PRSUs	37.7%	49.1%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.13%	1.91%
PRSUs	4.60%	1.72%

15. Equity
Movements in the Company’s number of shares in issue for the nine months ended September 30, 2023 and October 1, 2022, respectively, were as follows:

	Nine months ended
(number of shares)	September 30, 2023	October 1, 2022
Balance as of the beginning of the period	282,578,917	291,282,137
Exercise of share options	2,120,169	1,845,428
Vesting of restricted stock units, net of withholding taxes	1,329,609	779,076
Shares repurchased and cancelled	(21,934,634)	(11,465,917)
Balance as of the end of the period	264,094,061	282,440,724
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
In November 2021, the Company established a repurchase program allowing for up to $200 million in authorized share repurchases. On March 24, 2022, the Company, certain selling shareholders affiliated with Blackstone, and Citigroup Global Markets Inc. (“Citigroup”) entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to Citigroup 5,000,000 ordinary shares of the Company at a price of $15.14 per ordinary share (the “2022 Offering”). The selling shareholders also granted to Citigroup an option to purchase up to 750,000 additional ordinary shares of the Company; this option was exercised in full on March 25, 2022. The Company did not receive any proceeds from the sale of ordinary shares in the 2022 Offering, which closed on March 30, 2022. In connection with the 2022 Offering, the Company repurchased 8,000,000 ordinary shares through Citigroup from the same selling shareholders at a price of $15.14 per ordinary share for an aggregate consideration of $121.1 million (the “2022 Repurchase”), plus costs directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $70.0 million under Gates’ asset-backed revolving credit facility. All shares repurchased pursuant to the 2022 Repurchase have been cancelled and the original share repurchase program expired on December 31, 2022.

On April 28, 2023, the Company’s Board of Directors approved another share repurchase program for up to $250 million in authorized share repurchases. On May 17, 2023, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 22,500,000 ordinary shares of the Company at a price of $11.3975 per ordinary share (the “May 2023 Offering”). The selling shareholders also granted the underwriters an option to purchase up to 3,375,000 additional ordinary shares of the Company; this option was exercised in full on May 18, 2023. The Company did not receive any proceeds from the sale of ordinary shares in the May 2023 Offering, which closed on May 23, 2023. In connection with the May 2023 Offering, the Company repurchased 21,934,634 ordinary shares through Citigroup from the same selling shareholders at a price of $11.3975 per ordinary share for an aggregate consideration of approximately $250.0 million (the “2023 Repurchase”), plus costs paid directly related to the transaction of $1.7 million. This repurchase was funded by cash on hand and a borrowing of $100.0 million under Gates’ asset-backed revolving credit facility. All shares repurchased pursuant to the 2023 Repurchase have been cancelled. Following the May 2023 Offering and the 2023 Repurchase, shareholders affiliated with Blackstone no longer beneficially own a majority of our outstanding ordinary shares and therefore we are no longer considered a “controlled company” within the meaning of the NYSE corporate governance standards.
On August 8, 2023, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into another underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 15,000,000 ordinary shares of the Company at a price of $11.57 per ordinary share (the “August 2023 Offering”), with an option to purchase up to 2,250,000 additional ordinary shares of the Company; this option was exercised in full on August 9, 2023. The Company did not receive any proceeds from the sale of ordinary shares in the August 2023 Offering, which closed on August 14, 2023.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(1.3)	27.2	—	25.9	(29.4)	(3.5)
Cash flow hedges movements	—	—	7.4	7.4	—	7.4
Post-retirement benefit movements	(1.9)	—	—	(1.9)	—	(1.9)
Other comprehensive (loss) income	(3.2)	27.2	7.4	31.4	(29.4)	2.0
As of September 30, 2023	$(2.6)	$(922.8)	$39.0	$(886.4)	$(94.0)	$(980.4)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)
Foreign currency translation	(1.8)	(227.7)	—	(229.5)	(62.1)	(291.6)
Cash flow hedges movements	—	—	57.4	57.4	—	57.4
Post-retirement benefit movements	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(2.3)	(227.7)	57.4	(172.6)	(62.1)	(234.7)
As of October 1, 2022	$34.3	$(1,064.4)	$32.3	$(997.8)	$(85.5)	$(1,083.3)

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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$—	$—	$—	$—
Purchases	$(4.5)	$(3.7)	$(13.7)	$(11.9)
Amounts outstanding in respect of these transactions were payables of $0.4 million as of September 30, 2023, compared to $2.4 million as of December 31, 2022. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales	$9.7	$13.5	$34.8	$45.8
Purchases	$(3.4)	$(4.1)	$(11.8)	$(14.0)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 30, 2023	As of December 31, 2022
Receivables	$4.1	$4.7
Payables	$(2.6)	$(3.2)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of September 30, 2023, letters of credit totaling $31.6 million were outstanding against the asset-backed revolving facility, compared to $25.8 million as of December 31, 2022. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.3 million as of September 30, 2023, compared to $8.7 million as of December 31, 2022.

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
C. Warranties
The following summarizes the movements in the warranty liability for the nine months ended September 30, 2023 and October 1, 2022, respectively:

	Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022
Balance as of the beginning of the period	$17.6	$18.7
Charge for the period	3.7	8.1
Payments made	(5.7)	(7.5)
Released during the period	(0.1)	(0.1)
Foreign currency translation	(0.4)	(0.9)
Balance as of the end of the period	$15.1	$18.3

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
During the nine months ended September 30, 2023, sales into replacement channels accounted for approximately 64% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 30, 2023, sales into first-fit channels accounted for approximately 36% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.
During the nine months ended September 30, 2023, challenges related to supply chains, logistics, and inflation continued to ease, which improved our productivity and expanded our profitability. We continue to make progress on improving our inventory position and turnover to meet our customer demands. We expect our inventory-focused initiatives to continue enhancing our working capital use and cash conversion through Fiscal 2023.
Global conflicts, such as the conflict between Russia and Ukraine and the sanctions and counter-sanctions imposed in response to it, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. The Russia-Ukraine and other global conflicts did not have a significant adverse impact on our operating results during the three months ended September 30, 2023. We will continue to monitor if the Russia-Ukraine and other conflicts impact global economic conditions or our business.
During 2022, our operations in China were impacted by the COVID-19 pandemic and related government actions, resulting in a modest loss of production, sales and profitability as well as decreased customer demand and labor availability. Although these conditions improved in 2023, we may experience future production or distribution disruptions associated with public health crises where individual locations are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place further constraints on our ability to produce or deliver our products and meet customer demand or increase our costs. We may also continue to experience periods of inconsistency in customer demand as customers address their own supply chain constraints. Throughout the pandemic, we were able to maintain our ability to respond to changes in demand and we continue to fund key initiatives, which we believe will serve us well as our end markets continue to evolve.

Results for the three and nine months ended September 30, 2023 compared to the results for the three and nine months ended October 1, 2022
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$872.9	$860.7	$2,706.9	$2,660.9
Cost of sales	529.5	551.2	1,685.7	1,720.3
Gross profit	343.4	309.5	1,021.2	940.6
Selling, general and administrative expenses	213.4	199.7	666.2	644.0
Transaction-related expenses	1.3	0.7	2.1	2.0
Asset impairments	0.1	0.5	0.1	1.1
Restructuring expenses	2.6	4.7	10.3	8.4
Other operating expense	0.1	0.1	0.2	0.2
Operating income from continuing operations	125.9	103.8	342.3	284.9
Interest expense	39.5	33.3	124.8	98.9
Other (income) expense	(0.2)	3.1	3.8	11.8
Income from continuing operations before taxes	86.6	67.4	213.7	174.2
Income tax expense	1.0	11.4	25.9	21.5
Net income from continuing operations	$85.6	$56.0	$187.8	$152.7

Adjusted EBITDA(1)	$189.4	$177.7	$561.2	$514.6
Adjusted EBITDA margin	21.7%	20.6%	20.7%	19.3%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended September 30, 2023 were $872.9 million, compared to $860.7 million during the prior year period, an increase of 1.4%, or $12.2 million. Our net sales for the three months ended September 30, 2023 were favorably impacted by movements in average currency exchange rates of $16.2 million compared to the prior year period, principally due to the weakening of the U.S. dollar against a number of currencies, in particular the Euro and Mexican Peso. Excluding this impact, core sales decreased by $4.0 million, or 0.5%, during the three months ended September 30, 2023 compared to the prior year period, driven primarily by the impact of lower sales volume, partially offset by a $39.1 million benefit from pricing.
Core sales in our Power Transmission business increased by 1.2% while core sales in our Fluid Power business decreased by 3.0% for the three months ended September 30, 2023 compared to the prior year period. The overall decline in core sales was primarily driven by a 9.7% and 2.8% decline in sales to our industrial first fit and industrial replacement channels, respectively, for the three months ended September 30, 2023, primarily in North America, Greater China, and EMEA. Personal mobility, off-highway and diversified industrial end markets drove most of this decline from industrial sales for the three months ended September 30, 2023. These decreases were largely offset by increases in sales to our automotive replacement and automotive first-fit channels by 6.4% and 5.4%, respectively. The growth of the automotive replacement sales primarily came from EMEA and South America, while the increase of automotive first-fit sales was mostly driven by North America and East Asia & India.
Net sales during the nine months ended September 30, 2023 were $2,706.9 million, compared to $2,660.9 million during the prior year period, an increase of 1.7%, or $46.0 million. Our net sales for the nine months ended September 30, 2023 were adversely impacted by movements in average currency exchange rates of $20.4 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Chinese Renminbi, Turkish Lira, and Canadian Dollar. Excluding these impacts, core sales increased by $66.4 million, or 2.5%, during the nine months ended September 30, 2023 compared to the prior year period, driven primarily by a $166.0 million benefit from pricing, partially offset by the impact of lower volumes.

Core sales in our Power Transmission and Fluid Power businesses increased by 3.8% and 0.4%, respectively, for the nine months ended September 30, 2023 compared to the prior year period. These improvements were primarily driven by sales to customers in our automotive channel with an overall growth of 8.6%, primarily due to EMEA and North America with a year-over-year increase in core sales of 18.0% and 2.4%, respectively.
Cost of sales
Cost of sales for the three months ended September 30, 2023 was $529.5 million, compared to $551.2 million for the prior year period, a decrease of 3.9%, or $21.7 million. This decrease was primarily attributable to lower volume and improved fixed cost absorption of $27.2 million. The decreases were partially offset by unfavorable movements in average currency exchange rates.
Cost of sales for the nine months ended September 30, 2023 was $1,685.7 million, compared to $1,720.3 million for the prior year period, a decrease of 2.0%, or $34.6 million. The decrease was primarily driven by favorable movements in average currency exchange rates of $22.0 million and lower volume net of lower fixed cost absorption of $13.9 million. This decrease was partially offset by higher inflation-related costs.
Gross profit
As a result of the factors described above, gross profit for the three months ended September 30, 2023 was $343.4 million, compared to $309.5 million for the prior year period, an increase of 11.0% or $33.9 million. Our gross profit margin improved by 330 basis points to 39.3% for the three months ended September 30, 2023.
As a result of the factors described above, gross profit for the nine months ended September 30, 2023 was $1,021.2 million, compared to $940.6 million for the prior year period, an increase of 8.6% or $80.6 million. Our gross profit margin improved by 240 basis points to 37.7% for the nine months ended September 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 were $213.4 million compared to $199.7 million for the prior year period. This increase of $13.7 million was driven primarily by an increase in labor and benefits expense of $17.5 million and unfavorable movements in average currency exchange rates of $7.5 million. The increases were partially offset by lower share-based compensation costs and decreased warranty expenditures.
SG&A expenses for the nine months ended September 30, 2023 were $666.2 million compared to $644.0 million for the prior year period. This increase of $22.2 million was driven primarily by an increase of labor and benefits expense of $34.4 million and an $11.4 million charge to reflect an estimated credit loss due to a recent customer bankruptcy as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report. This increase was partially offset by lower share-based compensation costs of $15.2 million, largely due to the March 2022 vesting of certain pre-IPO options as discussed further in Note 14 to the condensed consolidated financial statements included elsewhere in this report. Additional offsets were primarily due to decreased outbound freight and warranty expenditures.
Transaction-related expenses
Transaction-related expenses of $1.3 million and $2.1 million were incurred during the three and nine months ended September 30, 2023, respectively, related primarily to the accrued fees for amending the New Dollar Term Loans in October 2023 and certain other corporate transactions. Transaction-related expenses of $0.7 million and $2.0 million were incurred during the prior year three and nine months ended October 1, 2022, respectively, related primarily to the secondary offering completed in March 2022 and other corporate transactions.

Restructuring expenses
Restructuring and other strategic initiatives during the three and nine months ended September 30, 2023 related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe. During the three months ended September 30, 2023, we also incurred additional non-severance labor and benefit costs of $0.3 million related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs incurred during the three months ended September 30, 2023 related to legal and consulting expenses, as well as costs associated with prior period facility closures or relocations in several countries.
Restructuring and other strategic initiatives during the three and nine months ended October 1, 2022 related primarily to our ongoing European reorganization, including $2.2 million of labor and severance costs related to relocating certain production activities within Europe during the three months ended October 1, 2022, in addition to severance costs of $2.3 million during the nine months ended October 1, 2022 related to relocation and integration of certain support functions into our regional shared service center. We also incurred $1.4 million and $2.7 million of costs, respectively, during the three and nine months ended October 1, 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $0.3 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments) for the nine months ended October 1, 2022. Other restructuring costs incurred during the period related to non-severance and other labor and benefit costs, prior period facility closures or relocations in several countries.
Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Debt:
Dollar Term Loans	$26.9	$17.0	$87.5	$47.8
Euro Term Loan	—	4.9	—	15.7
Dollar Senior Notes	8.7	8.8	26.6	26.6
Asset-backed revolver	1.0	0.4	1.8	0.8
	36.6	31.1	115.9	90.9
Amortization of deferred issuance costs	2.3	1.8	6.7	5.7
Other interest expense	0.6	0.4	2.2	2.3
	$39.5	$33.3	$124.8	$98.9
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt increased by $5.5 million for the three months ended September 30, 2023 and increased by $25.0 million for the nine months ended September 30, 2023, when compared to the respective prior year periods. The increase during both the three and nine months ended September 30, 2023 was primarily driven by a higher interest rate on the Dollar Term Loans, partially offset by the impact of derivatives. Interest expense during both the three and nine months ended September 30, 2023 also increased due to higher interest rates and higher borrowing amounts under the asset-backed revolver. Amortization of deferred issuance costs increased during the three and nine months ended September 30, 2023 primarily due to the additional costs incurred from issuing the New Dollar Term Loans in November 2022.

Other (income) expense
Our other (income) expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest income on bank deposits	$(4.0)	$(0.6)	$(9.2)	$(2.1)
Foreign currency (gain) loss on net debt and hedging instruments	(1.4)	3.7	1.5	14.4
Net adjustments related to post-retirement benefits	(0.7)	(1.6)	(2.2)	(4.8)
Other	5.9	1.6	13.7	4.3
	$(0.2)	$3.1	$3.8	$11.8
Other (income) expenses for the three and nine months ended September 30, 2023 were income of $0.2 million and expense of $3.8 million, respectively, compared to expenses of $3.1 million and $11.8 million, respectively, in the prior year periods. These changes were driven primarily by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments and increased interest income on our bank deposits, partially offset by higher interest costs on post-retirement obligations based on the most recent actuarial valuations. In addition, the economies of Türkiye and Argentina are both designated as a highly inflationary economy under U.S. GAAP. The functional currency for a portion of our Türkiye operations and our Argentina operations were previously changed from their local currency to the U.S. dollar as a result of applying highly-inflationary accounting treatment. During the three and nine months ended September 30, 2023, we incurred a foreign currency remeasurement loss of $3.7 million and $8.5 million, respectively, due to translation adjustments for these entities that operate in highly inflationary economies, compared to a remeasurement loss of $0.2 million and $1.6 million during the three and nine months ended October 1, 2022, respectively.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 30, 2023, we had income tax expense of $1.0 million on pre-tax income of $86.6 million, which resulted in an effective tax rate of 1.2%, compared to an income tax expense of $11.4 million on pre-tax income of $67.4 million, which resulted in an effective tax rate of 16.9% for the three months ended October 1, 2022.
For the three months ended September 30, 2023, the effective tax rate was driven primarily by discrete tax benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures offset by $1.9 million of other discrete expenses. For the three months ended October 1, 2022, the effective tax rate was driven primarily by a discrete tax benefit of $3.5 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits, partially offset by $2.6 million of other discrete expenses.
For the nine months ended September 30, 2023, we had an income tax expense of $25.9 million on pre-tax income of $213.7 million, which resulted in an effective tax rate of 12.1%, compared to an income tax expense of $21.5 million on pre-tax income of $174.2 million, which resulted in an effective tax rate of 12.3% for the nine months ended October 1, 2022.
For the nine months ended September 30, 2023 the effective tax rate was driven primarily by discrete benefits of $12.9 million related to unrecognized tax benefits due to audit closures. For the nine months ended October 1, 2022, the effective tax rate was driven primarily by discrete benefits of $15.2 million related to the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended September 30, 2023, that it is more likely than not that deferred tax assets in the U.S. totaling $2.4 million are realizable, none of which was discrete. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2023 was $189.4 million, compared to $177.7 million in the prior year period, an increase of 6.6% or $11.7 million. Adjusted EBITDA margin was 21.7% for the three months ended September 30, 2023, a 110 basis point increase from the prior year period margin of 20.6%. The increase in Adjusted EBITDA was driven primarily by the increase in gross profit of $33.9 million, which was largely the result of favorable pricing, partially offset by lower volumes. The increase in Adjusted EBITDA was also partially offset by higher labor and benefit expenses during the three months ended September 30, 2023.
Adjusted EBITDA for the nine months ended September 30, 2023 was $561.2 million, compared to $514.6 million in the prior year period, an increase of 9.1% or $46.6 million. Adjusted EBITDA margin was 20.7% for the nine months ended September 30, 2023, a 140 basis point improvement from the prior year period Adjusted EBITDA margin of 19.3%. The drivers of the increase in Adjusted EBITDA were similar to those described above for the three-month period, further offset by lower absorption of fixed costs and higher inflation costs during the nine months ended September 30, 2023 compared to the prior year period.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.5% and 61.3%, respectively, of Gates’ net sales for the three and nine months ended September 30, 2023)

	Three months ended
(dollars in millions)	September 30, 2023	October 1, 2022	Period over period change
Net sales	$536.4	$522.5	2.7%
Adjusted EBITDA	$116.5	$101.9	14.3%
Adjusted EBITDA margin	21.7%	19.5%

	Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	Period over period change
Net sales	$1,658.4	$1,621.1	2.3%
Adjusted EBITDA	$343.2	$302.1	13.6%
Adjusted EBITDA margin	20.7%	18.6%
Net sales in Power Transmission for the three months ended September 30, 2023 increased by 2.7%, or $13.9 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $7.8 million, core sales increased by 1.2%, or $6.1 million, compared to the prior year period, driven primarily by a $23.5 million benefit from pricing.

Net sales in Power Transmission for the nine months ended September 30, 2023 increased by 2.3%, or $37.3 million, compared to the prior year period. Excluding the adverse impact of movements in average currency exchange rates of $24.7 million, core sales increased by 3.8%, or $62.0 million, compared to the prior year period, driven primarily by a $96.1 million benefit from pricing, partially offset by the impact of lower volumes.
Power Transmission’s core sales to automotive customers grew by 6.4% and 10.1% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. EMEA contributed most of this growth particularly in automotive replacement sales, which grew by 12.8% and 20.2%, respectively, during the three and nine months ended September 30, 2023 compared to the prior year period. The growth of sales to our automotive customers was partially offset by a decline in industrial sales of 6.7% and 5.2% for the three and nine months ended September 30, 2023, respectively. The industrial sales decline was mostly driven by personal mobility and diversified industrial end market during both the three and nine months ended September 30, 2023, primarily from North America, EMEA, and East Asia & India.
Power Transmission Adjusted EBITDA for the three months ended September 30, 2023 increased by 14.3%, or $14.6 million, compared to the prior year period, driven primarily by pricing, partially offset by lower volumes. As a result, Adjusted EBITDA margin was 21.7%, a 220 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended September 30, 2023 increased by 13.6%, or $41.1 million, compared to the prior year period. This increase was driven primarily by pricing, partially offset by lower volumes, lower absorption of fixed costs and higher inflation-related costs. The increase resulted in an Adjusted EBITDA margin of 20.7%, a 210 basis point improvement compared to the prior year period.
Fluid Power (38.5% and 38.7%, respectively, of Gates’ net sales for the three and nine months ended September 30, 2023)

	Three months ended
(dollars in millions)	September 30, 2023	October 1, 2022	Period over period change
Net sales	$336.5	$338.2	(0.5%)
Adjusted EBITDA	$72.9	$75.8	(3.8%)
Adjusted EBITDA margin	21.7%	22.4%

	Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	Period over period change
Net sales	$1,048.5	$1,039.8	0.8%
Adjusted EBITDA	$218.0	$212.5	2.6%
Adjusted EBITDA margin	20.8%	20.4%
Net sales in Fluid Power for the three months ended September 30, 2023 decreased by 0.5%, or $1.7 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $8.4 million, core sales decreased by 3.0%, or $10.1 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $15.6 million benefit from pricing.
Net sales in Fluid Power for the nine months ended September 30, 2023 increased by 0.8%, or $8.7 million, compared to the prior year period. Excluding the favorable impact of movements in average currency exchange rates of $4.3 million, core sales increased by 0.4%, or $4.4 million, compared to the prior year period, driven primarily by a $69.9 million benefit from pricing, partially offset by lower volumes.
Fluid Power’s core sales to our industrial channel declined by 5.3%, while sales to our automotive channel increased by 5.1% during the three months ended September 30, 2023. The decline in the industrial channel was primarily driven by North America, while automotive growth arose from EMEA and North America. The off-highway end market drove most of the sales decline of 7.9% during the three months ended September 30, 2023 compared to prior year period. Fluid Power’s core sales growth of 0.4% during the nine months ended September 30, 2023 was primarily attributable to a 2.2% increase in the automotive channel sales compared to the prior year period, primarily driven by EMEA and North America. Sales to our energy end market grew 9.2% for the nine months ended September 30, 2023, primarily driven by EMEA. This was partially offset by a decline in diversified industrial sales of 5.2% during the nine months ended September 30, 2023 compared to prior year period, primarily driven by EMEA and North America.

 Fluid Power Adjusted EBITDA for the three months ended September 30, 2023 decreased by 3.8%, or $2.9 million, compared to the prior year period, driven primarily by lower volumes and increased labor and benefits costs, partially offset by pricing. As a result, the Adjusted EBITDA margin was 21.7%, a 70 basis point decline from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended September 30, 2023 increased by 2.6%, or $5.5 million, compared to the prior year period. This increase was driven primarily by pricing, partially offset by lower volume and absorption of fixed costs, increased labor and benefits costs, and higher inflation costs, resulting in an Adjusted EBITDA margin of 20.8%, a 40 basis points improvement compared to the prior year period.
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
Cash Flow
Nine months ended September 30, 2023 compared to the nine months ended October 1, 2022
Cash provided by operating activities was $291.7 million during the nine months ended September 30, 2023 compared to cash provided by operating activities of $18.8 million during the prior year period, driven primarily by an improvement of $180.0 million in trade working capital movement compared to the prior year period, combined with improved operating performance in the current year, an improvement in value-added tax recoveries compared to the prior year period, and a decrease of $26.8 million in income taxes paid compared to the prior year period, partially offset by $30.6 million higher cash paid for interest in the current year period.
Net cash used in investing activities during the nine months ended September 30, 2023 was $58.0 million, compared to $71.5 million in the prior year period. The decrease of cash used in investing activities was primarily driven by decreased capital expenditures of $18.5 million, partially offset by a $4.6 million increase in net cash paid under corporate-owned life insurance policies.
Net cash used in financing activities was $241.7 million during the nine months ended September 30, 2023, compared to $177.0 million in the prior year period. Current year outflows were primarily related to the $251.7 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 15 to the condensed consolidated financial statements included elsewhere in this report. The increase of cash outflow was partially offset by $28.2 million in lower dividends paid to non-controlling interest shareholders in 2023.

Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022
Debt:
—Secured
Dollar Term Loans	$1,873.6	$1,883.3	$1,908.8	$1,923.4
—Unsecured
Dollar Senior Notes	571.8	579.7	568.0	568.0
	$2,445.4	$2,463.0	$2,476.8	$2,491.4
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Debt drawings and redemptions
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program. The balance on the asset-backed revolving credit facility was fully paid off during the three months ended September 30, 2023, as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
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
Dollar Term Loan credit agreement amendments
On October 10, 2023, we amended the New Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum.
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
For the twelve months ended September 30, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 73% of our net sales and 72% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 30, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 65% of our total assets and approximately 23% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2023, our Net Debt increased by $7.0 million from $1,913.0 million as of December 31, 2022 to $1,920.0 million as of September 30, 2023. Net Debt was impacted adversely by $13.3 million due to movements in currency exchange rates. Excluding this impact, Net Debt decreased by $6.3 million, which was driven primarily by $251.7 million paid to acquire shares under our share repurchase program and $47.2 million of capital expenditures, partially offset by cash provided by operating activities of $291.7 million during the nine months ended September 30, 2023.
Borrowing Headroom
As of September 30, 2023, our asset-backed revolving credit facility had a borrowing base of $250.0 million, being the maximum amount we can draw down based on the current value of the secured assets. During May 2023, we drew $100.0 million under this facility to partially fund the purchase of shares under our share repurchase program, all of which was repaid during the three months ended September 30, 2023, as discussed further in Note 15 to the condensed consolidated financial statements included elsewhere in this report. In addition, there were letters of credit outstanding against the facility amounting to $31.6 million as of September 30, 2023. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million, with no amounts drawn as of September 30, 2023.
In total, our committed borrowing headroom was $468.4 million, in addition to cash balances of $556.8 million.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income from continuing operations	$85.6	$56.0	$187.8	$152.7
Income tax expense	1.0	11.4	25.9	21.5
Net interest and other expenses	39.3	36.4	128.6	110.7
Depreciation and amortization	54.0	53.2	162.5	164.1
EBITDA	179.9	157.0	504.8	449.0
Transaction-related expenses (1)	1.3	0.7	2.1	2.0
Asset impairments	0.1	0.5	0.1	1.1
Restructuring expenses	2.6	4.7	10.3	8.4
Share-based compensation expense	3.3	7.2	19.6	34.8
Inventory impairments and adjustments (2) (included in cost of sales)	2.2	7.5	6.3	18.7
Severance expenses (included in cost of sales)	(0.1)	—	0.4	—
Severance expenses (included in SG&A)	—	—	0.9	0.4
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	—	11.4	—
Cybersecurity incident expenses (4)	—	—	5.1	—
Other items not directly related to current operations	0.1	0.1	0.2	0.2
Adjusted EBITDA	$189.4	$177.7	$561.2	$514.6
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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded a $11.4 million pre-tax charge during the nine months ended September 30, 2023 to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
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

	Three months ended		Nine months ended
(dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$872.9	$860.7	$2,706.9	$2,660.9
Adjusted EBITDA	$189.4	$177.7	$561.2	$514.6
Adjusted EBITDA margin	21.7%	20.6%	20.7%	19.3%

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

	Three months ended September 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 30, 2023	$536.4	$336.5	$872.9
Impact on net sales of movements in currency rates	(7.8)	(8.4)	(16.2)
Core revenue for the three months ended September 30, 2023	528.6	328.1	856.7

Net sales for the three months ended October 1, 2022	522.5	338.2	860.7
Increase (decrease) in net sales on a core basis (core revenue)	$6.1	$(10.1)	$(4.0)

Core revenue growth	1.2%	(3.0)%	(0.5)%

	Nine months ended September 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 30, 2023	$1,658.4	$1,048.5	$2,706.9
Impact on net sales of movements in currency rates	24.7	(4.3)	20.4
Core revenue for the nine months ended September 30, 2023	1,683.1	1,044.2	2,727.3

Net sales for the nine months ended October 1, 2022	1,621.1	1,039.8	2,660.9
Increase in net sales on a core basis (core revenue)	$62.0	$4.4	$66.4

Core revenue growth	3.8%	0.4%	2.5%
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
Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.

Net Debt was as follows:

(dollars in millions)	As of September 30, 2023	As of December 31, 2022
Principal amount of debt	$2,476.8	$2,491.4
Less: Cash and cash equivalents	(556.8)	(578.4)
Net Debt	$1,920.0	$1,913.0
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of September 30, 2023	As of December 31, 2022
Principal amount of debt	$2,476.8	$2,491.4
Accrued interest	8.2	17.1
Deferred issuance costs	(39.6)	(45.5)
Carrying amount of debt	$2,445.4	$2,463.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $5.6 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $342.3 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of September 30, 2023 (compared to a payable of $117.3 million due to Gates Global LLC and its subsidiaries as of December 31, 2022) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $11.3 million and $6.4 million as of September 30, 2023 and December 31, 2022, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Trading Arrangements
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2
Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019 (incorporated by reference from Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.1
Amendment No. 8, dated as of October 10, 2023, to the Credit Agreement dated as of July 3, 2014 among Omaha Holdings LLC, Gates Global LLC, Gates Corporation, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Section 13(r) Disclosure*
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and October 1, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and October 1, 2022, (iii) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and October 1, 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and October 1, 2022, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: November 3, 2023