Form 10-K
period 2023-12-30
Gates Industrial Corp plc
filed 2024-02-08
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $1,701.4 million.
As of February 5, 2024, there were 264,271,455 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2024 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
Website Disclosure
We use our website (www.gates.com) as a channel of distribution of company information. The information we post though this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Gates Industrial Corporation when you enroll your email address by visiting the “Investor Resources—Email Alerts” section of our website at https://investors.gates.com. The contents of our website and any alerts are not, however, a part of this report.
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
•    “Fiscal 2023” refers to the fiscal year ended December 30, 2023, “Fiscal 2022” refers to the fiscal year ended December 31, 2022, and “Fiscal 2021” refers to the fiscal year ended January 1, 2022;
•    “Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which together own approximately 36.4% of our outstanding ordinary shares as of December 30, 2023; and
•    “Board” refers to Gates’ board of directors.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers (“first-fit”) as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including: automotive replacement and first-fit; diversified industrial; industrial off-highway; industrial on-highway; and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventative, replacement cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of well-known customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of our end markets and the regions in which we operate.
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2023 net sales of $3,570.2 million.

BY PRODUCT CATEGORY

39%
61%
Power Transmission
Fluid Power

BY CHANNEL

36%
64%
Replacement
First-Fit

BY GEOGRAPHY

4%
10%
10%
49%
27%
North America
Europe, Middle East & Africa
Greater China
East Asia & India
South America

BY END MARKET

6%
4%
33%
19%
9%
9%
20%
Automotive Replacement
Automotive First-Fit
Industrial Off-Highway
Industrial On-Highway
Diversified Industrial
Energy & Resources
Personal Mobility

Our History
In 1911, Charles Gates, Sr. purchased the Colorado Tire and Leather Company, a manufacturer of steel-studded bands of leather that attached to tires to extend their mileage. In 1917, the Company commercialized the V-belt, which used rubber and woven threading instead of rope belts, which were more commonly used at that time. In 1963, we built the first of many international facilities in Erembodegem, Belgium, followed by Jacarei, Brazil, in 1973. In 1986, we acquired the Uniroyal Power Transmission Company, which included a controlling interest in a joint venture that laid the groundwork for Gates’ growth in the Asia-Pacific region.
In 1996, Gates was acquired by a publicly held conglomerate based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired in 2009 by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by Blackstone in July 2014 and in 2015 established a new executive leadership team with Ivo Jurek as Chief Executive Officer. In January 2018, Gates completed an initial public offering (“IPO”), listing on the New York Stock Exchange (“NYSE”).
Our Solutions
We operate our business on a product-line basis through our two reporting segments - Power Transmission and Fluid Power. See Note 4 to our audited consolidated financial statements included elsewhere in this report for additional information.
We sell our products under the Gates brand in all of the geographies and end markets we serve, as well as under select customer brands in certain markets. Our Power Transmission segment includes elastomer drive belts and related components used to efficiently transfer power in a broad range of applications. Power transmission products represented approximately 61% of our total net sales for Fiscal 2023. Our Fluid Power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses. Our fluid power products represented approximately 39% of our net sales for Fiscal 2023.
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
Power Transmission. Our power transmission solutions transfer power, convey materials and provide motion control. They are used in applications in which belts, chains, cables, geared transmissions or direct drives transfer power from an engine motor or other source of mechanical power to another part or system. Our belts are made of highly engineered polymer formulations, fabrics or textiles (made from a variety of polymer or natural fibers) and embedded cords for reinforcement (which may be made from polymers such as polyesters or aramids, fiberglass or high performance carbon fibers). Many of these materials are proprietary to Gates. Within our Power Transmission segment, we offer solutions across the following key application platforms:
•Stationary drives: fixed drive systems such as those used in a factory driving a machine or pump, on a grain elevator driving the lift auger or in a distribution center driving automated equipment such as conveyor lines or robotic picking machines;
•Mobile drives: drives on a piece of mobile machinery such as the threshing and separation drives on a combine harvester;
•Engine systems: synchronous drives and related components for cam shaft drives, auxiliary drives and asynchronous accessory drives for air conditioning (“A/C”) compressors, power steering, alternators and starter/generator systems; and
•Personal mobility: drives on motorcycles, scooters, bicycles, both traditional and electric, as well as on snowmobiles and other power sports vehicles that are used to transfer power between the power source and the drive wheel(s) or track.

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
Belt-based power transmission drives typically consist of either a synchronous belt (such as a timing belt) or an asynchronous belt (such as a V-belt, continuously-variable transmission (“CVT”) belt or Micro-V® belt) and related components (sprockets, pulleys, mechanical water pumps, tensioners or other accessories). In addition, we also manufacture metal drive components and assemble certain product kits for the automotive replacement channel.
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
In industrial end markets, asynchronous belts have a wide variety of applications, including use in pump drives, manufacturing lines, HVAC systems, industrial, truck, bus and marine engines, forestry and mining equipment and many other applications. CVT systems often found in scooters, power sports vehicles and other applications use a specialized V-belt known as a CVT belt. In automotive applications, our asynchronous belts perform functions that include transferring power from the crankshaft to accessory drive components such as the alternator, A/C compressor, power steering system, water pump and, in some vehicles, a belt/starter generator system used in start/stop accessory drive systems to improve fuel economy.
Recently, Gates introduced a new Micro-V® platform for engine accessory drive systems. The combination of newly developed material compounds and product design utilizes less material, reduces belt weight and results in lower bending stiffness. These improvements enable tighter pulley configurations and reduced drive bending losses as compared to previous belt technologies; lower losses result in benefits such as reduced energy consumption, CO2 emissions and heat generation.
Synchronous Belts. Synchronous belts, also known as timing belts, are non-slipping mechanical drive belts. They have molded teeth and run over matching toothed pulleys or sprockets. Synchronous belts experience no slippage and are often used to transfer high levels of power or to control motion for indexing or timing purposes, as well as for linear positioning and positive drive conveying. They are typically used instead of chains or gears and we believe they have a number of advantages over these alternatives, including less noise, no need for lubrication, improved durability and performance and a more compact design.
Examples of industrial applications include use in HVAC systems, food processing and bottling plants, mining and agricultural equipment, automated warehouse systems and robotics. Our synchronous belts are also utilized in personal mobility vehicles, including both traditional and electric motorcycles, bicycles and scooters, applications in which clean, quiet performance is often valued. In automotive applications, our synchronous belts are used to synchronize the rotation of the engine crankshaft with the camshaft in a valve train system, as well as in electric power steering, parking brake and accessory drive systems which are present in internal-combustion, hybrid and electric vehicles.
In recent years, Gates also launched the PowerGrip® GT®4, a high-torque synchronous belt for industrial applications. This new belt leverages Gates’ materials science and process engineering capabilities, to provide a belt construction that replaces chloroprene-based elastomers with an advanced ethylene elastomer formulation that is more environmentally friendly. It has the highest power-carrying capacity in its segment, a wider operating temperature range and increased chemical resistance, allowing for narrower drives and a broad range of applications to be served with both first-fit and replacement channel customers. In recent years, Gates launched the Carbon Drive CDC® synchronous belt designed for commuter bicycle applications and in Fiscal 2022 Gates launched the Carbon Drive Moto X5 synchronous belt designed specifically for mid-motor, sit-down electric scooters and motorcycles typically found in commuting applications in the rapidly evolving Asian market. In Fiscal 2022, Gates launched an updated version of Gates Design Power, an award-wining new digital toolkit consisting of six modules, including four all-new applications and substantially upgraded versions of well-known Gates digital tools, Design IQ™ and Design Flex Pro™. Among the all-new programs is the industry-first Mobility Drive Analysis tool aimed at making it easier for engineers from bicycle, scooter, motorcycle, and power sports Original Equipment Manufacturers (“OEM”) to design Gates’ clean, quiet, durable and low-maintenance Carbon Drive belt systems into their next-generation vehicles to further accelerating conversion from chain and other technologies. In Fiscal 2023, Gates announced the launch of the mobile version of Gates Design Power, putting advanced digital design tools to support the engineering of belt drive systems on customers’ mobile devices. Additionally, Gates expanded its G-Force product portfolio by introducing the G-Force

Workhorse CVT belt for specialty and recreation vehicles. The G-Force Workhorse belt offers more longevity and increased compatibility for end users relative to its predecessor.
Metal Drive Components. We source, manufacture and sell tensioners, idlers, pulleys, sprockets and other components used in belt drive systems. These products are designed and engineered to work efficiently with our belts. Tensioners are devices that maintain a constant tension in the belt drive system, thereby ensuring proper function and preventing loss of power or system failure. Tensioners typically employ a spring-loaded arm and a damping mechanism to help control tension in a belt drive system. Idlers, which sometimes also perform as tensioners, are used to take up extra belt length. Gates’ pulleys and sprockets are precisely engineered for positive press fit, designed to optimize the performance and durable working service life of the belt drive system.
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
Our power transmission products are used in a broad range of applications in end markets including: automotive replacement and first-fit, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. The majority of our Fiscal 2023 net sales came from replacement channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-established distribution channels. For example, a combine harvester can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through a large network of distributors. Similarly, in the mature automotive aftermarkets such as North America and Europe, maintenance intervals are well defined, and miles (or kilometers) driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these replacement channels in emerging markets represent a significant long-term opportunity for growth. In addition to our power transmission replacement business, we also serve a wide variety of well-known first-fit customers across all of our end markets.
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
Hydraulics. Our hydraulics product line is comprised of hoses, couplings, tubing and fittings, offered either as standalone products or completed assemblies. Our hydraulic products are key components of hydraulic systems in both stationary and mobile equipment applications across end-markets such as construction, agricultural and forestry equipment, as well as in a wide range of manufacturing applications. We provide a full selection of hose sizes and construction types for use in a wide variety of operating requirements and conditions. Hydraulic hoses are made of elastomers reinforced with steel wire or a textile-based yarn, and typically operate at very high pressures, often in extreme environmental conditions. These products are designed for applications that require high levels of quality and durability.
Our hydraulic couplings, fittings and tubing are engineered to match the product performance of our hydraulic hoses. The high-pressure nature of hydraulic systems requires that these products have high levels of performance similar to those found in our hydraulic hoses. The ultimate performance of a hydraulic assembly, in which our products function as part of a hydraulic circuit, depends not only on how well the components are made, but also on how well they complement each other. Our hydraulic fittings are manufactured in a wide assortment of sizes and configurations to ensure we meet the wide range of installation requirements in these systems. We also provide Gates-engineered and third-party crimping systems to ensure a proper interface is obtained between our hoses and these metal components to create high-quality, robust hydraulic assemblies.
In recent years, Gates introduced a new premium product family consisting of hydraulic hoses that are lighter weight and more flexible. Made with a high-performance reinforcement and robust, abrasion-resistant cover, the MXT line of hydraulic hose is comprised of universally applicable, high-performance products that meet the needs of a wide range of applications. Subsequently, we launched the MXG line of hydraulic hose, a flexible, light-weight solution with increased durability and temperature performance, designed to replace conventional spiral hoses typically used in the most demanding applications. We also launched a smart e-crimper, which is a machine used to attach fittings to hydraulic hoses. In addition to convenient, web-enabled access to training content and product crimp specs, this new crimper can be used with Gates’ intuitive mobile eCrimp app. In Fiscal 2022, we launched the ProV hose family in Europe, which is an addition to our Pro Series product portfolio that leverages technologies developed and first launched in our MXT and MXG product lines.
Thermal and Emissions Management. Our thermal and emissions management and related products perform a variety of fluid conveyance, emissions reduction and efficiency improvement functions in electric, hybrid and internal combustion passenger and commercial vehicles. In electric applications, Gates offers hose and electric water pump solutions for the thermal management system regulating the battery, inverter, motor(s) and passenger compartment. In internal combustion applications, Gates primarily provides thermal management hose and water pumps for engine cooling, selective catalytic reduction hoses that are part of systems that reduce harmful emissions from diesel engines and hoses for functions that improve air intake and engine efficiency. In Fiscal 2021, we launched a new line of ThermalPro electric water pumps for OEM and aftermarket applications, broadening Gates presence in hybrid and battery electric vehicle as well as other thermal management applications like data center cooling.
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
Our fluid power products are used in numerous applications in end markets including automotive replacement and first-fit; diversified industrial; industrial off-highway; industrial on-highway; energy and resources; and personal mobility. The largest portion of our Fiscal 2023 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications.
Our Diverse End Markets
Our products play essential roles in a diverse range of applications across a wide variety of end markets including the following:
•automotive replacement and first-fit end markets;
•diversified industrial applications from automated manufacturing and logistics systems to everyday consumer applications such as printers, power washers, automatic doors and vacuum cleaners;
•industrial off-highway applications such as agriculture and construction;
•industrial on-highway commercial vehicles such as heavy-duty trucks and buses;

•energy and resources markets such as oil, gas and mining; and
•personal mobility such as scooters, motorcycles, bicycles, all-terrain vehicles (ATVs) and snowmobiles.
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
Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During Fiscal 2023, approximately 64% of our net sales were generated from replacement channels and 36% from first-fit channels globally. Our mix of replacement channel sales to first-fit sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as China and India, replacement channels are developing. We believe that enhancing our brand visibility, including through our first-fit presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 67% and 70% of our Fiscal 2023 net sales, respectively, were derived from these higher-margin replacement channels.
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
First-Fit. We work closely with our first-fit customers (also referred to as OEMs) by providing application engineering expertise to assist them with equipment design and selecting the right products to optimize performance. Close interactions between our research and development (“R&D”) organization and customer technical teams provide input into our innovation and product development processes. We selectively participate in first-fit projects, focusing on opportunities where we are able to differentiate with technology and innovative solutions.
Customers
We maintain long-standing relationships with many customers, who range from regional or local distributors to large, global multinational distributors and OEMs. No single customer accounted for more than 10% of our Fiscal 2023 net sales.
Sales and Marketing and Distribution Organization
Our sales and distribution operations are structured to serve our customers efficiently across the globe. We have field representatives who possess local knowledge of customers and their product and application requirements, as well as established distribution networks in each region, giving us the capability to usually meet our customers’ product availability needs on short lead times.
Manufacturing
Our commercial capabilities are complemented by our “in-region, for region” manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers around the world. This model also yields advantages in supply resiliency, avoidance of long logistics routes and associated greenhouse gas (“GHG”) emissions and foreign exchange/tariff costs. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both first-fit customers and replacement customers in the same factory, which provides for sharing of raw material inputs, improved factory loading and demand leveling, as well as optimization of capital expenditures. We operate manufacturing facilities and service centers as well as several major technical centers giving us a presence in 30 countries throughout the world. Our in-country deployment of manufacturing and technical resources gives us the capability to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.
Competition
We operate in competitive markets and industries that are very fragmented. Consequently, we have many competitors across our various markets and product offerings. These competitors and the degree of competition vary by product line, geography, end market and channel. Although each of our markets and product offerings has many competitors, no single competitor competes with us across all of our products, solutions, channels and end markets. Our global presence and the importance of product availability make it difficult for smaller, regional and low-cost country manufacturers to penetrate our markets. We generally differentiate ourselves on the basis of product performance and quality, innovation, breadth of portfolio, customer support and training, service level, fill rates and product availability.
Research, Development and Intellectual Property
Advanced R&D is performed primarily at certain R&D centers in the U.S. and Western Europe. These teams focus on developing advanced materials, product constructions and manufacturing processes in support of new and improved products. We also have commercialization and field application engineering teams in all of our regions that are located close to customers in support of their businesses.
As of December 30, 2023, we held more than 2,100 patents and patent applications and 3,500 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
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

Human Capital
As of December 30, 2023, we employed approximately 14,700 full time employees worldwide. Approximately 6,800 of our employees are in North America, 4,300 in EMEA, 2,800 in Greater China and East Asia & India, and 800 in South America. Approximately 68% of our work force consists of production employees, while approximately 24% of our global workforce was female and 76% male. Of approximately 1,200 managerial employees, 19% were female, and 40% of our executive officers were female.
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
Oversight and Governance
Our Board, with the assistance of its compensation committee, is actively engaged in the oversight of the Company’s human capital management, including reviewing the following topics: the Company’s workforce overview; the Company’s stock incentive plans; the Company’s performance relative to the acquisition and retention of talent, leadership and development programs, development planning for executives and critical roles, employee engagement, culture and diversity, equity & inclusion initiatives as well as other initiatives and plans to help ensure that we have talent positioned to deliver on our strategy. Our Board and its compensation committee also oversee the management continuity planning process, including reviewing, and evaluating the succession plans relating to our chief executive officer and other executive officer positions.
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
Employee development and training
Gates is committed to developing and unlocking the potential of our people and we make significant investments in training and professional development. Our learning and development framework supports the development of leadership and professional skills in three ways: on-the-job, learning from others, and participating in formal training programs. Some of the specific global and regional development experiences we offer include: a global mentoring program that promotes a diverse and inclusive culture and knowledge transfer opportunities between our mentors and mentees; a six-tiered leadership development program beginning with a program for those who aspire to be leaders, to first-time managers and continues through a career journey up to a program that supports our senior executives in their roles; structured development and succession planning process that identifies key talent and develops our employees to continue working toward their career goals; and early career programs designed to develop talent in different areas of the business, such as engineering and commercial. For our production employees, we provide skills-based training and certification opportunities.
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
The DE&I Council also launched three Business Resource Groups in North America (Pan-Asian American, LGBTQ+, and Veterans & Families) to continue creating an environment that encourages relationship building and accepts each of our employees' individual attributes and experiences. Additionally, the DE&I Council also created a 2023 calendar of North America diversity events, refreshed our DE&I website, updated our global mentoring program, and established relationships with minority-serving institutions for future engagement. Our leadership team conducted roundtables to determine plans to expand our DE&I initiatives outside of North America for 2024. Our ongoing efforts aim to drive awareness on the importance of DE&I and engage employees across our communities through a variety of partnerships and outreach to identify opportunities for meaningful connection and support of local efforts.
Additionally, the charter for the Nominating and Governance Committee of our Board requires that such committee review and make recommendations regarding the composition and size of the Board to ensure the Board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.
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
Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned risk owners to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board provides oversight of the ERM process and regularly reviews identified critical risks. The Audit Committee of our Board also reviews major financial risk exposures and the steps management has taken to monitor and control them.
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
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2023, approximately 63% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning five continents and sell to customers in over 130 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:
•changing economic conditions in the global and regional end markets we serve, which could impact the level of demand for our products, as a portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles;
•macroeconomic factors beyond the Company’s control, such as recent significant volatility around material and logistics availability, inflation, supply chain and labor challenges;
•political, social or economic instability, civil unrest, terrorist attacks, conflicts or war (such as the ongoing conflicts in Eastern Europe and the Middle East), public health crises (including pandemics), natural disasters (including as a result of climate change), widespread cybersecurity incidents, and other catastrophic events may disrupt economic activities (including demand for and production and distribution of our products) and our workforce in affected countries or globally;
•imposition of additional sanctions, tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;
•volatility of global financial markets, including interest rate fluctuations and hyperinflation or deflation in the countries in which we operate;
•exchange rate fluctuations, as well as currency restructurings, the imposition of currency restrictions, and limitations on repatriation of earnings, that could affect our ability to realize a profit or our ability to readily access global cash balances;
•partial or total expropriation by local, state or national governments;
•compliance with or effect of complying with complex and changing laws, regulations and policies of foreign governments, including differing and, in some cases, more stringent labor, sustainability (such as environmental, social, and governance (“ESG”) related) and HSE regulations as well as limitations on our ability to enforce our legal rights and remedies;

•differing local product preferences and product requirements; and
•difficulties involved in staffing and managing widespread operations, including challenges in enforcing corporate policies, which may be different than the normal business practices of local cultures.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are generally more economically and politically volatile than the U.S. and as a result, our operations in these regions could be subject to more significant or frequent fluctuations in sales and operating income. Further, our industry has been impacted by the ongoing uncertainty surrounding tariffs and international trade relations, particularly with China, and it is difficult for us to predict the impact future trade measures will have on our business and operations in the future. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a material adverse impact on our results of operations in future periods.
While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, such measures may not be successful and any one of the risks listed above may have a material adverse effect on our financial condition and results of operations.
We may be unable to obtain raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at the time we require them.
We purchase our energy, steel, aluminum, rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control. In recent years, the prices and availability of energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly, exacerbated by inflation and global disruptions such as the Russia-Ukraine conflict. If we are unable to pass increases in the costs of our raw materials on to our customers on a timely basis or at all, maintain current pricing, or are otherwise unable to offset these cost increases, our operating margins and results of operations may be materially adversely affected.
Additionally, our businesses compete globally for raw materials and key production inputs. The availability of qualified suppliers and of key inputs may be disrupted by market disturbances or any number of geopolitical factors, including political unrest and significant weather events. Such disruptions may require additional capital or operating expenditures by us or force reductions in our production volumes. In the event of an industry-wide general shortage of certain raw materials or key inputs, or a shortage or discontinuation of certain raw materials or key inputs from one or more of our suppliers, we may not be able to arrange for alternative sources of certain raw materials or key inputs. Any such shortage may materially adversely affect our competitive position versus companies that are able to better or more cheaply source such raw materials or key inputs.
We may experience adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key channel partners.
Certain of our businesses sell a significant amount of their products to key channel partners, including distributors, which have valuable relationships with end users. Some of these channel partners may also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these channel partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business, financial condition and results of operations. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, such as destocking, can also significantly impact our results of operations in any given period. For example, customer stocking patterns in recent years have fluctuated due to changes in demand resulting from the COVID-19 pandemic and trade relations, which has impacted our results of operations. In addition, the consolidation of channel partners and customers in certain of our end markets could adversely impact our profitability.

Risks Related to Our Business and Industry
We are dependent on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems, and a major disruption or closure, including as a result of a catastrophic event, could have a material adverse effect on our business.
If any of our manufacturing facilities, supply chains, distribution systems or technology systems were to experience a catastrophic loss or ongoing closure or disruption due to adverse weather or natural disasters (including as a result of climate change), labor unrest, public health crises such as pandemics, terrorist attacks or armed conflicts, cyberattacks, power loss, telecommunications failure, significant mechanical failure of our equipment or other catastrophic event or government responses thereto, it could adversely affect our employees, data centers or critical business of information technology systems, our ability to produce and distribute our products or conduct normal business operations, and our reputation and, ultimately, result in a potential loss of customers and sales or significantly increased operating costs, including large repair and replacement expenses. These risks could be exacerbated to the extent our disaster recovery plans do not adequately address the event. For example, the COVID-19 pandemic had adverse effects on our business, operating results, cash flows and/or financial condition, including due to the impact of: disruptions in service within our operations, among our key suppliers and supply chains, or other third parties; facility closures or disruptions; challenges in product delivery; and changes and challenges to our workforce, particularly in China.
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
The markets in which we operate are subject to technological change. Our long-term operating results depend upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements and evolving sustainability and industry standards. The development of new product introductions and product innovations may require significant investment by us. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. For example, the increased adoption of electric vehicles may result in application requirements that are not supported by our current technologies. If we are unable to adapt to these changes, our business and results of operations may be adversely affected.

Longer lives of parts used in our end markets may adversely affect demand for some of our replacement products.
The average useful life of certain parts used in our end markets has increased in recent years due to innovations in technologies and manufacturing processes. Extending the life or durability of these parts may allow end users to replace parts less often depending on operating conditions. As a result, a portion of our sales in replacement markets may be displaced. If this trend continues, it could adversely impact our replacement market sales.
Competition in the replacement market in emerging markets may limit our ability to grow in those markets.
In emerging markets such as China, India, and Eastern Europe, the replacement markets are still nascent as compared to those in more developed nations. In these markets, we have focused on establishing brand visibility, including by building a first-fit presence in the end markets we serve. However, as the replacement markets in these regions grow, our products may not be selected as the replacement product based on local market requirements and other competitive factors, and there may be a material adverse effect on our replacement end market growth potential in these emerging markets.
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2023, our top ten customers accounted for approximately 23% of our consolidated net sales and accounted for approximately 27% of our trade accounts receivable balance as of December 30, 2023, and our largest customer accounted for approximately 4% and 13% of our Fiscal 2023 consolidated net sales and trade accounts receivable balance as of December 30, 2023, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Concerns over sustainability issues, including ESG issues and the impacts of climate change, have led and will continue to lead to governmental, private, and consumer efforts around the world to reduce or mitigate those issues. We and our customers and suppliers will need to respond to new laws and regulations as well as changes in consumer and customer behaviors, which could add substantial costs to our operations and those of our customers and partners. We may also experience a drop in demand for our products and services, particularly in certain sectors. We expect the impact on our customers to vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. There is also a risk that we are unable to meet our sustainability objectives or the increasing expectations of our customers, employees, shareholders, and other stakeholders. In addition, our efforts to mitigate these risks, including by investing in sustainability initiatives, may not be successful in achieving their desired outcomes, which may include cost savings.
We may not be able to maintain and enhance our strong brand on which we depend.
Our brand has worldwide recognition and our success may be linked to our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Gates brand is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brand may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Moreover, sustainability topics and activities have been the subject of increased focus by certain of our stakeholders and regulators. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If we are unable to maintain or enhance the image of our brand, it could materially adversely affect our business, financial condition and results of operations.
Pricing pressures from our customers may materially adversely affect our business.
We generate strong margins by selling premium products at premium prices. Accordingly, our margins could suffer if our customers are no longer willing to pay a premium for our product and service offerings. We continue to face pricing pressure from our customers in the automotive first-fit end market as well as other end markets. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the award. If we are not able to offset price reductions through improved operating efficiencies, reduced expenditures, or new product introductions, those price reductions may have a material adverse effect on our results of operations.
Risks Related to Cybersecurity and Information Systems
Cyber-security vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of “ransomware” and phishing attacks), as well as cyber-security failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems (including third-party systems utilized by us), products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' systems and data. An attack on our systems or those of certain of our vendors could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We defend against attempted cyber-attacks in the normal course of our business. For example, in February 2023, we experienced a malware attack that temporarily disrupted our normal business operations, including some disruption to sales, and resulted in additional costs of $5.2 million in Fiscal 2023. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
Information systems failure may disrupt our business and result in financial loss and liability to our customers.
We rely on information technology networks and systems, including the cloud-computing and third-party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, malware and other vulnerabilities. If these information technology systems suffer severe damage or disruption and the issues are not resolved in a timely manner, our business, financial condition and operations could be materially adversely affected.
Global privacy, data protection and data security requirements are highly complex, evolving rapidly, and may increase our costs to comply.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the General Data Protection Regulation (“GDPR”) adopted by the European Union (“EU”) greatly increased the jurisdictional reach of EU law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and many other countries and several states in the U.S. have proposed or adopted similar legislation. Other countries such as China, India, Thailand, Brazil and Argentina have enacted or are enacting data localization and privacy laws that require data to stay within their borders, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data handling practice in accordance with applicable law.
Risks Related to Legal and Regulatory Matters
Existing or new laws and regulations, including but not limited to those relating to HSE and sustainability matters, may prohibit, burden, restrict or make significantly more costly the sale of our products and the operation of our business.
Our operations, products and properties are subject to extensive foreign, federal, state, local and provincial laws and regulations relating to HSE and sustainability matters around the world. HSE and sustainability laws vary by jurisdiction but generally govern air emissions, wastewater discharges, material handling and transportation, waste management and disposal, product stewardship, toxicity and hazardous substances, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Failure to comply with such laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and negative publicity.
HSE and sustainability related laws and regulations have become increasingly stringent and new laws and regulations or stricter interpretation or enforcement of existing laws and regulations could adversely affect our business, financial condition and results of our operations and product demand. This includes increasing legal requirements and global efforts to control emissions of carbon dioxide, methane, fluorinated and other GHGs in an effort to minimize the effect on climate change, which have the potential to influence the price of the energy and raw materials we purchase. For example, the enactment of the EU’s Carbon Border Adjustment Mechanism could increase the cost of materials we need for production in the EU or reduce the demand for our products manufactured for the EU market. GHG regulations and carbon taxes could also impact oil and gas production, a key demand driver of our industrial end markets, and reduce demand for our products by driving down the use of fossil fuels. The evolution of laws to restrict specific chemical substances in our products or impose labeling and other requirements, such as the EU’s Registration, Evaluation, Authorization, and Restriction of Chemical Substances (“REACH”) Regulation, and rising global concerns around microplastics, extended producer responsibility, plastic packaging or hazardous chemicals such as per-and polyfluoroalkyl substances (“PFAS”) could result in significant costs to us or limit our access to certain markets.

We have incurred, and will continue to incur, both operating and capital costs to comply with HSE, sustainability related and other laws and regulations, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial properties that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.
Additionally, most U.S. states have passed laws that regulate or limit the use of aftermarket products in certain types of repair work. These laws include requirements relating to consumer disclosure, owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Additional legislation of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.
Certain organizations test the quality and safety of vehicle replacement products. If these organizations decide not to test a particular vehicle product, or in the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may incur additional costs to meet such standards or experience a decrease in sales of such products, including as a result of a decision to discontinue sales of such product or insurance companies deciding to discontinue authorization of repairs using such product. Such events could adversely affect our business.
We are also subject to new and proposed rules and regulations of a number of governmental and self-regulatory bodies and organizations, such as the SEC, the NYSE, the EU, and the U.K. government, that require increased public disclosure of data related to sustainability issues and mandate additional requirements for sustainability related marketing claims. In addition, customers, investors, employees and other stakeholders are increasingly focused on sustainability matters and related disclosures and marketing claims. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. For example, we expect measuring and reporting information and metrics in compliance with the EU’s recently enacted Corporate Sustainability Reporting Directive to be costly, difficult and time consuming. Our sustainability initiatives and goals could be difficult and expensive to implement, and we could be criticized for or subject to litigation related to the accuracy, adequacy, consistency or completeness of our sustainability disclosures and marketing claims or the scope or nature of our initiatives or goals or revisions thereto. Further, statements about our sustainability initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our sustainability related data, claims, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation and financial results could be adversely affected and we could be exposed to litigation.
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
We may be subject to recalls or product liability claims, or may incur costs related to product warranties, which could have a material adverse impact on our business, financial condition, and results of operations.
Meeting or exceeding many government-mandated product safety and stewardship standards is costly and requires manufacturers to remedy defects, including through recall campaigns if the products do not comply with HSE standards. If we, our customers or government regulators determine that a product is defective or does not comply with such standards prior to the start of production, the launch of a product could be delayed until such defect is remedied. The costs associated with any protracted delay of a product launch or a recall campaign to remedy defects in products that have been sold could be substantial.
We face an inherent risk of product liability claims if an alleged product failure results in a claim for injury or loss. The likelihood of receiving defective materials and related product failure and resulting liability claims may increase due changes in our supplier network, such as low-cost country sourcing. Litigation is inherently unpredictable and these claims, regardless of their outcome, may be costly, divert management attention and adversely affect our reputation. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.
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
Failure to develop, obtain, adequately protect or enforce our intellectual property rights could adversely affect our business, and third parties could allege that our products infringe on their intellectual property rights, adversely affecting our business.
Our success depends on our ability to develop technologies and inventions used in our products and to brand such products to obtain intellectual property rights and to protect and enforce such intellectual property rights worldwide. In this regard, we rely on U.S. and foreign patent, trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions; however, procuring, enforcing, and defending patents on our products in all jurisdictions throughout the world would be prohibitively expensive, and the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the U.S.
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
Further, our efforts to enforce our intellectual property rights against infringers may not prove successful and will generally be time consuming and expensive. Successful assertion of our intellectual property rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient intellectual property laws. To the extent we assert our intellectual property rights against third parties, adequate remedies may not be available. If we are unsuccessful in challenging such products on the basis of patent, trademark or other intellectual property misappropriation, continued sales of such imitating products may adversely affect our market share and impact customer perceptions and demand for our products. For example, although we routinely conduct anti-counterfeiting activities in multiple jurisdictions, we have encountered counterfeit reproductions of our products that infringe on our intellectual property rights. We expect pirates to continue counterfeiting certain of our products using our trademarks, which has led to, and will likely continue to cause, loss of sales. It is difficult to police such counterfeiting, particularly on a worldwide basis, and the actions we take to stop such counterfeiting and to establish trademarks and other intellectual property rights may not be adequate to prevent such counterfeiting activities by others. Conversely, third parties may assert infringement or other misappropriation claims against us based on their patents, trademarks or other intellectual property rights. For example, first-fit manufacturers continue to seek and obtain utility and design patents to support claims of intellectual property infringement against manufacturers and distributors of aftermarket products in efforts to restrict or eliminate the sale of aftermarket products.
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
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We may be involved in tax, intellectual property, product liability, product warranty, environmental and antitrust claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, and we may incur judgments or enter into settlements of lawsuits and proceedings that are not covered or not sufficiently covered by insurance. Further, the insurance we carry may not be adequate to protect against unforeseen and damaging events, such as work stoppages and damage to facilities, equipment or reputation. We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters (including as a result of climate change), which could expose us to liability. These exposures could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Human Capital Management
If we lose our senior management or key personnel, our business may be materially and adversely affected.
The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other qualified key personnel. In addition, there continues to be significant demand in our industry for skilled workers. It cannot be assured that we will be able to retain all our current senior management personnel and attract and retain other necessary personnel, including skilled workers, necessary for the development of our business. Further, in the event we do lose key personnel, the success of our business may depend on whether we have appropriate succession plans in place and can implement such plans to identify and integrate new personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and implement succession plans as required could have a material adverse effect on our business, financial condition and results of operations.

We may be materially adversely impacted by work stoppages and other labor matters, including labor shortages and turnover.
Labor is a primary component of operating our business. As of December 30, 2023, we had approximately 14,700 full time employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot ensure that future issues with our labor unions or works councils, or with the labor unions of our customers and vendors will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of labor conflicts. Increased unionization, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Additionally, we have experienced, and may continue to experience, labor shortages, turnover and increased labor costs due to general macroeconomic factors. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of December 30, 2023, the net pension obligation of our underfunded defined benefit pension plans globally was $61.7 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
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
Changes in tax laws can and do occur. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken another project to address the tax challenges of the digitization of the economy. Further work is currently being undertaken by the OECD on its proposal to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (“Pillar One”), and to implement a global minimum tax (“Pillar Two”). In December 2021, the OECD published its Pillar Two model rules and, in December 2022, the E.U. Commission adopted a Directive to implement Pillar Two in the E.U. and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules, which are to apply in respect of the fiscal years beginning from December 31, 2023. The U.K. has implemented certain elements of the Pillar Two proposal with effect in relation to accounting periods commencing on or after December 31, 2023, and during 2023 the U.K. released draft legislation to (i) implement further elements of the OECD agreed Pillar Two model rules in the U.K. and (ii) make proposed amendments to the Pillar Two rules that have already been implemented. All sets of proposals are subject to exemptions and exclusions. Pillar One is generally intended to apply only to entities that are members of a consolidated group with an annual global turnover of at least €20 billion and profitability exceeding 10%, and Pillar Two is generally intended to apply only to entities that are members of a consolidated group with an annual revenue of at least €750 million. However, the details of the proposals are complex and are subject to significant uncertainty, and consultation in respect of certain aspects of the proposals is ongoing. While the impact on the Company will need to be determined by reference to the final rules, we do not currently anticipate a material impact.
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
Risks Related to Our Indebtedness
Our substantial leverage and subsidiary structure could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy, or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.
As of December 30, 2023, the total principal amount of our debt was $2,471.9 million. Specifically, our high level of debt could have important consequences, including the following:
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
If we incur substantial additional debt, from time to time, the risks related to our high level of debt could increase.

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
We may be able to incur significant additional indebtedness in the future to finance working capital, capital expenditures, investments, acquisitions, or for other purposes. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
While interest rates had remained at historically low levels in past years, the Federal Reserve Board increased the federal funds rate in 2022 and 2023 and could increase rates in the future. As a result, interest rates on our credit facility or other variable rate debt could be higher or lower than current levels. As of December 30, 2023, after taking into account our interest rate derivatives, $648.9 million (equivalent), or 26.3%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Certain of our debt agreements impose significant operating and financial restrictions on our subsidiaries and us that could prevent us from capitalizing on business opportunities.
The credit agreements that govern our senior secured term loan facilities and the indenture that governs our notes impose significant operating and financial restrictions on our subsidiaries. These restrictions limit the ability of certain of our subsidiaries to, among other things: incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; or transfer or sell assets.
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

Risks Related to the Ownership of our Ordinary Shares
Our Sponsor has significant influence over us and its interests may conflict with ours in the future.
Our Sponsor beneficially owned approximately 36% of our outstanding ordinary shares as of December 30, 2023. Moreover, under our articles of association (the “Articles”) and our shareholders agreement with our Sponsor, for so long as our Sponsor and its affiliates retain significant ownership of us, such Sponsor will be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our ordinary shares, such Sponsor may be able to prevent a change of control of our company or a change in the composition of our Board and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive other shareholders of an opportunity to receive a premium for ordinary shares as part of a sale of our company and ultimately might affect the market price of our ordinary shares.
Our Sponsor engages in a broad spectrum of activities. In the ordinary course of its business activities, our Sponsor may engage in activities where its interests conflict with our interests or those of our shareholders. Our shareholders’ agreement provides that neither our Sponsor nor any of its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us and our shareholders.
Because we have no current plans to pay dividends on our ordinary shares, our shareholders may not receive any return on their investments unless they sell their ordinary shares for a price greater than that which they paid.
We have no current plans to pay dividends on our ordinary shares. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board. Our Board may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, our shareholders may not receive any return on an investment in our ordinary shares unless such shares are sold for a price greater than that which was paid for them.
Our shareholders may be diluted by the future issuance of additional ordinary shares in connection with our incentive plans, acquisitions or otherwise.
Our shareholders adopted a resolution authorizing our Board to allot our ordinary shares and to grant rights to subscribe for or convert any security into such shares for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Additionally, we have reserved 19.0 million ordinary shares for issuance under our Omnibus Incentive Plan, including 8.2 million shares available for grant as of December 30, 2023. Any ordinary shares that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our ordinary shares.
Future issuances of ordinary shares by us, and the availability for resale of shares held by our Sponsor, may cause the market price of our ordinary shares to decline.
Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our ordinary shares.
Pursuant to a registration rights agreement, we granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our ordinary shares held by them or to participate in future registration of securities by us. In Fiscal 2022, we filed an automatically effective shelf registration statement on Form S-3 that, among other things, registers (i) an indeterminate amount of securities we may issue in the future, and (ii) the resale of 178,587,591 outstanding ordinary shares held by our Sponsor. Shares held by our Sponsor also may be sold pursuant to Rule 144 under the Securities Act subject to certain volume, manner of sale, and other limitations. In Fiscal 2023, our Sponsor sold an aggregate of approximately 82.3 million of our ordinary shares, including approximately 21.9 million ordinary shares repurchased by us. The market price of our ordinary shares declined immediately after the announcement of these sales and could drop significantly in the future if we or our Sponsor sell additional shares or are perceived by the market as intending to sell them. In addition, our Sponsor has pledged, hypothecated or granted security interests in substantially all of the ordinary shares held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of ordinary shares in the public market, which could substantially decrease the market price of our ordinary shares.
We may issue a new class or classes of shares whose terms could adversely affect the voting power or value of our ordinary shares.
Our articles of association, as amended, authorize us to issue, subject to the limit therein on the authority of our Board to allot new shares of the Company, without the approval of the holders of our ordinary shares, a new class or classes of shares, including preference shares, with nominal value in any currency. Such shares may be issued with, or have attached to them, such powers, designations, preferences, voting rights, rights and terms of redemption, and relative participating, optional or other special rights and qualifications, limitations and restrictions as the Board may determine, including rights to (a) receive dividends (which may include rights to receive preferential or cumulative dividends), (b) distributions made on a winding up of the Company, and (c) be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of shares, at such price or prices (subject to the Companies Act 2006 (“Companies Act”)) or at such rates of exchange and with such adjustments as may be determined by our Board.
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
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the U.K. and whose securities are not admitted to trading on a regulated market in the U.K. if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the U.K. This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our Board, the functions of the directors and where they are resident. If at the time of a takeover offer, the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders. Our Sponsor has an interest in over 30% of our voting share capital, and therefore, if the Takeover Panel were to determine that we were subject to the Takeover Code, our Sponsor would be able to increase its aggregate holding in us without triggering the requirement under Rule 9 of the Takeover Code to make a cash offer for the outstanding shares in the issuer. The Takeover Panel previously confirmed to our representatives that, on the basis of our Board, it does not consider the Takeover Code to apply to the Company, although that position is subject to change if our place of central management and control is subsequently found to move to the U.K.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity program is designed to ensure our technology environment is operating and maintained in accordance with best practices, utilizing the National Institute of Standards and Technology framework as a key component of its approach to risk management. To identify, assess, and manage cybersecurity threat risks, the Company:
•maintains a 24-hour cybersecurity team to continuously monitor its technology systems and emerging threat types and to respond to identified vulnerabilities;
•deploys a variety of defenses, including automatic blocking of potential cybersecurity threats;

•utilizes third-party system scanning tools, cybersecurity threat intelligence reports as well as cybersecurity threat reports from its business partners, each of which assists our monitoring efforts;
•utilizes a scoring system to prioritize non-urgent mitigation activities;
•completes annual third-party testing, the results of which are discussed with the Company’s Audit Committee, and periodic third-party table-top exercises and gap assessments;
•maintains a mandatory internal educational program for employees, including phishing simulations, required courses at the time of hire and annually thereafter, and microlearning courses throughout the year, to ensure continual awareness of new and emerging threats;
•has adopted information technology policies applicable to its employees, including the Company’s Acceptable Use Policy, Dual Use Device Policy, Information Security Policy, Password Policy and Security Incident Response Plan (“SIRP”).
The Company conducts reputational analysis and security reviews for certain of its vendors to manage cybersecurity threats from the use of third-party services.
We continue to make investments to enhance the protection of our information technology systems and our business from cybersecurity incidents, including maintaining a cybersecurity insurance policy. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, please see Item 1A. Risk Factors“—Risks Related to Cybersecurity and Information Systems” for further information.
Governance
Our Board, with the assistance of its audit committee (“Audit Committee”), oversees the Company’s cybersecurity programs and strategies. At least annually, the Board receives a report on the Company’s information technology strategy, including cybersecurity measures, from our Chief Information Officer (“CIO”). The Audit Committee oversees the Company’s guidelines and policies with respect to risk assessment and risk management, including risk exposures related to information security, cybersecurity and data protection, and the steps management has taken to monitor and control such exposures. At least quarterly, the Audit Committee receives a report from our CIO on the Company’s cybersecurity risks and mitigation activities, including reports of any significant cybersecurity incident affecting the Company.
Assessment and management of the Company’s risks from cybersecurity threats is led by our Chief Information Security Officer (“CISO”) and our CIO to whom our CISO reports. Our CISO maintains our SIRP and manages day-to-day incident identification, assessment and management and continuously updates our CIO on such matters. Our CIO and CISO lead our overall cybersecurity risk management program, including ongoing assessments of system vulnerabilities and mitigation efforts. Our CISO or CIO escalates cybersecurity incidents to other members of the Company’s leadership, as appropriate. In addition, to ensure cybersecurity risks are considered within the Company’s ERM process, our CIO serves on our Enterprise Risk Committee which directs the ERM process.
Our CISO has over 11 years of experience assisting organizations in responding to cybersecurity incidents, serving as a chief information security officer for the past five years. He holds a Certified Information Systems Security Professional certification and a master’s degree in information technology management, with an emphasis on cybersecurity. He has also completed several supplemental courses on cyber incident response, including SANS 504 - Hacker Tools, Techniques, and Incident Handling.
Our CIO has over 20 years of experience in cybersecurity. He founded and built Internet start-ups and Internet Service Providers, protecting them from threats, and responding to cybersecurity events. He has rebuilt and directed cybersecurity departments in global public companies for the last six years. He is an advisory board member for various cybersecurity and technology companies and holds a B.S. in Computer Science and an MBA.
Item 2. Properties
We operate from over 100 locations in 30 countries across the Americas, Europe, Asia, Australia and Africa. Our corporate headquarters is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Luxembourg, Shanghai, and Singapore.
Included in our property, plant and equipment are land and buildings with a net carrying amount of $212.4 million as of December 30, 2023, compared to $214.0 million as of December 31, 2022, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, but predominantly in North America. As of December 30, 2023, Gates owned 30 of these facilities, including 23 manufacturing or service centers.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 5, 2024, there were three holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these record holders, including through banks, brokers, and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2023 compared to Fiscal 2022. For discussion and analysis of our financial condition and results of operations for Fiscal 2022 compared to Fiscal 2021, see Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2022, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers (“first-fit”) as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including: automotive replacement and first-fit; diversified industrial; industrial off-highway; industrial on-highway; and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventative, replacement cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of well-known customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of our end markets and the regions in which we operate.
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
During Fiscal 2023, sales into replacement channels accounted for approximately 64% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2023, sales into first-fit channels accounted for approximately 36% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.

Our operations are supported largely by local supply chains. Where necessary, we have taken steps to qualify additional suppliers to ensure we are able to maintain continuity of supply. Although we have not experienced any significant operational disruptions to date, we have incurred meaningful operational inefficiencies. During Fiscal 2023, previous challenges related to supply chains, logistics, and inflation continued to ease, which improved our productivity and expanded our profitability. We continue to make progress on improving our inventory position and turnover to meet our customer demands.
Global conflicts, such as the conflict between Russia and Ukraine and the sanctions and counter-sanctions imposed in response to it, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, particularly in 2022 and early 2023.
During 2022, our operations in China were further impacted by the COVID-19 pandemic and related government actions, resulting in a modest loss of production, sales and profitability as well as decreased customer demand and labor availability. Although these conditions improved in 2023, we may experience future production or distribution disruptions associated with public health crises where individual locations are temporarily closed or productivity is reduced by government mandates or as a result of supply chain or labor disruptions, which could place further constraints on our ability to produce or deliver our products and meet customer demand or increase our costs. We may also continue to experience periods of inconsistency in customer demand.
We continue to monitor the macroeconomic environment, geopolitical conditions, and industry trends that may impact our business. While we may experience a certain level of inventory de-stocking from our customers and slower demand in the first half of 2024 as a result of the current economic environment, we are optimistic to see a rebound of demand later in the year and the continued normalization of the operating environment in 2024.
Results for the year ended December 30, 2023 compared to the results for the year ended December 31, 2022
Summary Gates Performance

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Net sales	$3,570.2	$3,554.2
Cost of sales	2,211.3	2,303.6
Gross profit	1,358.9	1,250.6
Selling, general and administrative expenses	882.2	853.7
Transaction-related expenses	2.2	2.1
Asset impairments	0.1	1.1
Restructuring expenses	11.6	9.5
Other operating expenses	0.2	0.2
Operating income from continuing operations	462.6	384.0
Interest expense	163.2	139.4
Other expense (income)	14.1	(13.2)
Income from continuing operations before taxes	285.3	257.8
Income tax expense	28.3	14.9
Net income from continuing operations	$257.0	$242.9

Adjusted EBITDA(1)	$747.0	$680.6
Adjusted EBITDA margin	20.9%	19.1%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during Fiscal 2023 were $3,570.2 million, compared to $3,554.2 million during the prior year, an increase of 0.5%, or $16.0 million, driven primarily by a $200.4 million benefit from pricing, partially offset by the impact of lower volumes. In addition, our net sales for Fiscal 2023 were adversely impacted by movements in average currency exchange rates of $8.9 million compared to the prior year, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Chinese Renminbi, Turkish Lira, Canadian Dollar, Japanese Yen and Indian Rupee, partially offset by the weakening of the U.S. dollar against the Mexican Peso and the Euro. As such, core sales increased by $24.9 million, or 0.7%, during Fiscal 2023 compared to the prior year.
The overall core sales improvements were primarily driven by increases in sales to customers in our automotive channels, with automotive replacement sales up by 6.1% and automotive first fit sales up by 7.5%. The majority of this growth was focused in EMEA, Greater China and South America, where automotive sales grew by 15.4%, 6.9% and 15.4%, respectively, during Fiscal 2023 compared to the prior year. Total sales to industrial end markets decreased by 3.2% during Fiscal 2023 compared to the prior period, particularly driven by a decrease in sales in the diversified industrial and personal mobility end markets of 7.1% and 24.6%, respectively, in comparing to the prior period. Particularly, the diversified industrial end market experienced sales declines of 12.4%, 3.5% and 12.8%, respectively, in EMEA, North America and Greater China during Fiscal 2023 compared to the prior year. Personal mobility experienced sales declines of 28.5% and 28.8%, respectively, in North America and EMEA during Fiscal 2023 compared to the prior year.
Cost of sales
Cost of sales for Fiscal 2023 was $2,211.3 million, compared to $2,303.6 million for the prior year, a decrease of 4.0%, or $92.3 million. This decrease was primarily attributable to lower volumes, favorable movements in average currency exchange rates and improved inbound freight costs totaling $154.2 million, partially offset by lower absorption of fixed costs and higher inflation related costs.
Gross profit
As a result of the factors described above, gross profit for Fiscal 2023 was $1,358.9 million, compared to $1,250.6 million for the prior year period, an increase of 8.7% or $108.3 million. Our gross profit margin increased by 290 basis points to 38.1% for Fiscal 2023.
Selling, general and administrative expenses
SG&A expenses for Fiscal 2023 were $882.2 million compared to $853.7 million for the prior year. This increase of $28.5 million was driven primarily by an increase in labor and benefits expense of $38.4 million, partially offset by lower share-based compensation costs of $16.9 million largely due to the March 2022 vesting of certain pre-IPO options as discussed further in Note 18 to the condensed consolidated financial statements included elsewhere in this report.
Transaction-related expenses
Transaction-related expenses of $2.2 million were incurred during Fiscal 2023, related primarily to the secondary offerings completed in May, August, and December of 2023, fees for amending the New Dollar Term Loans in October 2023 and certain other corporate transactions. Transaction-related expenses of $2.1 million were incurred during the prior year, related primarily to the secondary offering completed in March 2022 and certain other corporate transactions.
Restructuring expenses
Our restructuring initiatives are primarily intended to optimize our manufacturing and distribution footprint over the mid-term by removing structural fixed costs, and to streamline our SG&A back-office functions.

Restructuring and other strategic initiatives during Fiscal 2023 related primarily to relocating certain production activities in China and Mexico, which included severance and other costs of $4.5 million and $3.0 million, respectively. Additionally, we incurred $0.7 million in severance and other costs related to optimizing production in Europe and $0.9 million of non-severance labor and benefit costs related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs during the period included $3.4 million for legal and consulting expenses, as well as activities associated with prior period facility closures or relocations in several countries.
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
Interest expense

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Debt:
—Dollar Term Loans	$113.7	$71.2
—Euro Term Loan	—	19.0
—Dollar Senior Notes	35.5	35.4
—Other loans	1.8	1.0
	151.0	126.6
Amortization of deferred issuance costs	9.1	10.0
Other interest expense	3.1	2.8
	$163.2	$139.4
Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this report.
Interest on debt for Fiscal 2023 increased by $24.4 million when compared to the prior year primarily due to higher interest rates on the Dollar Term Loans, partially offset by the impact of derivatives. In addition, interest expense on other loans increased by $0.8 million during Fiscal 2023 due to higher interest rates and higher borrowing amounts under the asset-backed revolver.
Amortization of deferred issuance costs during Fiscal 2022 included the accelerated amortization of $2.2 million due to the repayment of the Euro Term Loan on November 16, 2022. Additional deferred issuance costs incurred from issuing the New Dollar Term Loans in November 2022 added to amortization expense in Fiscal 2023.

Other expenses (income)

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Interest income on bank deposits	$(17.5)	$(3.6)
Foreign currency loss (gain) on net debt and hedging instruments	4.2	(10.2)
Net adjustments related to post-retirement benefits	(3.0)	(6.5)
Foreign currency loss on hyperinflation remeasurement	22.6	2.4
Other	7.8	4.7
	$14.1	$(13.2)
Other expenses for Fiscal 2023 were $14.1 million, compared to an income of $13.2 million in the prior year. The economies of Türkiye and Argentina are both designated as highly inflationary economies under U.S. GAAP. The functional currencies for a portion of our Türkiye operations and our Argentina operations were each previously changed from their local currency to the U.S. dollar as a result of applying highly-inflationary accounting treatment. During Fiscal 2023, the foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies increased by $20.2 million compared to the prior year period. Additionally, this change was also driven by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments and higher interest costs on post-retirement obligations based on the most recent actuarial valuations, partially offset by increased interest income on our bank deposits.
Income tax expense (benefit)
For Fiscal 2023, we had an income tax expense of $28.3 million on pre-tax income of $285.3 million, which resulted in an effective tax rate of 9.9% compared to an income tax expense of $14.9 million on pre-tax income of $257.8 million, which resulted in an effective tax rate of 5.8% for Fiscal 2022.
The effective tax rate for Fiscal 2023 was driven primarily by tax benefits related to $13.3 million of manufacturing incentives, $12.3 million of unrecognized tax benefits primarily due to audit settlement, $9.9 million of company-owned life insurance deductions, $8.8 million of change in valuation allowance, and $4.4 million of state tax provision (net of federal benefit); offset by tax expense related to $7.4 million of tax on international operations, $1.7 million of currency exchange rate movements and $1.0 million of net other expense.
The effective tax rate for Fiscal 2022 was driven primarily by tax benefits related to $53.1 million of changes in valuation allowance (offset by $53.1 million of tax on international operations) including $15.3 million for the partial release of valuation allowance on deferred tax assets for U.S. foreign tax credits , $25.2 million of unrecognized tax benefits primarily due to $26.4 million of lapsed statute of limitations, $10.0 million of manufacturing incentives, $8.1 million of company-owned life insurance deductions, and $0.6 million of state tax provision (net of federal benefit); offset by tax expense related to $53.1 million of tax on international operations, $5.4 million of net other expense and $4.8 million related to currency exchange rate movement.
In December 2021, the OECD published its Pillar Two model rules, which generally provide for a minimum effective tax rate of 15%. In December 2022, the E.U. Commission adopted a Directive to implement Pillar Two in the E.U., containing detailed rules for top up tax in respect of certain low taxed entities. In July 2022, the U.K. released draft legislation to implement the OECD agreed Pillar Two model rules in the U.K., which is expected to apply for accounting periods beginning on or after December 31, 2023. All sets of proposals are subject to exemptions and exclusions, and are generally intended to apply only to entities that are members of a consolidated group with an annual revenue of at least €750 million. However, while the detail of the proposals is subject to change and the impact on the Company will need to be determined by reference to the final rules, we do not currently anticipate a material impact.
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

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may materially impact our financial statements.
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2023 that it was more likely than not that deferred income tax assets in the U.S. related to net operating losses totaling $2.1 million are realizable as a result of changes in estimates of taxable profits against which these losses can be utilized. In Fiscal 2022 we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $15.3 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
Adjusted EBITDA
Adjusted EBITDA for Fiscal 2023 was $747.0 million, compared to $680.6 million in the prior year, an increase of 9.8% or $66.4 million. The Adjusted EBITDA margin was 20.9% for Fiscal 2023, a 180 basis point improvement from the prior year. The increase in Adjusted EBITDA was driven primarily by the increase in gross profit of $108.3 million, as described above, partially offset by higher labor and benefit expenses.
For a reconciliation of net income to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.4% of Gates’ net sales for the year ended December 30, 2023)

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	Period over period change
Net sales	$2,191.2	$2,173.7	0.8%
Adjusted EBITDA	$460.6	$404.0	14.0%
Adjusted EBITDA margin	21.0%	18.6%
Net sales in Power Transmission for Fiscal 2023 increased by 0.8%, or $17.5 million, driven primarily by a $116.3 million benefit from pricing, partially offset by the impact of lower volumes. In addition, Power Transmission net sales were adversely impacted by movements in average currency exchange rates of $18.9 million. As such, core sales increased by 1.7%, or $36.4 million, compared to the prior year.
Power Transmission’s overall core sales to automotive customers grew by 8.1% during Fiscal 2023, compared to the prior year periods. Automotive growth during Fiscal 2023 was focused in EMEA, South America and Greater China, which experienced core sales growth of 15.4%, 16.6% and 6.3%, respectively, compared to the prior year period. The overall growth in power transmission core sales was partially offset by a 7.6% decline of sales in the industrial channel during Fiscal 2023, compared to the prior year. The decline within the industrial channel was focused in EMEA and North America, with core sales declines of 17.9% and 8.4%, respectively, compared to the prior year period. Personal mobility and diversified industrial experienced declines of 26.9% and 7.8%. respectively, compared to the prior year period, primarily in North America and EMEA.
Power Transmission Adjusted EBITDA for Fiscal 2023 increased by 14.0% or $56.6 million compared to the prior year, driven primarily by the benefit from pricing, partially offset by lower volumes and higher inflation-related costs. As a result, the Adjusted EBITDA margin for Fiscal 2023 was 21.0%, a 240 basis point increase from the prior year.

Fluid Power (38.6% of Gates’ net sales for the year ended December 30, 2023)

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	Period over period change
Net sales	$1,379.0	$1,380.5	(0.1%)
Adjusted EBITDA	$286.4	$276.6	3.5%
Adjusted EBITDA margin	20.8%	20.0%
Net sales in Fluid Power for Fiscal 2023 decreased by 0.1%, or $1.5 million, compared to the prior year, driven primarily by the impact of lower volumes, mostly offset by an $84.1 million benefit from pricing. In addition, Fluid Power net sales were favorably impacted by movements in average currency exchange rates of $10.0 million. As such, core sales decreased by 0.8%, or $11.5 million compared to the prior year.
Fluid Power’s core sales decline in Fiscal 2023 was driven by decreased sales to both industrial and automotive customers. Sales to industrial channels decreased by 1.0%, and automotive channels declined by 0.2%, respectively, compared to the prior year period. The decline of industrial sales were primarily in North America, South America and Greater China, which had declines of 1.3%, 18.5% and 13.2%, respectively, compared to the prior year period. The agriculture and diversified industrial end markets, which drove most of the industrial sales, had declines of 11.9% and 5.7%, respectively. This decline was partially offset by an increase in sales to the energy end market of 7.5%.
Fluid Power Adjusted EBITDA for Fiscal 2023 increased by 3.5%, or $9.8 million compared to the prior year period, driven primarily by pricing, partially offset by lower volumes and increased labor and benefits cost. As a result, the Adjusted EBITDA margin was 20.8%, an 80 basis point improvement from the prior year.
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
As market conditions warrant, we and/or our Sponsor may from time to time seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
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

Cash Flow
Year ended December 30, 2023 compared to the year ended December 31, 2022
Cash provided by operating activities was $481.0 million during Fiscal 2023 compared to cash provided by operating activities of $265.8 million during the prior year period, driven primarily by an improvement of $194.6 million in trade working capital movement, combined with improved operating performance in Fiscal 2023 and a decrease of $7.3 million in taxes paid. These increases in operating cash flows are partially offset by an increase of $36.4 million cash paid for interest in the current year period.
Net cash used in investing activities during Fiscal 2023 was $81.8 million, compared to $90.7 million in the prior year period. The decrease of cash used in investing activities was primarily driven by decreased capital expenditures of $15.6 million in Fiscal 2023 compared to the prior year period, partially offset by a $6.0 million increase in net cash paid under company-owned life insurance policies.
Net cash used in financing activities was $258.3 million during Fiscal 2023, compared to $253.1 million in the prior year period. Fiscal 2023 outflows were primarily related to the $251.7 million paid to acquire shares under a share repurchase program through an intermediary from Blackstone as further described in Note 19 to the consolidated financial statements included elsewhere in this report, as compared to $175.9 million paid to acquire shares under a share repurchase program in Fiscal 2022. The increase of cash outflows for share repurchases compared to the prior year period was partially offset by decreased debt issuance costs paid of $22.0 million in Fiscal 2023, $12.3 million lower debt repayments net of borrowings, and $10.5 million in lower dividends paid to non-controlling interest shareholders in Fiscal 2023.
Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 30, 2023	As of December 31, 2022	As of December 30, 2023	As of December 31, 2022
Debt:
—Secured
Dollar Term Loans	$1,870.3	$1,883.3	$1,903.9	$1,923.4
—Unsecured
Dollar Senior Notes	581.2	579.7	568.0	568.0
	$2,451.5	$2,463.0	$2,471.9	$2,491.4
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this annual report.
Debt drawings and redemptions
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 to the consolidated financial statements included elsewhere in this annual report. The balance on the asset-backed revolving credit facility was fully paid off during the year ended December 30, 2023.

On November 16, 2022, we issued a new tranche of $575.0 million of dollar-denominated term loans (“New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the then-outstanding Dollar Term Loans (the “Existing Dollar Term Loans”), except bearing interest at the borrower’s option at either Term SOFR (as defined in the credit agreement) plus 3.50% margin per annum, subject to a 0.50% per annum Term SOFR floor, or at the base rate plus 2.50% per annum, subject to a 1.50% per annum base rate floor. The New Dollar Term Loans require quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. Issuance discounts and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loan have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).
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
On March 1, 2023, we amended the Existing Dollar Term Loans, revolving credit facility and asset-backed revolver, which bore interest at LIBOR plus an applicable margin. The amendments modified the reference rates for borrowings in dollar from LIBOR to Term SOFR or Adjusted Term SOFR, as applicable. For further information on the facilities, see Note 15 to the consolidated financial statements included elsewhere in this annual report.
On November 16, 2022, we amended the credit agreement governing our term loan facilities to pay off and replace our Euro Term Loan with a new class of $575.0 million of New Dollar Term Loans as described above.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended December 30, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 73% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 30, 2023, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 67% of our total assets and approximately 26% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During Fiscal 2023, our Net Debt decreased by $161.7 million from $1,913.0 million as of December 31, 2022 to $1,751.3 million as of December 30, 2023. Net Debt was impacted favorably by $1.7 million due to movements in currency exchange rates. Excluding this impact, Net Debt decreased by $160.0 million, which was driven primarily by cash provided by operating activities of $481.0 million, partially offset by $251.7 million paid to acquire shares under our share repurchase program, capital expenditures of $71.4 million, and dividends paid to non-controlling interests of $18.2 million during Fiscal 2023.
Borrowing Headroom
As of December 30, 2023, our asset-backed revolving credit facility had a borrowing base of $250.0 million, being the maximum amount we can draw down based on the current value of the secured assets. As of December 30, 2023, there were letters of credit outstanding against the facility amounting to $29.7 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million, with no amounts drawn as of December 30, 2023. As of December 30, 2023, our total committed borrowing headroom was $470.3 million, in addition to cash balances of $720.6 million.

Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 30, 2023 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $79.4 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2024	2025 and 2026	2027 and 2028	2029 and beyond
Debt:
—Principal	$2,471.9	$19.5	$607.0	$1,306.3	$539.1
—Interest payments(1)	582.2	180.4	275.6	92.2	34.0
Finance leases	1.7	0.8	0.9	—	—
Operating leases	161.1	28.0	45.3	31.7	56.1
Post-retirement benefits(2)	10.3	10.3	—	—	—
Purchase obligations(3)	45.4	27.3	14.0	4.1	—
Total	$3,272.6	$266.3	$942.8	$1,434.3	$629.2
(1)    Future interest payments include payments on fixed and floating rate debt. Floating rate interest payments are estimated based on forward market interest rates and terms prevailing as of December 30, 2023.
(2)    Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in 2024. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
(3)    A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Cash Balances
As of December 30, 2023, our total cash and cash equivalents were $720.6 million, compared to $578.4 million as of December 31, 2022.
Restricted cash was $3.4 million as of December 30, 2023, compared to $3.0 million as of December 31, 2022, including $0.5 million and $0.6 million as of December 30, 2023 and December 31, 2022, respectively, both of which were held in escrow for insurance purposes. Cash held in our non-wholly owned Asian subsidiaries was $182.4 million and $161.3 million as of December 30, 2023 and December 31, 2022, respectively.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Net income from continuing operations	$257.0	$242.9	$331.3
Income tax expense	28.3	14.9	18.4
Net interest and other expenses	177.3	126.2	134.4
Depreciation and amortization	217.5	217.2	222.6
EBITDA	680.1	601.2	706.7
Transaction-related expenses (1)	2.2	2.1	3.7
Asset impairments	0.1	1.1	0.6
Restructuring expenses	11.6	9.5	7.4
Share-based compensation expense	27.4	44.3	24.6
Inventory impairments and adjustments (2) (included in cost of sales)	7.4	20.9	1.4
Severance expenses (included in cost of sales)	0.4	0.8	—
Severance expenses (included in SG&A)	1.0	0.5	0.7
Credit loss related to customer bankruptcy (included in SG&A) (3)	11.4	—	—
Cybersecurity incident expenses (4)	5.2	—	—
Other items not directly related to current operations	0.2	0.2	(9.3)
Adjusted EBITDA	$747.0	$680.6	$735.8
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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded a $11.4 million pre-tax charge during Fiscal 2023 to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
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

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$3,570.2	$3,554.2	$3,474.4
Adjusted EBITDA	$747.0	$680.6	$735.8
Adjusted EBITDA margin	20.9%	19.1%	21.2%

Core sales growth reconciliations
Core sales growth is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals, when applicable. We present core revenue growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by impacts of acquisitions or disposals. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

	For the year ended December 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 30, 2023	$2,191.2	$1,379.0	$3,570.2
Impact on net sales of movements in currency rates	18.9	(10.0)	8.9
Core revenue for the year ended December 30, 2023	2,210.1	1,369.0	3,579.1

Net sales for the year ended December 31, 2022	2,173.7	1,380.5	3,554.2
Increase (decrease) in net sales on a core basis (core revenue)	$36.4	$(11.5)	$24.9

Core sales growth	1.7%	(0.8)%	0.7%

	For the year ended December 31, 2022
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 31, 2022	$2,173.7	$1,380.5	$3,554.2
Impact on net sales of movements in currency rates	149.2	35.9	185.1
Core revenue for the year ended December 31, 2022	2,322.9	1,416.4	3,739.3

Net sales for the year ended January 1, 2022	2,216.3	1,258.1	3,474.4
Increase in net sales on a core basis (core revenue)	$106.6	$158.3	$264.9

Core sales growth	4.8%	12.6%	7.6%
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
Net debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net debt was as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Principal amount of debt	$2,471.9	$2,491.4
Less: Cash and cash equivalents	(720.6)	(578.4)
Net debt	$1,751.3	$1,913.0

The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Principal amount of debt	$2,471.9	$2,491.4
Accrued interest	17.0	17.1
Deferred issuance costs	(37.4)	(45.5)
Carrying amount of debt	$2,451.5	$2,463.0
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our revolving credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our revolving credit facility, our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $4.6 million.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $333.6 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of December 30, 2023, compared to a payable of $117.3 million as of December 31, 2022, and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $3.5 million and $6.4 million as of December 30, 2023 and December 31, 2022, respectively.
Critical Accounting Estimates and Judgments
Details of our significant accounting policies are set out in Note 2 to our audited consolidated financial statements included elsewhere in this annual report.
When applying our accounting policies, we must make assumptions, judgments and estimates concerning the future that affect the reported amounts of assets, liabilities, revenue and expenses. We make these assumptions, estimates and judgments based on factors such as historical experience, the observance of trends in the industries in which we operate and information available from our customers and other outside sources. Due to the inherent uncertainty involved in making assumptions, estimates and judgments, the actual outcomes could be different. The policies discussed below are considered by management to be more critical than other policies because their application involves a significant amount of estimation uncertainty that increases the risk of a material adjustment to the carrying amounts of our assets and liabilities.
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
Management based the fair value calculations on a weighted blend of the income and market approaches. The income approach was based on cash flow forecasts derived from the most recent financial plans approved by the Board, in which the principal assumptions were those regarding sales growth rates, selling prices and changes in direct costs. Forecasts for the future years were based on region-specific growth or decline assumptions determined by management, taking into account market trends and strategic initiatives. The terminal growth rate for both reporting units was set at 2.5%, a rate that does not exceed the expected long-term growth rates in the respective principal end markets.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2023 were 12.1% and 11.5% for the Power Transmission and Fluid Power reporting units, respectively.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2023.
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
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2023 impairment test was 12.9%. As a result of the impairment testing, no impairment was recognized during Fiscal 2023.
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
We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2023, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $2.1 million were realizable. During Fiscal 2022, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $15.3 million were realizable.

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
The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Cash and cash equivalents by currency:
—U.S. dollar	$343.9	$244.6
—Chinese Yuan Renminbi	105.2	115.9
—Indian Rupee	27.7	17.4
—Euro	41.8	32.2
—Japanese Yen	37.3	29.6
—Other	164.7	138.7
	$720.6	$578.4
Principal amount of debt by currency:
—U.S. dollar	$1,385.9	$1,684.9
—Euro	835.4	806.5
—Chinese Yuan Renminbi	250.6	—
	$2,471.9	$2,491.4
As described in Note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2023 we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million, designated as a net investment hedge of certain of our Chinese operations. During Fiscal 2022, we refinanced and replaced our Euro-denominated term loan with new U.S. Dollar term loans and executed additional cross currency swaps that have been designated as net investment hedges in the principal amount of €501.6 million, and as a result, the net investment hedging designated on our Euro-denominated debt no longer exists. As of December 30, 2023, the aggregated notional principal amount of the cross currency swaps was €756.1 million and ¥1,784.0 million compared to €756.1 million as of December 31, 2022.
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

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 30, 2023
Maturity date:
—June 2025	$870.0	—%	2.5%	5.4%	—%	1 month Term SOFR
—November 2027	$385.0	—%	7.6%	8.9%	—%	1 month Term SOFR
As of December 31, 2022
Maturity date:
—June 2025	$870.0	—%	2.5%	4.4%	—%	1 month LIBOR
—November 2027	$385.0	—%	7.6%	7.8%	—%	1 month Term SOFR
The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 30, 2023				As of December 31, 2022
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents	364.4	—	356.2	720.6	222.5	—	355.9	578.4
Restricted cash	—	—	3.4	3.4	—	—	3.0	3.0
	364.4	—	359.6	724.0	222.5	—	358.9	581.4
Financial liabilities:
Debt	(648.9)	(1,823.0)	—	(2,471.9)	(668.4)	(1,823.0)	—	(2,491.4)
Obligations under finance leases	—	(1.7)	—	(1.7)	—	(2.4)	—	(2.4)
	(648.9)	(1,824.7)	—	(2,473.6)	(668.4)	(1,825.4)	—	(2,493.8)
	$(284.5)	$(1,824.7)	$359.6	$(1,749.6)	$(445.9)	$(1,825.4)	$358.9	$(1,912.4)
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
To mitigate the credit risk attributable to our trade receivables, we perform credit verifications and monitor closely the creditworthiness of new and existing customers. The amounts presented in the balance sheet for trade receivables are net of allowances for expected credit losses. We develop expected loss estimates based either on the aging profile of outstanding receivables or by applying an experience factor (either a percentage of sales or a percentage of open receivables). These methodologies are based primarily on historical trends and experience, but credit controllers also regularly assess individual customer accounts to identify any potential increases or decreases in the level of expected credit loss needed to be applied to each customer based on current circumstances and future expectations.
Two customers of our North America businesses accounted for 12.5% and 9.6%, respectively, of our total trade accounts receivable balance as of December 30, 2023, compared to 15.3% and 8.4%, respectively, as of December 31, 2022. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2023, the Company’s disclosure controls and procedures were effective.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 30, 2023, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 30, 2023. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 30, 2023.
Deloitte & Touche LLP (PCAOB ID No. 34), the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of December 30, 2023, as stated in its report which is included herein.
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
Trading Arrangements
During the three months ended December 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2024 annual general meeting of shareholders (our “2024 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of December 30, 2023, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2024 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 30, 2023, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2024 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 30, 2023, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2024 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 30, 2023, under the headings “Corporate Governance” and “Related-Person Transactions Policies and Procedures.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2024 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 30, 2023, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc	10-K	4.1	2/10/2021
4.2	Indenture, dated as of November 22, 2019, by and among Gates Global LLC, Gates Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee, which includes the Form of 6.25% Senior Notes due 2026	8-K	4.1	11/27/2019
10.1	Shareholders Agreement	8-K	10.1	1/29/2018
10.2	Registration Rights Agreement	8-K	10.2	1/29/2018
10.3	Monitoring Fee Agreement	8-K	10.3	1/29/2018
10.4	Support and Services Agreement	8-K	10.4	1/29/2018
10.5	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.6	Second Amended and Restated Credit Agreement, dated as of November 18, 2021, among the U.S. Borrower, the Canadian Borrower, the other guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.2	11/22/2021
10.7	Amendment No. 1, dated as of March 1, 2023, to the Second Amended and Restated Credit Agreement, dated as of November 18, 2021, among the U.S. Borrower, the Canadian Borrower, the other guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent and the other parties and lenders	10-Q	10.2	5/4/2023
10.8	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017

10.9	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017
10.10	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017
10.11	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.12	Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	3/1/2021
10.13	Amendment No. 5, dated as of November 18, 2021, to the Credit Agreement, dated as of July 3, 2014 among the U.S. Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	11/22/2021
10.14	Amendment No. 6, dated as of November 16, 2022, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	10.1	11/21/2022
10.15	Amendment No. 7, dated as of March 1, 2023, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	10.1	5/4/2023
10.16	Amendment No. 8, dated as of October 10, 2023, to the Credit Agreement dated as of July 3, 2014 among Omaha Holdings LLC, Gates Global LLC, Gates Corporation, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	11/3/2023
10.17	ABL Intercreditor Agreement, dated as of July 3, 2014, among Citibank, N.A., as ABL agent, Credit Suisse AG, Cayman Islands Branch, as cash flow agent, Gates Global LLC, Omaha Holdings LLC and the other grantors party thereto	S-1	10.23	12/27/2017
10.18	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.19	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.20	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.21	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.22	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek)†	10-K	10.16	2/14/2019
10.23	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Tom Pitstick)†	10-K	10.17	2/14/2019
10.24	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.25	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Tom Pitstick)†	10-K	10.19	2/14/2019
10.26	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019

10.27	Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.21	2/14/2019
10.28	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2015 Non-Employee Director Stock Incentive Plan†	10-K	10.22	2/14/2019
10.29	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.30	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	5/3/2018
10.31	Form of Time-Based Restricted Stock Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.2	11/2/2018
10.32	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	11/2/2018
10.33	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.4	11/2/2018
10.34	Form of Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.5	11/2/2018
10.35	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.1	5/8/2019
10.36	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee)†	10-Q	10.2	5/8/2019
10.37	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director)†	10-Q	10.3	5/8/2019
10.38	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.4	5/8/2019
10.39	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019
10.40	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.34	2/21/2020
10.41	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.35	2/21/2020
10.42	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.†	10-K	10.36	2/21/2020
10.43	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.44	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.45	Form of Executive Severance Plan†	S-1	10.15	12/27/2017
10.46	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Incentive Clawback Policy (including form of Agreement)†*
99.1	Section 13(r) Disclosure*

101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 30, 2023, December 31, 2022 and January 1, 2022 (ii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 (iii) Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 (v) Consolidated Statements of Shareholders' Equity for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, and (vi) Notes to the Consolidated Financial Statements.*

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
(On behalf of the Registrant and as Principal Financial Officer)
Date: February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2024.

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
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Goodwill and Other Intangible Assets — Refer to Notes 2, 10 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a weighted blend of the income and the market approaches. Similarly, the Company’s evaluation of its brands and trade names intangible assets involves the comparison of the fair value of the brands and trade names intangible assets to its carrying value. The Company determined the fair value of the brands and trade names intangible asset using a relief from royalty valuation methodology. The determination of the fair value for both the goodwill and brands and trade names intangible asset impairment analyses required management to make significant estimates and assumptions.
The goodwill balance was $2,038.7 million as of December 30, 2023, of which $700.2 million and $1,338.5 million were allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brands and trade names intangible asset balance was $469.4 million as of December 30, 2023. The fair value of the brands and trade names intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of goodwill and the brands and trade names intangible asset for its impairment analyses, performing audit procedures to evaluate the reasonableness of management’s forecasts of future sales and the discount rates used in the impairment tests required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of sales growth rates and the discount rate used by management to estimate the fair value of goodwill and the brands and trade names intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brands and trade names intangible asset impairment evaluations, including those over the determination of the fair value of goodwill and the brands and trade names intangible asset, and controls related to management’s review of the assumptions described above.
•We evaluated management’s ability to accurately forecast sales by comparing actual results to management’s historical forecasts to determine if the difference between historical forecast and actual results would have a material impact on the goodwill and brands and trade names intangible asset impairment analyses.
•We evaluated the reasonableness of management’s revenue forecasts by comparing to:
◦Macroeconomic data on projected growth
◦Internal communications to management and the Board of Directors
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s revenue forecasts by comparing to historical and projected financial information of peer companies and other industry participants from external market sources.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management

/s/ Deloitte & Touche LLP

Denver, Colorado
February 8, 2024
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$3,570.2	$3,554.2	$3,474.4
Cost of sales	2,211.3	2,303.6	2,135.2
Gross profit	1,358.9	1,250.6	1,339.2
Selling, general and administrative expenses	882.2	853.7	852.7
Transaction-related expenses	2.2	2.1	3.7
Asset impairments	0.1	1.1	0.6
Restructuring expenses	11.6	9.5	7.4
Other operating expenses (income)	0.2	0.2	(9.3)
Operating income from continuing operations	462.6	384.0	484.1
Interest expense	163.2	139.4	133.5
Other expenses (income)	14.1	(13.2)	0.9
Income from continuing operations before taxes	285.3	257.8	349.7
Income tax expense	28.3	14.9	18.4
Net income from continuing operations	257.0	242.9	331.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.6	0.4	—
Net income	256.4	242.5	331.3
Less: non-controlling interests	23.5	21.7	34.2
Net income attributable to shareholders	$232.9	$220.8	$297.1

Earnings per share
Basic
Earnings per share from continuing operations	$0.86	$0.78	$1.02
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.86	$0.78	$1.02

Diluted
Earnings per share from continuing operations	$0.84	$0.77	$1.00
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.84	$0.77	$1.00
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$256.4	$242.5	$331.3
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax expense, respectively, of $(4.3), $(2.5) and $0.0	128.5	(159.5)	(105.6)
—(Loss) gain on net investment hedges, net of tax benefit, respectively, of $5.4, $8.6 and $0.0	(27.8)	2.9	33.8
Total foreign currency translation movements	100.7	(156.6)	(71.8)
Cash flow hedges (interest rate derivatives):
—Gain arising in the period, net of tax expense, respectively, of $(1.8), $(15.4) and $(2.9)	5.6	46.3	8.8
—Reclassification to net income, net of tax benefit (expense), respectively, of $6.0, $(3.5) and $(5.4)	(18.1)	10.4	16.2
Total cash flow hedges movements	(12.5)	56.7	25.0
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit (expense), respectively, of $3.6, $11.0 and $(5.9)	(10.3)	(33.4)	21.6
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $1.1, $0.5 and $0.0	(2.4)	(0.5)	0.1
Total post-retirement benefits movements	(12.7)	(33.9)	21.7
Other comprehensive income (loss)	75.5	(133.8)	(25.1)
Comprehensive income for the period	$331.9	$108.7	$306.2

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$322.8	$128.6	$277.3
—Loss arising from discontinued operations	(0.6)	(0.4)	—
	322.2	128.2	277.3
Comprehensive income (loss) attributable to non-controlling interests	9.7	(19.5)	28.9
Comprehensive income for the period	$331.9	$108.7	$306.2
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$720.6	$578.4
Trade accounts receivable, net	768.2	808.6
Inventories	647.2	656.2
Taxes receivable	30.4	13.0
Prepaid expenses and other assets	234.9	221.2
Total current assets	2,401.3	2,277.4
Non-current assets
Property, plant and equipment, net	630.0	637.5
Goodwill	2,038.7	1,981.1
Pension surplus	8.6	10.1
Intangible assets, net	1,386.1	1,490.4
Right-of-use assets	120.1	132.2
Taxes receivable	18.5	15.1
Deferred income taxes	622.4	600.3
Other non-current assets	28.8	47.5
Total assets	$7,254.5	$7,191.6
Liabilities and equity
Current liabilities
Debt, current portion	$36.5	$36.6
Trade accounts payable	457.7	469.6
Taxes payable	36.6	23.5
Accrued expenses and other current liabilities	248.5	222.6
Total current liabilities	779.3	752.3
Non-current liabilities
Debt, less current portion	2,415.0	2,426.4
Post-retirement benefit obligations	83.8	76.2
Lease liabilities	110.6	121.9
Taxes payable	79.4	79.5
Deferred income taxes	119.4	192.0
Other non-current liabilities	123.1	99.7
Total liabilities	3,710.6	3,748.0
Commitments and contingencies (Note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 264,259,788 (December 31, 2022: authorized shares: 3,000,000,000; outstanding shares: 282,578,917)	2.6	2.8
—Additional paid-in capital	2,583.8	2,542.1
—Accumulated other comprehensive loss	(828.5)	(917.8)
—Retained earnings	1,462.3	1,482.9
Total shareholders’ equity	3,220.2	3,110.0
Non-controlling interests	323.7	333.6
Total equity	3,543.9	3,443.6
Total liabilities and equity	$7,254.5	$7,191.6
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities
Net income	$256.4	$242.5	$331.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217.5	217.2	222.6
Foreign exchange and other non-cash financing (income) expenses	(24.8)	5.8	33.2
Share-based compensation expense	27.4	44.3	24.6
Decrease in post-employment benefit obligations, net	(9.9)	(16.0)	(14.7)
Deferred income taxes	(65.7)	(79.7)	(94.3)
Asset impairments	0.1	2.6	2.0
Other operating activities	5.3	6.6	3.7
Changes in operating assets and liabilities:
—Accounts receivable	45.6	(129.3)	(22.3)
—Inventories	24.5	2.9	(192.4)
—Accounts payable	(17.8)	(15.9)	99.6
—Prepaid expenses and other assets	22.3	50.3	(41.3)
—Taxes payable	(14.5)	(24.4)	38.7
—Other liabilities	14.6	(41.1)	(8.3)
Net cash provided by operating activities	481.0	265.8	382.4
Cash flows from investing activities
Purchases of property, plant and equipment	(61.2)	(77.6)	(77.7)
Purchases of intangible assets	(10.2)	(9.4)	(9.3)
Cash paid under company-owned life insurance policies	(18.2)	(11.6)	(11.2)
Cash received under company-owned life insurance policies	6.6	6.0	2.4
Proceeds from the sale of property, plant and equipment	1.2	—	—
Other investing activities	—	1.9	9.8
Net cash used in investing activities	(81.8)	(90.7)	(86.0)
Cash flows from financing activities
Issuance of shares	18.7	15.9	4.6
Repurchase of shares	(251.7)	(175.9)	(10.6)
Proceeds from long-term debt	100.0	645.0	—
Payments of long-term debt	(119.6)	(676.9)	(91.0)
Debt issuance costs paid	(1.3)	(23.3)	(11.7)
Dividends paid to non-controlling interests	(18.2)	(28.7)	(26.6)
Other financing activities	13.8	(9.2)	(13.3)
Net cash used in financing activities	(258.3)	(253.1)	(148.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.7	(1.5)	(11.0)
Net increase (decrease) in cash and cash equivalents and restricted cash	142.6	(79.5)	136.8
Cash and cash equivalents and restricted cash at the beginning of the period	581.4	660.9	524.1
Cash and cash equivalents and restricted cash at the end of the period	$724.0	$581.4	$660.9
Supplemental schedule of cash flow information
Interest paid	$155.1	$118.7	$121.2
Income taxes paid	$110.5	$117.8	$83.0
Accrued capital expenditures	$0.6	$1.9	$1.0
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non-controlling interests	Total equity
As of January 2, 2021	$2.9	$2,456.8	$(805.4)	$1,151.4	$2,805.7	$379.3	$3,185.0
Net income	—	—	—	297.1	297.1	34.2	331.3
Other comprehensive (loss), net	—	—	(19.8)	—	(19.8)	(5.3)	(25.1)
Total comprehensive (loss) income	—	—	(19.8)	297.1	277.3	28.9	306.2
Other changes in equity:
—Issuance of shares	—	4.6	—	—	4.6	—	4.6
—Shares withheld for employee taxes	—	(0.7)	—	—	(0.7)	—	(0.7)
—Repurchase and cancellation of shares	—	—	—	(10.6)	(10.6)	—	(10.6)
—Share-based compensation	—	23.4	—	—	23.4	0.1	23.5
—Dividends paid to non-controlling interests	—	—	—	—	—	(26.6)	(26.6)
As of January 1, 2022	2.9	2,484.1	(825.2)	1,437.9	3,099.7	381.7	3,481.4
Net income	—	—	—	220.8	220.8	21.7	242.5
Other comprehensive (loss), net	—	—	(92.6)	—	(92.6)	(41.2)	(133.8)
Total comprehensive (loss) income	—	—	(92.6)	220.8	128.2	(19.5)	108.7
Other changes in equity:
—Issuance of shares	—	15.9	—	—	15.9	—	15.9
—Shares withheld for employee taxes	—	(1.4)	—	—	(1.4)	—	(1.4)
—Repurchase and cancellation of shares	(0.1)	—	—	(175.8)	(175.9)	—	(175.9)
—Share-based compensation	—	43.5	—	—	43.5	0.1	43.6
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.7)	(28.7)
As of December 31, 2022	2.8	2,542.1	(917.8)	1,482.9	3,110.0	333.6	3,443.6
Net income	—	—	—	232.9	232.9	23.5	256.4
Other comprehensive income (loss), net	—	—	89.3	—	89.3	(13.8)	75.5
Total comprehensive income	—	—	89.3	232.9	322.2	9.7	331.9
Other changes in equity:
—Issuance of shares	—	18.7	—	—	18.7	—	18.7
—Shares withheld for employee taxes	—	(3.3)	—	—	(3.3)	—	(3.3)
—Repurchase and cancellation of shares	(0.2)	—	—	(253.5)	(253.7)	—	(253.7)
—Share-based compensation	—	26.3	—	—	26.3	0.1	26.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(19.7)	(19.7)
As of December 30, 2023	$2.6	$2,583.8	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Consolidated Financial Statements

1. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was incorporated in the United Kingdom and registered in England and Wales on September 25, 2017.
In these consolidated financial statements and related notes, all references to “Gates”, “we”, “us”, and “our” refer, unless the context requires otherwise, to the Company and its subsidiaries.
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and first-fit channels, throughout the world. Gates is comprised of two operating segments: Power Transmission and Fluid Power.
2. Significant accounting policies
A. Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The accounting policies used in preparing these consolidated financial statements and related notes are the same as those applied in the prior year.
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 30, 2023 and December 31, 2022 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended December 30, 2023 (“Fiscal 2023”), December 31, 2022 (“Fiscal 2022”) and January 1, 2022 (“Fiscal 2021”).
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
D. Foreign currency transactions and translation
Transactions denominated in currencies other than an entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction gain included in operating income from continuing operations during Fiscal 2023 was $2.5 million, compared to a gain of $5.7 million in Fiscal 2022 and a loss of $7.1 million in Fiscal 2021. We also recognized net financing-related foreign currency transaction losses within other expenses (income) of $4.2 million during Fiscal 2023, compared to a gain of $10.2 million in Fiscal 2022 and a loss of $7.6 million in Fiscal 2021.
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
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2023, we recognized shipping and handling costs of $167.2 million, compared to $174.8 million in Fiscal 2022 and $170.1 million in Fiscal 2021.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $66.0 million in Fiscal 2023, compared to $69.4 million in Fiscal 2022 and $70.7 million in Fiscal 2021. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2023, we recognized advertising costs of $14.0 million, compared to $16.8 million in Fiscal 2022 and $12.0 million in Fiscal 2021.
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 30, 2023, inventories whose cost was determined on a LIFO basis represented 33.3% of the total carrying amount of inventories compared to 28.9% as of December 31, 2022. Inventories would have been $36.0 million and $28.7 million higher than reported as of December 30, 2023 and December 31, 2022, respectively, had all inventories been valued on a FIFO basis, which approximates current cost.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, which are also our reportable segments, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2023, Fiscal 2022 or Fiscal 2021.
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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 92% of the lease liability under non-cancellable leases as of December 30, 2023. The remaining leases are predominantly comprised of equipment and vehicle leases.
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
Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of December 30, 2023, there were no significant new leases that have not yet commenced.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheets, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $3.4 million as of December 30, 2023, compared to $3.0 million and $2.7 million as of December 31, 2022 and January 1, 2022, respectively.
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
During Fiscal 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statements of cash flows. As of December 30, 2023, the collection of $112.4 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $108.2 million as of December 31, 2022. We incurred costs in respect of this program of $8.0 million during Fiscal 2023, which are recorded under other expenses (income), compared to $4.9 million during Fiscal 2022.
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
O. Share-based compensation
Share-based compensation has historically been provided to certain of our employees under share option, bonus and other share award plans. All share-award plans are equity settled, except for certain awards issued in the form of stock appreciation rights (“SARs”) to employees in China, where local regulations necessitate a cash-settled award. These SARs are therefore accounted for as liabilities rather than equity.
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
Interest and penalties relating to unrecognized tax benefits are accrued in accordance with the applicable tax legislation on any excess of the tax benefit claimed or expected to be claimed in a tax return and the tax benefit recognized in the consolidated financial statements. Interest and penalties are recognized as a component of income tax benefit (expense) in the consolidated statements of operations and accrued interest and penalties are included under the related taxes payable line in the consolidated balance sheets.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 30, 2023 may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

3. Recent accounting pronouncements not yet adopted
The following accounting pronouncements are relevant to Gates’ operations but have not yet been adopted.
• Accounting Standards Update (“ASU”) 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”
In October 2023, the Financial Accounting Standards Board (“FASB”) issued an ASU, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K as announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We do not expect the application of this standard to have a material impact on our consolidated financial statements and disclosures.
•ASU 2023-07 “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an ASU that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant segment expenses. The updated standard is effective for our annual periods beginning in Fiscal 2024 and interim periods beginning in the first quarter of Fiscal 2025, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our financial statement disclosures.
•ASU 2023-09 “Income Taxes” (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updated standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The updated standard is effective for our annual periods beginning in Fiscal 2025 and interim periods beginning in the first quarter of Fiscal 2026, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our financial statement disclosures.
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

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Power Transmission	$2,191.2	$2,173.7	$2,216.3
Fluid Power	1,379.0	1,380.5	1,258.1
Net sales	$3,570.2	$3,554.2	$3,474.4
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	For the year ended
	December 30, 2023		December 31, 2022		January 1, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$591.5	$724.5	$636.8	$733.3	$621.8	$615.5
North America, excluding U.S.	230.1	214.3	205.6	208.8	179.8	193.8
United Kingdom (“U.K.”)	44.4	71.4	45.1	68.9	50.2	58.3
EMEA(1), excluding U.K.	630.1	210.5	598.3	200.0	640.6	198.8
East Asia and India	287.1	79.7	295.5	75.4	308.6	86.3
Greater China	297.3	35.4	300.3	44.4	344.2	67.8
South America	110.7	43.2	92.1	49.7	71.1	37.6
Net sales	$2,191.2	$1,379.0	$2,173.7	$1,380.5	$2,216.3	$1,258.1
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Developed	$2,334.0	$2,281.4	$2,214.6
Emerging	1,236.2	1,272.8	1,259.8
Net sales	$3,570.2	$3,554.2	$3,474.4
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
•    cybersecurity incident expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Power Transmission	$460.6	$404.0	$500.6
Fluid Power	286.4	276.6	235.2
Adjusted EBITDA	$747.0	$680.6	$735.8
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Net income from continuing operations	$257.0	$242.9	$331.3
Income tax expense	28.3	14.9	18.4
Income from continuing operations before taxes	285.3	257.8	349.7
Interest expense	163.2	139.4	133.5
Other expenses (income)	14.1	(13.2)	0.9
Operating income from continuing operations	462.6	384.0	484.1
Depreciation and amortization	217.5	217.2	222.6
Transaction-related expenses (1)	2.2	2.1	3.7
Asset impairments	0.1	1.1	0.6
Restructuring expenses	11.6	9.5	7.4
Share-based compensation expense	27.4	44.3	24.6
Inventory impairments and adjustments (2) (included in cost of sales)	7.4	20.9	1.4
Severance expenses (included in cost of sales)	0.4	0.8	—
Severance expenses (included in SG&A)	1.0	0.5	0.7
Credit loss related to customer bankruptcy (included in SG&A) (3)	11.4	—	—
Cybersecurity incident expenses (4)	5.2	—	—
Other items not directly related to current operations	0.2	0.2	(9.3)
Adjusted EBITDA	$747.0	$680.6	$735.8

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
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded a $11.4 million pre-tax charge during Fiscal 2023 to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
(4)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.

E. Selected geographic information

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Property, plant and equipment, net by geographic location
U.S.	$165.0	$166.5
Rest of North America	129.1	125.8
U.K.	29.5	28.6
Rest of EMEA	158.8	160.7
East Asia and India	39.2	38.9
Greater China	81.9	100.1
South America	26.5	16.9
	$630.0	$637.5
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 38.9% of Gates’ net sales by destination from continuing operations during Fiscal 2023, compared to 39.6% during Fiscal 2022 and 36.3% during Fiscal 2021. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 12.5% and 9.6%, respectively, of our total trade accounts receivable balance as of December 30, 2023, compared to 15.3% and 8.4%, respectively, as of December 31, 2022. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Restructuring expenses:
—Severance expenses	$3.7	$4.9	$0.7
—Non-severance labor and benefit expenses	1.2	0.5	2.5
—Consulting expenses	3.4	1.8	2.2
—Other net restructuring expenses	3.3	2.3	2.0
	11.6	9.5	7.4
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	0.1	1.1	0.6

Restructuring expenses in cost of sales:
—Impairment of inventory	0.1	1.5	1.4
Total restructuring expenses	$11.8	$12.1	$9.4

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$0.4	$0.8	$—
—Severance expenses included in SG&A	1.0	0.5	0.7
Total expenses related to other strategic initiatives	$1.4	$1.3	$0.7

Restructuring and other strategic initiatives during Fiscal 2023 related primarily to relocating certain production activities in China and Mexico, which included severance and other costs of $4.5 million and $3.0 million, respectively. Additionally, we incurred $0.7 million in severance and other costs related to optimizing production in Europe and $0.9 million of non-severance labor and benefit costs related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs during the period included $3.4 million for legal and consulting expenses, as well as activities associated with prior period facility closures or relocations in several countries.
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
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Power Transmission	$7.1	$5.8	$5.6
Fluid Power	4.7	6.3	3.8
Continuing operations	$11.8	$12.1	$9.4
The following summarizes the reserve for restructuring expenses for the year ended December 30, 2023 and December 31, 2022, respectively:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Balance as of the beginning of the period	$7.5	$6.5
Utilized during the period	(14.1)	(8.1)
Charge for the period	12.4	9.6
Released during the period	(0.8)	(0.1)
Foreign currency translation	0.1	(0.4)
Balance as of the end of the period	$5.1	$7.5
Restructuring reserves, which are expected to be utilized during 2024, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.

6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
U.K.	$26.4	$(11.0)	$(32.9)
U.S.	(58.2)	17.1	63.5
Other foreign	317.1	251.7	319.1
Income from continuing operations before income taxes	$285.3	$257.8	$349.7
Income tax expense on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Current tax
U.K.	$0.2	$(1.7)	$4.2
U.S.	18.9	42.0	12.9
Other foreign	74.9	54.3	95.6
Total current tax expense	$94.0	$94.6	$112.7
Deferred income tax
U.K.	$9.0	$(2.5)	$(18.1)
U.S.	(48.6)	(54.5)	(61.7)
Other foreign	(26.1)	(22.7)	(14.5)
Total deferred income tax (benefit)	(65.7)	(79.7)	(94.3)
Income tax expense	$28.3	$14.9	$18.4

Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
U.K. corporation tax rate	23.5%	19.0%	19.0%
Effect of:
—State tax provision, net of Federal benefit	(1.5%)	(0.2%)	1.4%
—Provision for unrecognized income tax benefits	(4.3%)	(9.8%)	(0.4%)
—Company-owned life insurance	(3.5%)	(3.1%)	(2.4%)
—Tax on international operations(1)	2.6%	20.6%	(31.2%)
—Manufacturing incentives(2)	(4.7%)	(3.9%)	(1.8%)
—Change in valuation allowance(3)	(3.1%)	(20.6%)	36.3%
—Deferred income tax rate changes	0.5%	(0.1%)	(17.8%)
—Currency exchange rate movements	0.6%	1.9%	0.8%
—Other permanent differences	(0.2%)	2.0%	1.4%
Reported effective income tax rate	9.9%	5.8%	5.3%
(1)“Tax on international operations” includes U.S. tax on foreign earnings and unremitted earnings of foreign subsidiaries, foreign deferred tax adjustments, and effects of global funding structures and differences between statutory and foreign tax rates. Fiscal 2022 includes $22.6 million expiration of U.S. foreign tax credits that had a full valuation allowance against them. Fiscal 2021 includes $129.9 million benefit for additional net deferred tax assets, primarily finite-lived net operating losses in Luxembourg, against which we recorded a full valuation allowance against in Fiscal 2021.
(2)“Manufacturing incentives” for Fiscal 2023 totaled $13.3 million, related to incentives generated in Türkiye, Poland and the U.S.
(3)“Change in valuation allowance” is comprised primarily of:

	For the year ended
Expense (benefit)	December 30, 2023	December 31, 2022	January 1, 2022
Luxembourg finite-lived net operating losses	$—	$—	$126.8
Luxembourg indefinite-lived net operating losses	$(5.7)	$(14.8)	$3.1
U.S. foreign tax credits	$0.4	$(39.9)	$(53.4)
U.S. finite-lived net operating losses	$(2.1)	$—	$—
Rate change	$—	$—	$48.3

Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Deferred income tax assets:
Accounts receivable	$39.4	$4.6
Lease liabilities	41.6	39.2
Accrued expenses	35.6	45.3
Post-retirement benefit obligations	17.5	14.0
Compensation	26.4	18.8
Net operating losses	1,587.9	1,576.0
Capital losses	192.5	182.1
Credits	69.8	91.9
Interest	186.5	148.3
Other items	8.0	—
	$2,205.2	$2,120.2
Valuation allowances	(1,288.8)	(1,273.5)
Total deferred income tax assets	$916.4	$846.7
Deferred income tax liabilities:
Inventories	$(9.7)	$(11.2)
Property, plant and equipment	(29.3)	(34.2)
Lease right-of-use assets	(36.1)	(33.3)
Intangible assets	(316.9)	(340.9)
Undistributed earnings	(21.4)	(18.6)
Other items	—	(0.2)
Total deferred income tax liabilities	$(413.4)	$(438.4)
Net deferred income tax assets	$503.0	$408.3
As of December 30, 2023, the Company had the following loss and credit carryforward amounts:
•Gates had net operating losses amounting to $6,450.7 million consisting primarily of $6,192.2 million in Luxembourg, and $135.2 million in the U.S. (federal and state). Operating losses of $3,210.4 million can be carried forward indefinitely consisting primarily of $3,086.7 million in Luxembourg, and $123.7 million in the U.S. and other foreign jurisdictions. The remaining losses of $3,240.3 million have expiration dates between 2024 and 2043, consisting primarily of $3,105.4 million in Luxembourg, and $134.9 million in the U.S. and other foreign jurisdictions. We recognized a related deferred income tax asset of $577.3 million after valuation allowance of $1,010.6 million;
•Gates had capital losses amounting to $771.2 million, consisting of $745.8 million in the U.K., and $25.4 million in the U.S. Capital losses of $759.6 million can be carried forward indefinitely, primarily consisting of $745.8 million in the U.K, and $11.6 million in the U.S. that expire in 2026. We recognized no related deferred income tax asset after valuation allowance of $192.5 million;
•Gates had U.S. federal foreign tax credits amounting to $63.5 million, which expire between 2024 and 2027. We recognized a related deferred income tax asset of $7.5 million after valuation allowance of $56.0 million; and
•Gates had interest expense deductions which can be carried forward amounting to $774.7 million, consisting primarily of $494.0 million in the U.S., $203.7 million in Luxembourg, and $77.0 million in other foreign jurisdictions. Interest expense deductions can be carried forward indefinitely. We recognized a related deferred tax asset of $160.2 million after valuation allowance of $26.3 million.

As of December 30, 2023, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,712.3 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $21.4 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the international tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may materially impact our financial statements.
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2023 that it was more likely than not that deferred income tax assets in the U.S. related to net operating losses of $2.1 million are realizable as a result of changes in estimates of taxable profits against which these losses can be utilized. In Fiscal 2022, we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $15.3 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. In Fiscal 2021, we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $53.4 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.

Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
At the beginning of the period	$76.0	$104.6	$121.6
Increases for tax positions related to the current period	8.5	6.5	6.7
Increases for tax positions related to prior periods	1.8	0.4	0.7
Decreases for tax positions related to prior periods	(15.0)	—	(12.1)
Decreases related to settlements	—	(2.8)	—
Decreases due to lapsed statute of limitations	(2.7)	(27.6)	(7.2)
Foreign currency translation	3.9	(5.1)	(5.1)
At the end of the period	$72.5	$76.0	$104.6

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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $52.7 million, including all competent authority offsets.
As of December 30, 2023, December 31, 2022, and January 1, 2022, Gates had accrued $15.6 million, $13.7 million, and $14.0 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during Fiscal 2023 relates to a change in underlying facts and lapses in statute of limitations. We believe that it is reasonably possible that a decrease of up to $22.3 million in unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in addition to a pending administrative proceeding.
As of December 30, 2023, Gates remains subject to examination in the US for tax years 2016 to 2023 and in other major jurisdictions for tax years 2008 to 2023.
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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 30, 2023	December 31, 2022	January 1, 2022
Net income attributable to shareholders	$232.9	$220.8	$297.1

Weighted average number of shares outstanding	271,880,047	284,063,083	291,623,523
Dilutive effect of share-based awards	3,768,281	3,523,127	5,670,552
Diluted weighted average number of shares outstanding	275,648,328	287,586,210	297,294,075

Number of anti-dilutive shares excluded from diluted earnings per share calculation	4,417,967	7,538,260	3,981,424

Basic earnings per share	$0.86	$0.78	$1.02
Diluted earnings per share	$0.84	$0.77	$1.00

8. Inventories

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Raw materials and supplies	$168.2	$195.9
Work in progress	43.3	42.3
Finished goods	435.7	418.0
Total inventories	$647.2	$656.2

9. Property, plant and equipment

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Cost
Land and buildings	$335.0	$321.4
Machinery, equipment and vehicles	996.8	884.6
Assets under construction	55.1	100.9
	1,386.9	1,306.9
Less: Accumulated depreciation and impairment	(756.9)	(669.4)
Total	$630.0	$637.5
During Fiscal 2023, the depreciation expense in relation to the above assets was $87.7 million, compared to $88.8 million during Fiscal 2022 and $90.0 million during Fiscal 2021.
During Fiscal 2023, impairments of property, plant and equipment of $0.1 million were recognized, compared to $0.2 million in Fiscal 2022, and $0.6 million in Fiscal 2021.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $2.7 million as of December 30, 2023, compared to $3.5 million as of December 31, 2022.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.
10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of January 1, 2022	$1,388.1	$674.9	$2,063.0
Foreign currency translation	(72.9)	(9.0)	(81.9)
As of December 31, 2022	1,315.2	665.9	1,981.1
Foreign currency translation	23.3	34.3	57.6
As of December 30, 2023	$1,338.5	$700.2	$2,038.7

11. Intangible assets

	As of December 30, 2023			As of December 31, 2022
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,003.6	$(1,127.7)	$875.9	$1,973.7	$(993.2)	$980.5
—Technology	90.6	(90.3)	0.3	90.4	(89.6)	0.8
—Capitalized software	117.3	(76.8)	40.5	105.4	(65.7)	39.7
	2,211.5	(1,294.8)	916.7	2,169.5	(1,148.5)	1,021.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,724.9	$(1,338.8)	$1,386.1	$2,682.9	$(1,192.5)	$1,490.4
During Fiscal 2023, the amortization expense recognized in respect of intangible assets was $129.8 million, compared to $128.4 million for Fiscal 2022 and $132.6 million for Fiscal 2021. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $13.8 million in Fiscal 2023, compared to a decrease of $32.9 million in Fiscal 2022.
The amortization expense for the next five years is estimated to be as follows:

(dollars in millions)	Total
Fiscal year:
—2024	$129.5
—2025	$128.0
—2026	$123.0
—2027	$121.4
—2028	$118.2

12. Leases

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Lease expenses
Operating lease expenses	$33.9	$30.5	$31.5
Finance lease expenses:
—Finance lease amortization expenses	1.2	1.2	1.1
—Interest on lease liabilities	0.1	0.1	0.1
Short-term lease expenses	8.2	7.2	6.7
Variable lease expenses	6.5	6.0	7.9
Total lease expenses	$49.9	$45.0	$47.3

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.2	$34.9	$29.9
Assets obtained in exchange for new finance lease liabilities	$0.3	$0.8	$1.5
Gain on sale and leaseback transactions, net	$—	$—	$(9.3)
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from finance leases	$—	$0.1	$0.1
—Operating cash flows from operating leases	30.7	27.6	30.1
—Financing cash flows from finance leases	1.0	1.3	1.2
	$31.7	$29.0	$31.4

Weighted-average remaining lease term — finance leases	2.5 years	2.9 years	4.0 years
Weighted-average remaining lease term — operating leases	7.9 years	8.5 years	9.0 years
Weighted-average discount rate — finance leases	4.2%	3.2%	2.5%
Weighted-average discount rate — operating leases	5.3%	5.4%	5.1%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$28.0	$0.8
Year 2	25.5	0.6
Year 3	19.8	0.3
Year 4	17.3	—
Year 5	14.4	—
Year 6 and beyond	56.1	—
Total lease payments	161.1	1.7
Interest	(29.4)	—
Total present value of lease liabilities	$131.7	$1.7

Balance sheet presentation of leases as of December 30, 2023 and December 31, 2022

	As of December 30, 2023		As of December 31, 2022
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$120.1	$2.7	$132.2	$3.5

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$22.2	$0.6	$24.0	$0.8
Long-term lease liabilities	109.5	1.1	120.3	1.6
Total lease liabilities	$131.7	$1.7	$144.3	$2.4
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during Fiscal 2023 was $23.9 million, compared to $22.9 million and $23.7 million during Fiscal 2022 and Fiscal 2021, respectively. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
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
We recognize derivative instruments as either assets or liabilities in the consolidated balance sheets. We designate certain of our currency swaps as net investment hedges and designate our interest rate caps and interest rate swaps as cash flow hedges. The gain or loss on the designated derivative instrument is recognized in OCI and reclassified into net income in the same period or periods during which the hedged transaction affects earnings.
Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in net income in each period.
The period end fair values of derivative financial instruments were as follows:

	As of December 30, 2023					As of December 31, 2022
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$8.5	$—	$—	$(77.7)	$(69.2)	$9.3	$—	$—	$(45.2)	$(35.9)
—Interest rate swaps	29.9	11.8	(9.9)	(13.6)	18.2	33.3	32.7	(10.7)	(22.1)	33.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	3.9	—	(1.8)	—	2.1	2.2	—	(1.4)	—	0.8
	$42.3	$11.8	$(11.7)	$(91.3)	$(48.9)	$44.8	$32.7	$(12.1)	$(67.3)	$(1.9)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. This has been designated as a net investment hedge of certain of our Chinese operations. In May 2023, we amended our existing cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). During November 2022, concurrent with the refinancing transactions described in Note 15, we executed additional cross currency swaps that have been designated as net investment hedges of certain of our European operations, with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. As of December 30, 2023, the aggregated notional principal amount of the cross currency swaps was €756.1 million and ¥1,784.0 million compared to €756.1 million as of December 31, 2022.
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
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Net fair value (losses) gains recognized in OCI in relation to:
—Euro-denominated debt	$—	$10.6	$12.4
—Designated cross currency swaps	(33.2)	(16.3)	21.4
Total net fair value (losses) gains	$(33.2)	$(5.7)	$33.8
During Fiscal 2023, a net gain of $10.3 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $5.8 million and $1.8 million during Fiscal 2022 and Fiscal 2021, respectively.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both December 30, 2023 and December 31, 2022, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.
In May 2023, we amended our then-existing interest rate swaps with a notional amount of $870.0 million to transition from a LIBOR-based floating rate to a Term SOFR-based floating rate.
Our interest rate caps involve the receipt of variable rate payments from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium, covering the period from July 1, 2019 to June 30, 2023. During August 2022, we early terminated our interest rate caps. As of December 30, 2023 and December 31, 2022, there were no outstanding interest rate caps.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$7.4	$61.7	$11.7
—Amortization to net income of prior period fair value losses	8.9	17.9	17.9
—Reclassification from OCI to net income	(33.0)	(4.0)	3.7
Total movement	$(16.7)	$75.6	$33.3
As of December 30, 2023, we expect to reclassify an estimated $31.8 million of losses in OCI to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of December 30, 2023 and December 31, 2022, there were no outstanding currency swaps.
As of December 30, 2023, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $140.8 million, compared to $150.5 million as of December 31, 2022.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$5.6	$6.3	$5.1
Total	$5.6	$6.3	$5.1

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

The carrying amount and fair value of our debt are set out below:

	As of December 30, 2023		As of December 31, 2022
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$36.5	$36.5	$36.6	$36.2
Non-current	2,415.0	2,444.7	2,426.4	2,408.4
	$2,451.5	$2,481.2	$2,463.0	$2,444.6
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. Loans under the secured credit facilities pay interest at floating rates, subject to a 0.75% and 0.50% Term SOFR floor on the two dollar term loans as further described in Note 15. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 30, 2023
Derivative assets	$—	$54.1	$54.1
Derivative liabilities	$—	$(103.0)	$(103.0)
Cash equivalents	$76.2	$52.8	$129.0

As of December 31, 2022
Derivative assets	$—	$77.5	$77.5
Derivative liabilities	$—	$(79.4)	$(79.4)
Cash equivalents	$—	$—	$—
Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate derivative contracts. Cash equivalents included in Level 1 represent treasury bills and money market funds, while Level 2 represent certificates of deposit and commercial paper.
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During Fiscal 2023, an impairment of fixed and other assets of $0.1 million was recognized. During Fiscal 2022, an impairment of fixed and other assets of $1.1 million was recognized in relation to the suspension of our operations in Russia. No significant impairment was recognized during Fiscal 2021.

15. Debt

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Secured debt:
—Dollar Term Loans	$1,903.9	$1,923.4
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,471.9	2,491.4
Deferred issuance costs	(37.4)	(45.5)
Accrued interest	17.0	17.1
Total carrying value of debt	2,451.5	2,463.0
Debt, current portion	36.5	36.6
Debt, less current portion	$2,415.0	$2,426.4
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year:
—2024	$19.5
—2025	19.5
—2026	587.5
—2027	1,300.5
—2028	5.8
Thereafter	539.1
$2,471.9
Debt issuances and redemptions
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 below. The balance on the asset-backed revolving credit facility was fully paid off during the year ended December 30, 2023.
On November 16, 2022, we issued a new $575.0 million tranche of dollar denominated term loans (the “New Dollar Term Loans”) pursuant to an amendment to the credit agreement governing our term loan facilities, using the proceeds to extinguish the entire outstanding principal balance of €563.8 million under our Euro Term Loan facility (the “Euro Term Loan”) plus €1.0 million accrued interest. The New Dollar Term Loans have substantially similar terms as the Existing Dollar Term Loans (as defined below), bearing interest at the borrower’s option at either Term SOFR (as defined in the credit agreement) plus 3.50% margin per annum, subject to a 0.50% per annum Term SOFR floor, or at the base rate plus 2.50% per annum, subject to a 1.50% per annum base rate floor. The New Dollar Term Loans require scheduled quarterly amortization payments of 1% per annum based on the initial aggregate principal amount and mature in November 2029. Issuance discount and costs totaling approximately $23.2 million related to the issuance of the New Dollar Term Loans have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of Euro Term Loan resulted in the accelerated recognition of $2.2 million deferred financing costs (recognized in interest expense).

During March 2022, we drew $70.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 below. As of December 31, 2022, we paid down the borrowings on the asset-backed revolver and had no remaining outstanding balance.
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
The Existing Dollar Term Loans’ interest rate is currently Adjusted Term SOFR, subject to a floor of 0.75%, plus a margin of 2.60%, and as of December 30, 2023, borrowings under this facility bore interest at a rate of 7.96% per annum. On March 1, 2023, Gates amended the Existing Dollar Term Loans’ reference rate from LIBOR to Term SOFR, with a credit spread adjustment of 0.10%. The Existing Dollar Term Loans interest rate is currently re-set on the last business day of each month based on the election of one month interest periods.
The New Dollar Term Loans’ interest rate is currently at Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00%, and as of December 30, 2023, borrowings under this facility bore interest at a rate of 8.36% per annum. The New Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. On October 10, 2023, we amended the New Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum.
Both Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During Fiscal 2023, we made amortization payments against the Existing Dollar Term Loans and New Dollar Term Loans of $13.8 million and $5.8 million, respectively. During Fiscal 2022, we made amortization payments against the Existing Dollar Term Loans, original Euro Term Loans, and New Dollar Term Loans of $13.8 million, $5.1 million, and $1.4 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2023 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2024.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. During Fiscal 2022 and Fiscal 2021, a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain were recognized in OCI. As of December 30, 2023 and December 31, 2022, the Euro Term Loan, and the net investment hedging designation on the Euro Term Loan, no longer exist.

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Gain recognized in statement of operations	$—	$45.2	$38.2
Gain recognized in OCI	—	10.6	12.4
Total gain	$—	$55.8	$50.6

The above net foreign exchange gain recognized in the other expenses (income) line of the consolidated statement of operations have been substantially offset by net foreign exchange movements on Euro-denominated intercompany loans as part of our overall hedging strategy.
A wholly-owned U.S. subsidiary of Gates Global LLC is the principal obligor under the Dollar Term Loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of December 30, 2023, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
As of January 15, 2024, we may redeem the Dollar Senior Notes, at our option, in whole at any time or in part from time to time, at 100% of the principal amount, plus accrued and unpaid interest to the redemption date. Upon the occurrence of a change of control or a certain qualifying asset sale, the holders of the notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest.
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
As of both December 30, 2023 and December 31, 2022, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, Gates amended the secured revolving credit facility reference rate for borrowings in dollars from LIBOR to Term SOFR.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($250.0 million as of December 30, 2023, compared to $214.7 million as of December 31, 2022, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding 91 days prior to its maturity). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
In connection with these amendments, we paid fees of $1.3 million, which have been deferred and will, together with existing deferred issuance costs related to this facility, be amortized to interest expense over the new term of the facility on a straight-line basis.
As of both December 30, 2023 and December 31, 2022, there were no drawings for cash outstanding under the asset-backed revolver. We drew $100 million in May of 2023 and $70.0 million in March 2022 under this facility, and both balances were fully paid down during Fiscal 2023 and Fiscal 2022, respectively. There were letters of credit outstanding of $29.7 million and $25.8 million, as of December 30, 2023 and December 31, 2022, respectively.
Debt under the facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, we amended our revolving credit facility reference rate for borrowing in dollars from LIBOR to Term SOFR.

16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Accrued compensation	$96.2	$60.2
Current portion of lease obligations	22.8	24.8
Derivative financial instruments	103.0	79.4
Payroll and related taxes payable	14.9	18.9
VAT and other taxes payable	9.9	7.2
Warranty reserve	15.9	17.6
Restructuring reserve	5.1	7.5
Workers’ compensation reserve	8.6	8.0
Other accrued expenses and other liabilities	95.2	98.7
	$371.6	$322.3
The above liabilities are presented in Gates’ balance sheet as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
—Accrued expenses and other current liabilities	$248.5	$222.6
—Other non-current liabilities	123.1	99.7
	$371.6	$322.3
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Balance at the beginning of the period	$17.6	$18.7	$19.8
Charge for the period	6.1	10.8	10.3
Utilized during the period	(7.7)	(10.9)	(9.6)
Released during the period	—	(0.3)	(1.9)
Foreign currency translation	(0.1)	(0.7)	0.1
Balance at the end of the period	$15.9	$17.6	$18.7
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2024, with the remainder estimated to be utilized within the next three years.
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
During Fiscal 2023, the expense recognized by Gates in respect of defined contribution pension plans was $21.0 million, compared to $20.2 million in Fiscal 2022 and $20.6 million in Fiscal 2021.

B. Defined benefit pension plans
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
Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Pension surplus	$8.6	$10.1
Accrued expenses and other current liabilities	(2.4)	(2.4)
Post-retirement benefit obligations	(59.3)	(50.9)
Net funded status	$(53.1)	$(43.2)

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$246.5	$247.5
—Aggregate fair value of plan assets	$184.8	$194.2
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$241.3	$243.4
—Aggregate fair value of plan assets	$184.0	$194.2
During Fiscal 2023, the net unfunded pension obligation increased by $9.9 million. This increase was driven primarily by interest on the benefit obligation of $25.1 million and an actuarial loss of $6.7 million on remeasurement of the benefit obligation, partially offset by an actual gain on plan assets of $19.3 million.
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Benefit obligation at the beginning of the period	$560.5	$821.1
Employer service cost	3.9	3.3
Plan participants’ contributions	0.1	0.1
Interest cost	25.1	15.2
Net actuarial loss (gain)	6.7	(180.6)
Benefits paid	(42.6)	(37.8)
Expenses paid from assets	(1.8)	(1.3)
Curtailments and settlements	(1.3)	(1.9)
Foreign currency translation	19.6	(57.6)
Benefit obligation at the end of the period	$570.2	$560.5
Accumulated benefit obligation	$565.6	$556.2

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Plan assets at the beginning of the period	$517.3	$829.8
Actual gain (loss) on plan assets	19.3	(217.5)
Employer contributions	7.7	9.2
Plan participants’ contributions	0.1	0.1
Settlements	(1.3)	(1.9)
Benefits paid	(42.6)	(37.8)
Expenses paid from assets	(1.8)	(1.3)
Foreign currency translation	18.4	(63.3)
Plan assets at the end of the period	$517.1	$517.3
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of December 30, 2023				As of December 31, 2022
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity securities	$—	$37.4	$—	$37.4	$—	$106.7	$—	$106.7
Debt securities
—Corporate bonds	—	42.2	—	42.2	—	22.1	—	22.1
—Government bonds	—	105.6	—	105.6	—	93.0	—	93.0
Annuities and insurance	—	—	285.1	285.1	—	—	275.4	275.4
Liquid alternatives	—	22.4	—	22.4	—	—	—	—
Real estate	—	22.0	—	22.0	—	—	—	—
Other	—	—	—	—	—	4.7	—	4.7
Cash and cash equivalents	2.4	—	—	2.4	15.4	—	—	15.4
Total	$2.4	$229.6	$285.1	$517.1	$15.4	$226.5	$275.4	$517.3
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Fair value at the beginning of the period	$275.4	$210.5
Actual gain (loss) on plan assets	7.2	(54.3)
Purchases	0.7	150.2
Contributions	0.4	0.4
Impacts of benefits paid	(13.4)	(11.9)
Settlements	(1.1)	(0.7)
Foreign currency translation	15.9	(18.8)
Fair value at the end of the period	$285.1	$275.4
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2024, Gates expects to contribute approximately $7.3 million to its defined benefit pension plans (including non-qualified supplemental plans).
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)	Total
Fiscal year:
—2024	$41.4
—2025	$40.0
—2026	$41.8
—2027	$41.2
—2028	$42.0
—2029 through 2033	$201.6
Net periodic benefit cost (income)
Components of the net periodic benefit cost (income) for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Employer service cost	$3.9	$3.3	$4.3
Settlements and curtailments	(0.1)	(0.2)	0.1
Interest cost	25.1	15.2	13.4
Expected return on plan assets	(25.9)	(21.7)	(19.3)
Amortization of prior net actuarial (gain) loss	(1.0)	0.3	0.4
Amortization of prior service cost	0.9	0.9	1.0
Net periodic benefit cost (income)	$2.9	$(2.2)	$(0.1)

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Current period net actuarial loss (gain)	$13.4	$58.6	$(19.1)
Amortization of prior net actuarial gain (loss)	1.0	(0.3)	(0.4)
Amortization of prior service cost	(0.9)	(0.9)	(1.0)
Gain (loss) recognized due to settlements and curtailments	0.1	0.2	(0.1)
Pre-tax changes recognized in OCI other than foreign currency translation	13.6	57.6	(20.6)
Foreign currency translation	4.0	(0.5)	(0.3)
Total pre-tax changes recognized in OCI	$17.6	$57.1	$(20.9)
Cumulative loss (gain) before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Actuarial loss (gain)	$43.9	$29.4	$(29.1)
Prior service costs	9.0	9.9	10.8
Pre-tax changes recognized in OCI other than foreign currency translation	52.9	39.3	(18.3)
Foreign currency translation	2.0	(2.0)	(1.5)
Cumulative total	$54.9	$37.3	$(19.8)
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of December 30, 2023	As of December 31, 2022
Benefit obligation:
—Discount rate	4.466%	4.598%
—Rate of salary increase	3.950%	3.511%
Net periodic benefit cost:
—Discount rate	4.598%	2.005%
—Rate of salary increase	3.510%	3.105%
—Expected return on plan assets	4.782%	2.881%
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
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Accrued expenses and other current liabilities	$(3.0)	$(3.1)
Post-retirement benefit obligations	(24.5)	(25.3)
	$(27.5)	$(28.4)
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022
Benefit obligation at the beginning of the period	$28.4	$46.0
Interest cost	1.5	1.2
Actuarial loss (gain)	0.3	(13.9)
Benefits paid	(3.0)	(3.3)
Plan amendments	—	(0.5)
Foreign currency translation	0.3	(1.1)
Benefit obligation at the end of the period	$27.5	$28.4
Accumulated benefit obligation	$27.5	$28.4
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During 2024, Gates expects to contribute approximately $3.0 million to its other defined benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)	Total
Fiscal years:
—2024	$3.0
—2025	$2.9
—2026	$2.8
—2027	$2.6
—2028	$2.5
—2029 through 2033	$10.5
Net periodic benefit income
Components of the net periodic benefit income for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Interest cost	$1.5	$1.2	$1.2
Amortization of prior net actuarial gain	(3.0)	(1.8)	(1.0)
Amortization of prior service credit	(0.5)	(0.4)	(0.4)
Net periodic benefit income	$(2.0)	$(1.0)	$(0.2)
The net periodic benefit income relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Current period net actuarial loss (gain)	$0.3	$(13.9)	$(8.4)
Amortization of prior net actuarial gain	3.0	1.8	1.0
Prior service credit	—	(0.5)	—
Amortization of prior service credit	0.5	0.4	0.4
Pre-tax changes recognized in OCI other than foreign currency translation	3.8	(12.2)	(7.0)
Foreign currency translation	(0.3)	0.6	—
Total pre-tax changes recognized in OCI	$3.5	$(11.6)	$(7.0)
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Actuarial gains	$(32.2)	$(35.5)	$(23.4)
Prior service credits	(2.2)	(2.7)	(2.6)
Other adjustments	0.2	0.2	0.2
Pre-tax changes recognized in OCI other than foreign currency translation	(34.2)	(38.0)	(25.8)
Foreign currency translation	0.1	0.4	(0.2)
Cumulative total	$(34.1)	$(37.6)	$(26.0)
Assumptions
The primary assumption used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans is the discount rate, the weighted average of which is presented in the following table:

	Benefit obligation		Net periodic benefit cost
	As of December 30, 2023	As of December 31, 2022	As of December 30, 2023	As of December 31, 2022
Discount rate	5.00%	5.44%	5.44%	2.81%
The initial healthcare cost trend rate as of December 30, 2023 starts at 5.76%, compared to 5.97% as of December 31, 2022, with an ultimate trend rate of 4.84% as of December 30, 2023, compared to 4.85% as of December 31, 2022, beginning in 2027.
18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During Fiscal 2023, we recognized a charge of $27.4 million, compared to $44.3 million and $24.6 million during Fiscal 2022 and Fiscal 2021, respectively.
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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs issued prior to 2022 provide that 50% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale. For PRSUs issued in 2022 and 2023, the terms are identical, except that 75% of the award will generally vest based on the specified Adjusted ROIC achievement and the remaining 25% will generally vest based on Relative TSR goal attainment.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year ended December 30, 2023
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	2,521,173	$6.89
—Tier II	2014 Plan	2,689,551	$6.97
—Tier IV	2014 Plan	2,692,551	$10.46
—SARs	Both plans	683,087	$10.22
—Share options	2018 Plan	2,980,134	$14.86
—Premium-priced options	2018 Plan	835,469	$18.88
		12,401,965	$10.59
Granted during the period:
—SARs	2018 Plan	58,800	$13.71
		58,800	$13.71
Forfeited during the period:
—SARs	2018 Plan	(1,668)	$15.76
—Share options	2018 Plan	(82,136)	$14.84
		(83,804)	$14.85
Expired during the period:
—Tier I	2014 Plan	(2,000)	$6.56
—Tier II	2014 Plan	(2,000)	$6.56
—Tier IV	2014 Plan	(16,258)	$19.53
—SARs	Both Plans	(4,998)	$13.13
—Share options	2018 Plan	(366,391)	$15.75
		(391,647)	$15.78
Exercised during the period:
—Tier I	2014 Plan	(690,846)	$6.66
—Tier II	2014 Plan	(691,534)	$6.86
—Tier IV	2014 Plan	(689,877)	$10.08
—Share options	2018 Plan	(186,087)	$12.56
		(2,258,344)	$8.25
Outstanding at the end of the period:
—Tier I	2014 Plan	1,828,327	$6.98
—Tier II	2014 Plan	1,996,017	$7.01
—Tier IV	2014 Plan	1,986,416	$10.52
—SARs	Both plans	735,221	$10.47
—Share options	2018 Plan	2,345,520	$14.90
—Premium-priced options	2018 Plan	835,469	$18.88
		9,726,970	$10.90

Exercisable at the end of the period		9,158,100	$10.53
Vested and expected to vest at the end of the period		9,726,766	$10.90
As of December 30, 2023, the aggregate intrinsic value of options that were exercisable was $33.8 million, and these options had a weighted average remaining contractual term of 3.0 years. As of December 30, 2023, the aggregate intrinsic value of options that were vested or expected to vest was $33.8 million, and these options had a weighted average remaining contractual term of 3.2 years.

As of December 30, 2023, the unrecognized compensation charge relating to the nonvested options was $0.4 million, which is expected to be recognized over a weighted-average period of 0.4 years.
During Fiscal 2023, cash of $18.7 million was received in relation to the exercise of vested options, compared to $15.9 million and $4.6 million during Fiscal 2022 and Fiscal 2021, respectively. The aggregate intrinsic value of options exercised during Fiscal 2023 was $5.2 million, compared to $1.0 million and $4.8 million during Fiscal 2022 and Fiscal 2021, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Year ended December 30, 2023
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,491,259	$13.72
—PRSUs	1,076,560	$16.53
	4,567,819	$14.38
Granted during the period:
—RSUs	1,367,462	$13.79
—PRSUs	405,954	$15.88
	1,773,416	$14.27
Forfeited during the period:
—RSUs	(393,380)	$14.23
—PRSUs	(421,809)	$16.05
	(815,189)	$15.17
Vested during the period:
—RSUs	(1,433,111)	$13.53
—PRSUs	(143,044)	$14.56
	(1,576,155)	$13.62
Outstanding at the end of the period:
—RSUs	3,032,230	$13.78
—PRSUs	917,661	$16.77
	3,949,891	$14.47
As of December 30, 2023, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $22.3 million, which is expected to be recognized over a weighted average period of 1.6 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested Fiscal 2023 was $21.5 million, compared to $12.9 million, and $12.3 million during Fiscal 2022 and Fiscal 2021 respectively.

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

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Weighted average grant date fair value:
—SARs	$6.57	$6.94	$6.66
—Share options	n/a	n/a	$6.66
—Premium-priced options	n/a	n/a	$6.36
—RSUs	$13.79	$13.67	$15.16
—PRSUs	$15.88	$17.23	$17.92

Inputs to the model:
—Expected volatility - SARs	42.8%	43.5%	46.1%
—Expected volatility - share options	n/a	n/a	46.1%
—Expected volatility - premium-priced options	n/a	n/a	46.1%
—Expected volatility - PRSUs	37.7%	49.1%	50.8%
—Expected option life for SARs (years)	6.0	6.0	6.0
—Expected option life for share options (years)	n/a	n/a	6.0
—Expected option life for premium-priced options (years)	n/a	n/a	6.0
—Risk-free interest rate:
SARs	4.03%	1.91%	0.95%
Share options	n/a	n/a	0.95%
Premium-priced options	n/a	n/a	0.95%
PRSUs	4.60%	1.72%	0.27%

19. Equity
Movements in the Company’s number of shares in issue for the year ended December 30, 2023 and December 31, 2022, respectively, were as follows:

	For the year ended
(number of shares)	December 30, 2023	December 31, 2022
Balance as of the beginning of the period	282,578,917	291,282,137
Exercise of share options	2,258,344	1,953,350
Vesting of restricted stock units, net of withholding taxes	1,357,161	809,347
Shares repurchased and cancelled	(21,934,634)	(11,465,917)
Balance as of the end of the period	264,259,788	282,578,917
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
On April 28, 2023, the Company’s Board of Directors approved another share repurchase program for up to $250 million in authorized share repurchases. On May 17, 2023, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 22,500,000 ordinary shares of the Company at a price of $11.3975 per ordinary share (the “May 2023 Offering”). The selling shareholders also granted the underwriters an option to purchase up to 3,375,000 additional ordinary shares of the Company; this option was exercised in full on May 18, 2023. The Company did not receive any proceeds from the sale of ordinary shares in the May 2023 Offering, which closed on May 23, 2023. In connection with the May 2023 Offering, the Company repurchased 21,934,634 ordinary shares through Citigroup from the same selling shareholders at a price of $11.3975 per ordinary share for an aggregate consideration of approximately $250.0 million (the “2023 Repurchase”), plus costs paid directly related to the transaction of $1.7 million. This repurchase was funded by cash on hand and a borrowing of $100.0 million under Gates’ asset-backed revolving credit facility. All shares repurchased pursuant to the 2023 Repurchase have been cancelled. Following the May 2023 Offering and the 2023 Repurchase, shareholders affiliated with Blackstone no longer beneficially own a majority of our outstanding ordinary shares and therefore we were no longer considered a “controlled company” within the meaning of the NYSE corporate governance standards. On February 7, 2024, the Company’s Board approved another share repurchase program for up to $100 million in authorized share repurchases, which expires on October 6, 2024.
20. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of January 2, 2021	$14.9	$(770.2)	$(50.1)	$(805.4)	$(18.1)	$(823.5)
Foreign currency translation	(0.1)	(66.5)	—	(66.6)	(5.2)	(71.8)
Cash flow hedges movements	—	—	25.0	25.0	—	25.0
Post-retirement benefit movements	21.8	—	—	21.8	(0.1)	21.7
Other comprehensive income (loss)	21.7	(66.5)	25.0	(19.8)	(5.3)	(25.1)
As of January 1, 2022	36.6	(836.7)	(25.1)	(825.2)	(23.4)	(848.6)
Foreign currency translation	(1.2)	(113.3)	—	(114.5)	(42.1)	(156.6)
Cash flow hedges movements	—	—	56.7	56.7	—	56.7
Post-retirement benefit movements	(34.8)	—		(34.8)	0.9	(33.9)
Other comprehensive (loss) income	(36.0)	(113.3)	56.7	(92.6)	(41.2)	(133.8)
As of December 31, 2022	0.6	(950.0)	31.6	(917.8)	(64.6)	(982.4)
Foreign currency translation	(3.2)	117.7	—	114.5	(13.8)	100.7
Cash flow hedges movements	—	—	(12.5)	(12.5)	—	(12.5)
Post-retirement benefit movements	(12.7)	—		(12.7)	—	(12.7)
Other comprehensive (loss) income	(15.9)	117.7	(12.5)	89.3	(13.8)	75.5
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)

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
In consideration of these oversight services, Gates agreed to pay BMP an annual fee of 1% of a covenant EBITDA measure defined under the agreements governing our senior secured credit facilities. In addition, the Monitoring Service Recipients agreed to reimburse the Managers for any related out-of-pocket expenses incurred by the Managers and their affiliates. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, Gates incurred no cost in respect of these oversight services and out-of-pocket expenses, and there were no amounts owing at December 30, 2023 or December 31, 2022.
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
B. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Sales	$—	$—	$0.1
Purchases	$(18.4)	$(16.7)	$(14.9)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of December 30, 2023, compared to $2.4 million as of December 31, 2022. No dividends were received from our equity method investees during the periods presented.

C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Sales	$44.1	$59.0	$67.3
Purchases	$(15.4)	$(18.4)	$(21.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 30, 2023	As of December 31, 2022
Receivables	$3.2	$4.7
Payables	$(3.2)	$(3.2)
22. Commitments and contingencies
A. Capital and other commitments
As of December 30, 2023, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $8.7 million, compared to $12.1 million as of December 31, 2022, and for the purchase of non-integral computer software amounting to $1.8 million, compared to $6.6 million as of December 31, 2022. As of December 30, 2023, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $34.9 million, compared to $25.3 million as of December 31, 2022.
B. Performance bonds, letters of credit and bank guarantees
As of December 30, 2023, letters of credit were outstanding against the asset-backed revolving facility amounting to $29.7 million, compared to $25.8 million as of December 31, 2022. We had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.4 million as of December 30, 2023, compared to $8.7 million as of December 31, 2022.
C. Company–owned life insurance policies
Gates is the beneficiary of a number of company-owned life insurance policies against which it borrows from the relevant life insurance company. As of December 30, 2023, the surrender value of the policies was $966.5 million, compared to $969.7 million as of December 31, 2022, and the amount outstanding on the related loans was $958.1 million, compared to $967.9 million as of December 31, 2022. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $8.3 million, compared to $1.8 million as of December 31, 2022, is included in other receivables.
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

E. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Balance at beginning of year	$4.2	$5.1	$5.2
Current period provision for expected credit losses	12.6	0.6	0.2
Write-offs charged against allowance	(1.1)	(1.3)	(0.1)
Foreign currency translation	—	(0.2)	(0.2)
Balance at end of year	$15.7	$4.2	$5.1