Form 10-Q
period 2024-03-30
Gates Industrial Corp plc
filed 2024-05-01
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 29, 2024, there were 261,380,261 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement products; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; our substantial leverage, including interest rate risk; and the significant influence of our Sponsor (as defined herein) over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which together own approximately 27.6% of our outstanding ordinary shares as of March 30, 2024; and
•    “Board” refers to the board of directors of Gates Industrial Corporation plc.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 30, 2024	April 1, 2023
Net sales	$862.6	$897.7
Cost of sales	532.6	572.6
Gross profit	330.0	325.1
Selling, general and administrative expenses	211.7	232.1
Transaction-related expenses	0.4	0.2
Restructuring expenses	1.2	5.5
Operating income from continuing operations	116.7	87.3
Interest expense	37.5	40.8
Other (income) expenses	(1.5)	0.3
Income from continuing operations before taxes	80.7	46.2
Income tax expense	34.5	15.3
Net income from continuing operations	46.2	30.9
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.1	0.3
Net income	46.1	30.6
Less: non-controlling interests	6.1	4.2
Net income attributable to shareholders	$40.0	$26.4

Earnings per share
Basic
Earnings per share from continuing operations	$0.15	$0.09
Earnings per share from discontinued operations	—	—
Earnings per share	$0.15	$0.09

Diluted
Earnings per share from continuing operations	$0.15	$0.09
Earnings per share from discontinued operations	—	—
Earnings per share	$0.15	$0.09
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net income	$46.1	$30.6
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax benefit (expense), respectively, of $3.1 and $(2.0)	(69.4)	82.1
—Gain (loss) on net investment hedges, net of tax (expense) benefit, respectively, of $(3.0) and $1.7	16.0	(10.5)
Total foreign currency translation movements	(53.4)	71.6
Cash flow hedges (interest rate derivatives):
—Gain (loss) arising in the period, net of tax (expense) benefit, respectively, of $(3.4) and $2.5	10.2	(7.5)
—Reclassification to net income, net of tax benefit, respectively, of $2.2 and $0.6	(6.8)	(1.8)
Total cash flow hedges movements	3.4	(9.3)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.2 and $0.2	(0.4)	(0.7)
Total post-retirement benefits movements	(0.4)	(0.7)
Other comprehensive (loss) income	(50.4)	61.6
Comprehensive (loss) income for the period	$(4.3)	$92.2

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$2.7	$87.5
—Loss arising from discontinued operations	(0.1)	(0.3)
	2.6	87.2
Comprehensive (loss) income attributable to non-controlling interests	(6.9)	5.0
	$(4.3)	$92.2
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 30, 2024	As of December 30, 2023
Assets
Current assets
Cash and cash equivalents	$522.2	$720.6
Trade accounts receivable, net	797.7	768.2
Inventories	677.2	647.2
Taxes receivable	44.2	30.4
Prepaid expenses and other assets	245.8	234.9
Total current assets	2,287.1	2,401.3
Non-current assets
Property, plant and equipment, net	619.2	630.0
Goodwill	2,012.5	2,038.7
Pension surplus	8.4	8.6
Intangible assets, net	1,347.0	1,386.1
Right-of-use assets	120.9	120.1
Taxes receivable	18.3	18.5
Deferred income taxes	607.4	622.4
Other non-current assets	25.1	28.8
Total assets	$7,045.9	$7,254.5
Liabilities and equity
Current liabilities
Debt, current portion	$27.9	$36.5
Trade accounts payable	451.4	457.7
Taxes payable	44.9	36.6
Accrued expenses and other current liabilities	223.7	248.5
Total current liabilities	747.9	779.3
Non-current liabilities
Debt, less current portion	2,313.1	2,415.0
Post-retirement benefit obligations	81.6	83.8
Lease liabilities	112.0	110.6
Taxes payable	83.3	79.4
Deferred income taxes	114.3	119.4
Other non-current liabilities	98.3	123.1
Total liabilities	3,550.5	3,710.6
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 261,244,776 (December 30, 2023: authorized shares: 3,000,000,000; outstanding shares: 264,259,788)	2.6	2.6
—Additional paid-in capital	2,590.1	2,583.8
—Accumulated other comprehensive loss	(865.9)	(828.5)
—Retained earnings	1,451.8	1,462.3
Total shareholders’ equity	3,178.6	3,220.2
Non-controlling interests	316.8	323.7
Total equity	3,495.4	3,543.9
Total liabilities and equity	$7,045.9	$7,254.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income	$46.1	$30.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.6	54.5
Foreign exchange and other non-cash financing (income) expenses	(11.1)	9.7
Share-based compensation expense	8.6	9.5
Decrease in post-employment benefit obligations, net	(2.2)	(3.0)
Deferred income taxes	(1.1)	(3.1)
Other operating activities	(4.8)	1.0
Changes in operating assets and liabilities:
—Accounts receivable	(38.7)	(27.7)
—Inventories	(36.9)	6.5
—Accounts payable	(0.4)	(22.6)
—Prepaid expenses and other assets	3.7	4.8
—Taxes payable	(2.3)	(9.2)
—Other liabilities	(36.5)	1.5
Net cash (used in) provided by operating activities	(21.0)	52.5
Cash flows from investing activities
Purchases of property, plant and equipment	(16.0)	(11.8)
Purchases of intangible assets	(2.1)	(2.8)
Cash paid under company-owned life insurance policies	(4.1)	(17.0)
Cash received under company-owned life insurance policies	2.7	1.5
Proceeds from the sale of property, plant and equipment	—	0.2
Net cash used in investing activities	(19.5)	(29.9)
Cash flows from financing activities
Issuance of shares	2.5	11.3
Repurchase of shares	(50.3)	—
Payments of long-term debt	(104.9)	(4.9)
Debt issuance costs paid	—	(0.3)
Other financing activities	3.8	(8.2)
Net cash used in financing activities	(148.9)	(2.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8.9)	(4.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(198.3)	16.4
Cash and cash equivalents and restricted cash at the beginning of the period	724.0	581.4
Cash and cash equivalents and restricted cash at the end of the period	$525.7	$597.8
Supplemental schedule of cash flow information
Interest paid	$45.5	$45.9
Income taxes paid	$36.5	$27.3
Accrued capital expenditures	$1.6	$2.0
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 30, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	40.0	40.0	6.1	46.1
Other comprehensive income	—	—	(37.4)	—	(37.4)	(13.0)	(50.4)
Total comprehensive (loss) income	—	—	(37.4)	40.0	2.6	(6.9)	(4.3)
Other changes in equity:
—Issuance of shares	—	2.5	—	—	2.5	—	2.5
—Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)	—	(2.4)
—Repurchase and cancellation of shares	—	—	—	(50.5)	(50.5)	—	(50.5)
—Share-based compensation	—	6.2	—	—	6.2	—	6.2
As of March 30, 2024	$2.6	$2,590.1	$(865.9)	$1,451.8	$3,178.6	$316.8	$3,495.4

	Three Months Ended April 1, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6

Net income	—	—	—	26.4	26.4	4.2	30.6
Other comprehensive income	—	—	60.8	—	60.8	0.8	61.6
Total comprehensive income	—	—	60.8	26.4	87.2	5.0	92.2
Other changes in equity:
—Issuance of shares	—	11.3	—	—	11.3	—	11.3
—Shares withheld for employee taxes	—	(1.6)	—	—	(1.6)	—	(1.6)
—Share-based compensation	—	8.1	—	—	8.1	—	8.1
As of April 1, 2023	$2.8	$2,559.9	$(857.0)	$1,509.3	$3,215.0	$338.6	$3,553.6

The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc (the “Company”) is a public limited company that was registered in England and Wales on September 25, 2017.
In these condensed consolidated financial statements and related notes, all references to “Gates,” “we,” “us,” and “our” refer, unless the context requires otherwise, to the Company and its consolidated subsidiaries.
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of March 30, 2024 and December 30, 2023 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from December 31, 2023 to March 30, 2024, with comparative information for the 91 day period from January 1, 2023 to April 1, 2023.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 30, 2024 and the results of its operations and cash flows for the periods ended March 30, 2024 and April 1, 2023. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 30, 2023. The condensed consolidated balance sheet as of December 30, 2023 has been derived from those audited financial statements.
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of March 30, 2024, the collection of $119.3 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $112.4 million as of December 30, 2023. During the three months ended March 30, 2024, we incurred costs in respect of this program of $3.2 million, which are recorded under other (income) expenses. During the three months ended April 1, 2023 we incurred costs in respect of this program of $1.4 million.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 30, 2023 included in the Company’s Annual Report on Form 10-K.

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

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Power Transmission	$532.8	$548.1
Fluid Power	329.8	349.6
Continuing operations	$862.6	$897.7
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended March 30, 2024		Three months ended April 1, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$141.0	$172.0	$144.8	$181.8
North America, excluding U.S.	63.1	50.5	54.8	51.8
United Kingdom (“U.K.”)	10.6	15.8	10.5	20.4
EMEA(1), excluding U.K.	153.0	52.0	167.7	53.9
East Asia and India	68.6	19.9	74.0	19.8
Greater China	68.7	10.4	70.0	11.3
South America	27.8	9.2	26.3	10.6
Net sales	$532.8	$329.8	$548.1	$349.6
(1)    Europe, Middle East and Africa (“EMEA”).

The following table summarizes our net sales into emerging and developed markets:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Developed	$557.0	$581.2
Emerging	305.6	316.5
Net sales	$862.6	$897.7
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income from continuing operations for the period before net interest and other (income) expense, income taxes, depreciation and amortization.
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
•cybersecurity incident expenses; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.

Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Power Transmission	$119.0	$107.7
Fluid Power	76.6	66.8
Continuing operations	$195.6	$174.5
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net income from continuing operations	$46.2	$30.9
Income tax expense	34.5	15.3
Income from continuing operations before taxes	80.7	46.2
Interest expense	37.5	40.8
Other (income) expenses	(1.5)	0.3
Operating income from continuing operations	116.7	87.3
Depreciation and amortization	54.6	54.5
Transaction-related expenses (1)	0.4	0.2
Restructuring expenses	1.2	5.5
Share-based compensation expense	8.6	9.5
Inventory impairments and adjustments (included in cost of sales) (2)	13.9	0.6
Severance expenses (included in cost of sales)	—	0.5
Severance expenses (included in SG&A)	0.1	0.6
Credit loss related to customer bankruptcy (included in SG&A) (3)	0.1	10.7
Cybersecurity incident expenses (4)	—	5.1
Adjusted EBITDA	$195.6	$174.5
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. Based on further developments in the bankruptcy proceedings, we recorded an additional $0.1 million pre-tax charge during the three months ended March 30, 2024. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
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

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Restructuring expenses:
—Severance (income) expense	$(0.6)	$4.1
—Non-severance labor and benefit expenses	—	0.3
—Consulting expenses	1.0	0.5
—Other net restructuring expenses	0.8	0.6
Total restructuring expenses	$1.2	$5.5

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	$—	$0.5
—Severance expenses included in SG&A	0.1	0.6
Total expenses related to other strategic initiatives	$0.1	$1.1
Restructuring and other strategic initiatives during the three months ended March 30, 2024 related to legal and consulting expenses, relocation of certain production activities in Mexico, and other restructuring costs associated with prior period facility closures or relocations in several countries.
Restructuring and other strategic initiatives during the three months ended April 1, 2023 related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Power Transmission	$0.3	$4.7
Fluid Power	0.9	0.8
Continuing operations	$1.2	$5.5
The following summarizes the reserve for restructuring expenses for the three months ended March 30, 2024 and April 1, 2023, respectively:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Balance as of the beginning of the period	$5.1	$7.5
Utilized during the period	(2.7)	(6.7)
Charge for the period	1.9	5.6
Released during the period	(0.7)	(0.1)
Foreign currency translation	(0.1)	—
Balance as of the end of the period	$3.5	$6.3
Restructuring reserves, which are expected to be utilized during 2024, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.

5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 30, 2024, we had an income tax expense of $34.5 million on pre-tax income of $80.7 million, which resulted in an effective tax rate of 42.8%, compared to an income tax expense of $15.3 million on pre-tax income of $46.2 million, which resulted in an effective tax rate of 33.1% for the three months ended April 1, 2023.
For the three months ended March 30, 2024, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by discrete tax expenses of $11.7 million, of which $9.1 million related to changes in the realizability of certain deferred tax assets, $1.4 million related to net unrecognized tax benefits, and $1.2 million related to other net discrete expenses. For the three months ended April 1, 2023, the effective tax rate was driven primarily by discrete tax expenses of $6.4 million, of which $2.6 million related to the impacts of tax law changes primarily in Turkey and Belgium, $1.9 million related to undistributed foreign earnings, and $2.9 million related to other net discrete expenses, partially offset by $1.0 million of net unrecognized tax benefits.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2024, it is more likely than not that deferred tax assets in the U.S, Germany, and China totaling $12.3 million are not realizable. Accordingly, we discretely recognized $9.1 million expense from deferred tax assets that are no longer realizable, while the remaining $3.2 million expense will be recognized during the year through the effective tax rate. As a result of changes in our Sponsor’s ownership in us and estimates of future taxable profits against which net operating losses and foreign tax credits can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.

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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 30, 2024	April 1, 2023
Net income attributable to shareholders	$40.0	$26.4

Weighted average number of shares outstanding	262,674,227	283,520,302
Dilutive effect of share-based awards	4,761,304	4,358,113
Diluted weighted average number of shares outstanding	267,435,531	287,878,415

Number of anti-dilutive shares excluded from diluted earnings per share calculation	4,034,246	4,544,378

Basic earnings per share	$0.15	$0.09
Diluted earnings per share	$0.15	$0.09

7. Inventories

(dollars in millions)	As of March 30, 2024	As of December 30, 2023
Raw materials and supplies	$187.3	$168.2
Work in progress	50.1	43.3
Finished goods	439.8	435.7
Total inventories	$677.2	$647.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2023	$1,338.5	$700.2	$2,038.7
Foreign currency translation	(23.9)	(2.3)	(26.2)
As of March 30, 2024	$1,314.6	$697.9	$2,012.5

9. Intangible assets

	As of March 30, 2024			As of December 30, 2023
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,983.8	$(1,145.9)	$837.9	$2,003.6	$(1,127.7)	$875.9
—Technology	90.5	(90.4)	0.1	90.6	(90.3)	0.3
—Capitalized software	118.8	(79.2)	39.6	117.3	(76.8)	40.5
	2,193.1	(1,315.5)	877.6	2,211.5	(1,294.8)	916.7
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,706.5	$(1,359.5)	$1,347.0	$2,724.9	$(1,338.8)	$1,386.1
During the three months ended March 30, 2024, the amortization expense recognized in respect of intangible assets was $32.5 million, compared to $32.1 million for the three months ended April 1, 2023. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $8.8 million for the three months ended March 30, 2024, compared to an increase of $9.2 million for the three months ended April 1, 2023.
10. Derivative financial instruments
We are exposed to certain financial risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally foreign currency swaps, forward foreign currency contracts, interest rate caps (options) and interest rate swaps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact.
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
The period end fair values of derivative financial instruments were as follows:

	As of March 30, 2024					As of December 30, 2023
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$9.9	$—	$—	$(60.1)	$(50.2)	$8.5	$—	$—	$(77.7)	$(69.2)
—Interest rate swaps	32.4	8.6	(10.0)	(5.8)	25.2	29.9	11.8	(9.9)	(13.6)	18.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.7	—	(0.6)	—	2.1	3.9	—	(1.8)	—	2.1
	$45.0	$8.6	$(10.6)	$(65.9)	$(22.9)	$42.3	$11.8	$(11.7)	$(91.3)	$(48.9)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. This has been designated as a net investment hedge of certain of our Chinese operations. In May 2023, we amended our existing cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). During November 2022, we executed additional cross currency swaps that have been designated as net investment hedges of certain of our European operations, with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. As of both March 30, 2024 and December 30, 2023, the aggregated notional principal amounts of the cross currency swaps were €756.1 million and ¥1,784.0 million.
The fair value gain (loss) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net fair value gain (loss) recognized in OCI in relation to:
—Designated cross currency swaps	$19.0	$(12.2)
Total net fair value gain (loss)	$19.0	$(12.2)
During the three months ended March 30, 2024, a net gain of $3.2 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $3.0 million during the three months ended April 1, 2023.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both March 30, 2024 and December 30, 2023, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million have a contract term from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have a contract term from November 16, 2022 to November 16, 2027.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$13.6	$(10.0)
—Amortization to net income of prior period fair value losses	—	4.5
—Reclassification from OCI to net income	(9.0)	(6.9)
Total movement	$4.6	$(12.4)
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash, as hedging instruments for the purposes of hedge accounting.
As of March 30, 2024 and December 30, 2023, there were no outstanding currency swaps.
As of March 30, 2024, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $164.1 million, compared to $140.8 million as of December 30, 2023.

The fair value gain recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Fair value gain recognized in relation to:
—Currency forward contracts recognized in SG&A	$2.1	$1.2
Total	$2.1	$1.2

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
The carrying amount and fair value of our debt are set out below:

	As of March 30, 2024		As of December 30, 2023
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$27.9	$27.8	$36.5	$36.5
Non-current	2,313.1	2,340.0	2,415.0	2,444.7
	$2,341.0	$2,367.8	$2,451.5	$2,481.2
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. The two dollar term loans under the secured credit facilities pay interest at floating rates, subject to a 0.75% and 0.50% Term SOFR floor as further described in Note 12. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.

C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of March 30, 2024
Derivative assets	$—	$53.6	$53.6
Derivative liabilities	$—	$(76.5)	$(76.5)
Cash equivalents	$21.3	$34.0	$55.3

As of December 30, 2023
Derivative assets	$—	$54.1	$54.1
Derivative liabilities	$—	$(103.0)	$(103.0)
Cash equivalents	$76.2	$52.8	$129.0
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during the three months ended March 30, 2024.

12. Debt

(dollars in millions)	As of March 30, 2024	As of December 30, 2023
Secured debt:
—Dollar Term Loans	$1,799.0	$1,903.9
Unsecured debt:
—6.25% Dollar Senior Notes due 2026	568.0	568.0
Total principal of debt	2,367.0	2,471.9
Deferred issuance costs	(34.4)	(37.4)
Accrued interest	8.4	17.0
Total carrying value of debt	2,341.0	2,451.5
Debt, current portion	27.9	36.5
Debt, less current portion	$2,313.1	$2,415.0
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
Debt issuances and redemptions
During February 2024, we made a voluntary principal debt repayment of $100.0 million against our Existing Dollar Term Loans (as defined below). As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During Fiscal 2023, we paid down the borrowings on the asset-backed revolver and had no outstanding borrowings as of March 30, 2024 and December 30, 2023.
Dollar Term Loans
Our secured credit facilities consist of two loans (collectively, the “Dollar Term Loans”), one of which was originally drawn on July 3, 2014 and refinanced on February 24, 2021 (the “Existing Dollar Term Loans”), and a new $575.0 million tranche of dollar denominated term loans (the “New Dollar Term Loans”) drawn on November 16, 2022. These term loan facilities bear interest at a floating rate, which for U.S. dollar debt can be either a base rate as defined in the credit agreement plus an applicable margin, or at our option, Term SOFR plus an applicable margin. The Existing Dollar Term Loans mature on March 31, 2027, while the New Dollar Term Loans mature on November 16, 2029.
The Existing Dollar Term Loans’ interest rate is currently Adjusted Term SOFR, subject to a floor of 0.75%, plus a margin of 2.60%, and as of March 30, 2024, borrowings under this facility bore interest at a rate of 7.93% per annum. On March 1, 2023, Gates amended the Existing Dollar Term Loans’ reference rate from LIBOR to Term SOFR, with a credit spread adjustment of 0.10%. The Existing Dollar Term Loans interest rate is currently re-set on the last business day of each month based on the election of one month interest periods.
The New Dollar Term Loans’ interest rate is currently Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00%, and as of March 30, 2024, borrowings under this facility bore interest at a rate of 8.33% per annum. The New Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. On October 10, 2023, we amended the New Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum

Both Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the three months ended March 30, 2024, we made amortization payments against the Existing Dollar Term Loans and New Dollar Term Loans of $3.5 million and $1.4 million, respectively.
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
Unsecured Senior Notes
As of March 30, 2024, we had $568.0 million of Dollar Senior Notes outstanding that were issued in November 2019. These notes are scheduled to mature on January 15, 2026 and bear interest at an annual fixed rate of 6.25% with semi-annual interest payments.
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
As of both March 30, 2024 and December 30, 2023, there were no drawings for cash under the revolving credit facility and there were no letters of credit outstanding.
Debt under the revolving credit facility bears interest at a floating rate, which can be either a base rate as defined in the credit agreement plus an applicable margin or, at our option, the reference rate, plus an applicable margin. On March 1, 2023, Gates amended the secured revolving credit facility reference rate for borrowing in dollars from LIBOR to Term SOFR.
Asset-backed revolver
We also have a revolving credit facility backed by certain of our assets in North America. On November 18, 2021, we amended the credit agreement governing this facility to, among other things, reduce the maximum facility size from $325.0 million to $250.0 million ($250.0 million as of March 30, 2024 and December 30, 2023, based on the values of the secured assets on those dates), and extended the maturity date from January 29, 2023 to November 18, 2026 (subject to certain springing maturities related to our Unsecured Senior Notes if more than $500.0 million is outstanding 91 days prior to its maturity). The facility also allows for a letter of credit sub-facility of $150.0 million within the $250.0 million maximum.
As of March 30, 2024, there were no drawings for cash under this facility. The letters of credit outstanding under this facility were $28.6 million and $29.7 million as of March 30, 2024 and December 30, 2023, respectively.
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
Net periodic benefit cost
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three Months Ended March 30, 2024			Three Months Ended April 1, 2023
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$1.0	$—	$1.0
Reported outside of operating income:
—Interest cost	6.1	0.3	6.4	6.2	0.4	6.6
—Expected return on plan assets	(6.5)	—	(6.5)	(6.4)	—	(6.4)
—Net amortization of prior period losses (gains)	0.2	(0.8)	(0.6)	—	(0.9)	(0.9)
Net periodic benefit cost	$0.8	$(0.5)	$0.3	$0.8	$(0.5)	$0.3

Cash Contributions	$1.6	$1.0	$2.6	$2.1	$1.1	$3.2
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other (income) expense line in the condensed consolidated statement of operations.
For 2024 as a whole, we expect to contribute approximately $7.3 million to our defined benefit pension plans and approximately $3.0 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended March 30, 2024, we recognized a charge of $8.6 million, compared to $9.5 million in the three months ended April 1, 2023.
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

Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs include option awards with the same vesting terms as the Tier II, III and IV option awards described above, and, due to the vesting event described above. All Tier III SARs expired on July 3, 2022 as the specific performance hurdle was not achieved.
Changes in the awards granted under this plan are summarized in the tables below.
Awards issued under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (the “2018 Plan”)
In conjunction with the initial public offering in January 2018, Gates adopted the 2018 Plan, which is a market-based long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and restricted stock units (“RSUs”).
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Three Months Ended March 30, 2024
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,828,327	$6.98
—Tier II	2014 Plan	1,996,017	$7.01
—Tier IV	2014 Plan	1,986,416	$10.52
—SARs	Both plans	735,221	$10.47
—Share options	2018 Plan	2,345,520	$14.90
—Premium-priced options	2018 Plan	835,469	$18.88
		9,726,970	$10.90
Granted during the period:
—SARs	2018 Plan	22,100	$14.87
		22,100	$14.87
Forfeited during the period:
—SARs	2018 Plan	(3,001)	$13.40
		(3,001)	$13.40
Expired during the period:
—Share options	2018 Plan	(15,000)	$14.99
		(15,000)	$14.99
Exercised during the period:
—Tier I	2014 Plan	(95,237)	$6.80
—Tier II	2014 Plan	(84,642)	$6.88
—Tier IV	2014 Plan	(71,783)	$10.32
—SARs	Both Plans	(134,766)	$9.23
—Share options	2018 Plan	(37,081)	$14.05
		(423,509)	$8.82
Outstanding at the end of the period:
—Tier I	2014 Plan	1,733,090	$6.99
—Tier II	2014 Plan	1,911,375	$7.02
—Tier IV	2014 Plan	1,914,633	$10.53
—SARs	Both plans	619,554	$10.88
—Share options	2018 Plan	2,293,439	$14.91
—Premium-priced options	2018 Plan	835,469	$18.88
		9,307,560	$11.00

Exercisable at the end of the period		9,215,590	$10.96
Vested and expected to vest at the end of the period		9,295,189	$10.99
As of March 30, 2024, the aggregate intrinsic value of options that were exercisable was $63.3 million, and these options had a weighted average remaining contractual term of 2.9 years. As of March 30, 2024, the aggregate intrinsic value of options that were vested or expected to vest was $63.6 million, and these options had a weighted average remaining contractual term of 2.9 years.
As of March 30, 2024, the unrecognized compensation charge relating to the nonvested options was $0.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended March 30, 2024, cash of $2.5 million was received in relation to the exercise of vested options, respectively, compared to $11.3 million during the three months ended April 1, 2023. The aggregate intrinsic value of options exercised during the three months ended March 30, 2024 was $1.8 million, compared to $4.0 million during the three months ended April 1, 2023.
Summary of movements in RSUs and PRSUs outstanding

	Three Months Ended March 30, 2024
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,032,230	$13.78
—PRSUs	917,661	$16.77
	3,949,891	$14.47
Granted during the period:
—RSUs	1,151,752	$14.87
—PRSUs	426,607	$16.37
	1,578,359	$15.27
Forfeited during the period:
—RSUs	(15,201)	$14.63
—PRSUs	(86,680)	$15.26
	(101,881)	$15.16
Vested during the period:
—RSUs	(862,708)	$14.84
—PRSUs	(154,274)	15.00
	(1,016,982)	$14.86
Outstanding at the end of the period:
—RSUs	3,306,073	$13.88
—PRSUs	1,103,314	$16.98
	4,409,387	$14.66
As of March 30, 2024, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $28.0 million, which is expected to be recognized over a weighted average period of 2.0 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended March 30, 2024 was $15.1 million, compared to $14.7 million during the three months ended April 1, 2023.

Valuation of awards granted during the period
The grant date fair value of the SARs are measured using a Black-Scholes valuation model. RSUs are valued at the share price on the date of grant. The Relative TSR component of the PRSUs were valued using Monte Carlo simulations. As Gates only has volatility data for its shares for the period since its IPO, this volatility has, where necessary, been weighted with the debt-levered volatility of a peer group of public companies in order to determine the expected volatility over the expected option life. The expected option life represents the period of time for which the options are expected to be outstanding and is based on consideration of the contractual life of the option, option vesting period, and historical exercise patterns. The weighted average fair values and relevant assumptions were as follows:

	Three months ended
	March 30, 2024	April 1, 2023
Weighted average grant date fair value:
—SARs	$6.95	$6.71
—RSUs	$14.87	$14.06
—PRSUs	$16.37	$15.88

Inputs to the model:
—Expected volatility — SARs	41.7%	43.4%
—Expected volatility — PRSUs	31.6%	37.7%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.2%	4.1%
PRSUs	4.4%	4.6%
15. Equity
Movements in the Company’s number of shares in issue for the three months ended March 30, 2024 and April 1, 2023, respectively, were as follows:

	Three months ended
(number of shares)	March 30, 2024	April 1, 2023
Balance as of the beginning of the period	264,259,788	282,578,917
Exercise of share options	288,743	1,398,001
Vesting of restricted stock units, net of withholding taxes	847,345	915,083
Shares repurchased and cancelled	(4,151,100)	—
Balance as of the end of the period	261,244,776	284,892,001
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
On February 7, 2024, the Company’s Board approved another share repurchase program for up to $100 million in authorized share repurchases, which expires on October 6, 2024. On February 12, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 17,500,000 ordinary shares of the Company at a price of $12.045 per ordinary share (the “February 2024 Offering”). The selling shareholders also granted the underwriters an option to purchase up to 2,625,000 additional ordinary shares of the Company; this option was exercised in full on February 16, 2024. The Company did not receive any proceeds from the sale of ordinary shares in the February 2024 Offering, which closed on February 16, 2024. In connection with the February 2024 Offering, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the 2024 Repurchase have been cancelled.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	0.1	(40.5)	—	(40.4)	(13.0)	(53.4)
Cash flow hedges movements	—	—	3.4	3.4	—	3.4
Post-retirement benefit movements	(0.4)	—	—	(0.4)	—	(0.4)
Other comprehensive (loss) income	(0.3)	(40.5)	3.4	(37.4)	(13.0)	(50.4)
As of March 30, 2024	$(15.6)	$(872.8)	$22.5	$(865.9)	$(91.4)	$(957.3)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(1.6)	72.4	—	70.8	0.8	71.6
Cash flow hedges movements	—	—	(9.3)	(9.3)	—	(9.3)
Post-retirement benefit movements	(0.7)	—	—	(0.7)	—	(0.7)
Other comprehensive (loss) income	(2.3)	72.4	(9.3)	60.8	0.8	61.6
As of April 1, 2023	$(1.7)	$(877.6)	$22.3	$(857.0)	$(63.8)	$(920.8)
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
As described in Note 15, in February 2024, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from certain shareholders affiliated with Blackstone for an aggregate consideration of $50.0 million, plus costs paid directly related to the transaction of $0.3 million.
B. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Purchases	$(4.0)	$(5.1)
Amounts outstanding in respect of these transactions were payables of $1.1 million as of March 30, 2024, compared to payables of $0.2 million as of December 30, 2023. No dividends were received from our equity method investees during the periods presented.

C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Sales	$9.6	$13.3
Purchases	$(3.7)	$(4.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 30, 2024	As of December 30, 2023
Receivables	$3.8	$3.2
Payables	$(2.8)	$(3.2)
18. Commitments and contingencies
A. Performance bonds, letters of credit and bank guarantees
As of March 30, 2024, letters of credit totaling $28.6 million were outstanding against the asset-backed revolving facility, compared to $29.7 million as of December 30, 2023. Gates had additional outstanding performance bonds, letters of credit and bank guarantees amounting to $8.6 million as of March 30, 2024, compared to $8.4 million as of December 30, 2023.
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
C. Warranties
The following summarizes the movements in the warranty liability for the three months ended March 30, 2024 and April 1, 2023, respectively:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Balance as of the beginning of the period	$15.9	$17.6
Charge for the period	2.4	1.9
Payments made	(2.4)	(2.2)
Foreign currency translation	(0.2)	—
Balance as of the end of the period	$15.7	$17.3

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
During the three months ended March 30, 2024, sales into replacement channels accounted for approximately 66% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 30, 2024, sales into first-fit channels accounted for approximately 34% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.
During the three months ended March 30, 2024, previous challenges related to supply chains, logistics, and inflation continued to ease, which improved our productivity and expanded our profitability. We continue to make progress on improving our inventory position and turnover to meet our customer demands. We expect our enterprise initiatives to continue improving our profitability and cash generation through Fiscal 2024.

Global conflicts, such as the conflict between Russia and Ukraine and the sanctions and counter-sanctions imposed in response to it, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. The Russia-Ukraine and other global conflicts did not have a significant adverse impact on our operating results during the three months ended March 30, 2024. We will continue to monitor if the Russia-Ukraine and other conflicts impact global economic conditions or our business.
Results for the three months ended March 30, 2024 compared to the results for the three months ended April 1, 2023
Summary Gates Performance

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net sales	$862.6	$897.7
Cost of sales	532.6	572.6
Gross profit	330.0	325.1
Selling, general and administrative expenses	211.7	232.1
Transaction-related expenses	0.4	0.2
Restructuring expenses	1.2	5.5
Operating income from continuing operations	116.7	87.3
Interest expense	37.5	40.8
Other (income) expenses	(1.5)	0.3
Income from continuing operations before taxes	80.7	46.2
Income tax expense	34.5	15.3
Net income from continuing operations	$46.2	$30.9

Operating income from continuing operations margin	13.5%	9.7%
Adjusted EBITDA(1)	$195.6	$174.5
Adjusted EBITDA margin	22.7%	19.4%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended March 30, 2024 were $862.6 million, compared to $897.7 million during the prior year period, a decrease of 3.9%, or $35.1 million, driven primarily by lower volumes, partially offset by a $14.5 million benefit from pricing. Our net sales for the three months ended March 30, 2024 were adversely impacted by movements in average currency exchange rates of $2.8 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, primarily Chinese Renminbi, Turkish Lira and Japanese Yen, partially offset by the weakening of the U.S. dollar against the Mexican Peso and the Euro. As such, core sales decreased by $32.3 million, or 3.6%, during the three months ended March 30, 2024 compared to the prior year period.
The overall core sales decline was driven primarily by a decrease in sales to customers in our industrial channels, which were 10.0% lower compared with the prior year period. Industrial first-fit and industrial replacement sales declined by 17.5% and 3.8%, respectively, during the three months ended March 30, 2024 compared to the prior year period. The majority of the sales decline in the industrial channel was from EMEA and North America, which declined by 19.7% and 7.9%, respectively. The industrial sales decline was primarily driven by off-highway and personal mobility end markets, with a 10.1% and 41.4% decline, respectively, compared to the prior year period. Sales from automotive channels increased by 4.2% during the three months ended March 30, 2024 compared to the prior year period, particularly in North America and EMEA with increases of 4.7% and 2.2%, respectively, compared to the prior year period.

Cost of sales
Cost of sales for the three months ended March 30, 2024 was $532.6 million, compared to $572.6 million for the prior year period, a decrease of 7.0%, or $40.0 million. The decrease was primarily attributable to a combined impact of lower volumes and enterprise initiatives which favorably impacted manufacturing performance, totaling $37.3 million, for the three months ended March 30, 2024 compared to the prior period.
Gross profit
As a result of the factors described above, gross profit for the three months ended March 30, 2024 was $330.0 million, compared to $325.1 million for the prior year period, an increase of 1.5% or $4.9 million. Our gross profit margin improved by 210 basis points to 38.3% for the three months ended March 30, 2024, up from 36.2% for the prior year period.
Selling, general and administrative expenses
SG&A expenses for the three months ended March 30, 2024 were $211.7 million compared to $232.1 million for the prior year period. This decrease of $20.4 million was primarily attributable to a $10.6 million charge related to the credit loss due to a customer bankruptcy incurred during the prior year period. The decrease was also driven by lower labor and benefits expenditures and higher corporate-owned life insurance related income, totaling $10.0 million for the three months ended March 30, 2024.
Transaction-related expenses
Transaction-related expenses for the three months ended March 30, 2024 were $0.4 million compared to $0.2 million for the prior year period. The increase in expenses related primarily to the secondary offering completed during the three months ended March 30, 2024.
Restructuring expenses
Restructuring expenses of $1.2 million were incurred during the three months ended March 30, 2024, related to legal and consulting expenses, relocation of certain production activities in Mexico, and other restructuring costs associated with prior period facility closures or relocations in several countries.
Restructuring expenses of $5.5 million were recognized during the prior year period, related primarily to severance and non-severance labor costs and other costs related to facility closures or relocations in several countries.
Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Debt:
Dollar Term Loans	$24.6	$29.5
Dollar Senior Notes	8.9	9.0
	33.5	38.5
Amortization of deferred issuance costs	3.2	2.2
Other interest expense	0.8	0.1
	$37.5	$40.8
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended March 30, 2024 decreased when compared to the equivalent prior year period, primarily due to the favorable impact of derivatives partially offset by higher interest rates applicable on the floating rate Dollar Term Loans. Amortization of deferred issuance costs during the three months ended March 30, 2024 included the accelerated amortization of $1.0 million due to the $100.0 million repayment against our Existing Dollar Term Loans (as defined below) in February 2024.

Other (income) expenses
Our other expenses were as follows:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Interest income on bank deposits	$(5.7)	$(2.0)
Foreign currency (gain) loss on net debt and hedging instruments	(0.8)	1.6
Net adjustments related to post-retirement benefits	(0.7)	(0.7)
Foreign currency loss on hyperinflation remeasurement	3.4	—
Other	2.3	1.4
	$(1.5)	$0.3
Other income for the three months ended March 30, 2024 was $1.5 million, compared to $0.3 million expense in the prior year period. This change was driven primarily by the impact of higher interest income on bank deposits compared to the prior year period due to higher interest rates, and net movements in foreign currency exchange rates on net debt and hedging instruments. The increase was partially offset by foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies, specifically Argentina and Türkiye, and higher costs incurred in relation to our trade accounts receivable factoring program due to an increase in the discount rate.
Income tax expense (benefit)
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 30, 2024, we had an income tax expense of $34.5 million on pre-tax income of $80.7 million, which resulted in an effective tax rate of 42.8%, compared to an income tax expense of $15.3 million on pre-tax income of $46.2 million, which resulted in an effective tax rate of 33.1% for the three months ended April 1, 2023.
For the three months ended March 30, 2024 the effective tax rate was driven primarily by the jurisdictional mix of earnings and by discrete expenses of $11.7 million, of which $9.1 million related to changes in the realizability of certain deferred tax assets, $1.4 million related to net unrecognized tax benefits, and $1.2 million related to other net discrete expenses. For the three months ended April 1, 2023, the effective tax rate was driven primarily by discrete tax expenses of $6.4 million, of which $2.6 million related to the impacts of tax law changes primarily in Türkiye and Belgium, $1.9 million related to undistributed foreign earnings, and $2.9 million related to other net discrete expenses, partially offset by $1.0 million of net unrecognized tax benefits.
Numerous foreign jurisdictions, including the U.K., have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2024 to have a materially adverse impact on our results of operations, financial position or cash flows.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 30, 2024, it is more likely than not that deferred tax assets in the U.S., Germany, and China totaling $12.3 million are not realizable. Accordingly, we discretely recognized $9.1 million expense from deferred tax assets that are no longer realizable, while the remaining $3.2 million will be recognized during the year through the effective tax rate. As a result of changes in our Sponsor’s ownership in us and estimates of future taxable profits against which net operating losses and foreign tax credits can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 30, 2024 was $195.6 million, compared to $174.5 million for the prior year period, an increase of 12.1% or $21.1 million. Adjusted EBITDA margin was 22.7% for the three months ended March 30, 2024, a 330 basis point improvement from the prior year period margin of 19.4%. The increase in Adjusted EBITDA was largely the result of enterprise initiatives which favorably impacted manufacturing performance, benefits from pricing and favorable movements in average currency exchange rates, partially offset by lower volumes.
For a reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.8% of Gates’ net sales for the three months ended March 30, 2024)

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023	Period over Period Change
Net sales	$532.8	$548.1	(2.8%)
Adjusted EBITDA	$119.0	$107.7	10.5%
Adjusted EBITDA margin	22.3%	19.6%
Net sales in Power Transmission for the three months ended March 30, 2024 decreased by 2.8%, or $15.3 million, compared to the prior year period driven primarily by a $17.8 million decrease in volume, partially offset by $8.4 million from favorable pricing. In addition, Power Transmission’s net sales were adversely impacted by movements in average currency exchange rates of $5.9 million. As such, core sales decreased by 1.7%, or $9.4 million.
Power Transmission’s core sales decline was driven primarily by lower sales to customers in our industrial channels, which declined by 10.0% during the three months ended March 30, 2024 compared to the prior year period. The decline in industrial sales was primarily driven by EMEA and North America, with sales declines of 27.6% and 4.5%, respectively, compared to the prior year period. The personal mobility end market drove the majority of this decline, with a 45.0% decrease in sales compared to the prior year period, primarily in EMEA. Automotive channel sales increased by 3.7% globally compared to the prior year period, particularly in North America which saw a 4.9% increase in sales during the three months ended March 30, 2024 compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended March 30, 2024 increased by 10.5%, or $11.3 million, compared to the prior period. This increase was driven primarily by a combination of benefits from pricing, enterprise initiatives which favorably impacted manufacturing performance, and lower inflation costs, partially offset by lower volume. As a result, Adjusted EBITDA margin for the three months ended March 30, 2024 was 22.3%, a 270 basis point increase from the prior year period Adjusted EBITDA margin of 19.6%.

Fluid Power (38.2% of Gates’ net sales for the three months ended March 30, 2024)

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023	Period over Period Change
Net sales	$329.8	$349.6	(5.7%)
Adjusted EBITDA	$76.6	$66.8	14.7%
Adjusted EBITDA margin	23.2%	19.1%
Net sales in Fluid Power for the three months ended March 30, 2024 decreased by 5.7%, or $19.8 million driven primarily by lower volumes, partially offset by a $6.1 million benefit from pricing. In addition, Fluid Power’s net sales were favorably impacted by movements in average currency exchange rates of $3.1 million. As such, core sales decreased by 6.6%, or $22.9 million, compared to the prior year period.
Fluid Power’s core sales decline in the three months ended March 30, 2024 was driven primarily by declines in sales to our industrial customers. Sales to our industrial first-fit and replacement customers declined by 15.8% and 5.0%, respectively, compared to the prior year period, predominately from North America and EMEA. Sales to the off-highway end markets, which drove the majority of this decrease, declined by 12.1% globally during the three months ended March 30, 2024 compared to the prior year period. This decline was partially offset by an increase of 6.3% in sales to automotive channel compared to the prior year period.
Fluid Power Adjusted EBITDA for the three months ended March 30, 2024 increased by 14.7%, or $9.8 million, compared to the prior year period. The increase in Adjusted EBITDA was driven primarily by a combination of enterprise initiatives which favorably impacted manufacturing performance, benefits from pricing, and favorable movements in average currency exchange rates, partially offset by lower volumes. The Adjusted EBITDA margin consequently increased by 410 basis points compared to the prior year period.
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

Cash Flow
Three Months Ended March 30, 2024 compared to the three months ended April 1, 2023
Cash used in operating activities was $21.0 million during the three months ended March 30, 2024 compared to cash provided by operating activities of $52.5 million during the prior year period, driven primarily by an increase of $32.2 million in trade working capital movement compared to the prior year period, an increased amount of bonus payments compared to the prior year period, and an increase of $9.2 million in income taxes paid compared to the prior year period.
Net cash used in investing activities during the three months ended March 30, 2024 was $19.5 million, compared to $29.9 million in the prior year period. The decrease of cash used in investing activities was primarily driven by a $14.1 million decrease in net cash paid under company-owned life insurance policies, partially offset by increased capital expenditures of $3.5 million.
Net cash used in financing activities was $148.9 million during the three months ended March 30, 2024, compared to $2.1 million in the prior year period. Current year outflows were primarily related to the $104.9 million debt repayment, and the $50.3 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 15 to the condensed consolidated financial statements included elsewhere in this report.
Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 30, 2024	As of December 30, 2023	As of March 30, 2024	As of December 30, 2023
Debt:
—Secured
Dollar Term Loans	$1,768.4	$1,870.3	$1,799.0	$1,903.9
—Unsecured
Dollar Senior Notes	572.6	581.2	568.0	568.0
	$2,341.0	$2,451.5	$2,367.0	$2,471.9

We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. The Dollar Term Loans that were originally drawn on July 3, 2014 and refinanced on February 24, 2021 are referred to as the “Existing Dollar Term Loans”, and the Dollar Term Loans that were issued on November 16, 2022 are referred to as the “New Dollar Term Loans.” Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Debt drawings and redemptions
During February 2024, we made a voluntary principal debt repayment of $100.0 million against our Existing Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During Fiscal 2023, we paid down the borrowings on the asset-backed revolver and had no remaining outstanding balance as of March 30, 2024 and December 30, 2023, as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
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
For the twelve months ended March 30, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 75% of our net sales and 74% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 30, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 68% of our total assets and approximately 26% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the three months ended March 30, 2024, our Net Debt increased by $93.5 million from $1,751.3 million as of December 30, 2023 to $1,844.8 million as of March 30, 2024. Net Debt was impacted adversely by $8.9 million due to movements in currency exchange rates. Excluding this impact, Net Debt increased by $84.6 million, which was driven primarily by $50.3 million paid to acquire shares under our share repurchase program, $21.0 million of cash used in operating activities, and $18.1 million of capital expenditures during the three months ended March 30, 2024.
Borrowing Headroom
As of March 30, 2024, our asset-backed revolving credit facility had a borrowing base of $250.0 million, being the maximum amount we can draw down based on the current value of the secured assets. As of March 30, 2024, there were letters of credit outstanding against the facility amounting to $28.6 million. We also have a secured revolving credit facility that provides for multi-currency revolving loans up to an aggregate principal amount of $250.0 million, with no amounts drawn as of March 30, 2024.
In total, our committed borrowing headroom was $471.4 million, in addition to cash and cash equivalents balances of $522.2 million.
Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP measure that represents net income or loss from continuing operations for the period before the impact of income taxes, net interest and other expenses, depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting net finance costs), tax positions (such as the availability of net operating losses against which to relieve taxable profits), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).
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
•cybersecurity incident expenses; and
•inventory adjustments related to certain inventories accounted for on a LIFO basis.
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
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net income from continuing operations	$46.2	$30.9
Income tax expense	34.5	15.3
Net interest and other expenses	36.0	41.1
Depreciation and amortization	54.6	54.5
EBITDA	171.3	141.8
Transaction-related expenses (1)	0.4	0.2
Restructuring expenses	1.2	5.5
Share-based compensation expense	8.6	9.5
Inventory impairments and adjustments (included in cost of sales) (2)	13.9	0.6
Severance expenses (included in cost of sales)	—	0.5
Severance expenses (included in SG&A)	0.1	0.6
Credit loss related to customer bankruptcy (included in SG&A) (3)	0.1	10.7
Cybersecurity incident expenses (4)	—	5.1
Adjusted EBITDA	$195.6	$174.5

(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. Based on further developments in the bankruptcy proceedings, we recorded an additional $0.1 million pre-tax charge during the three months ended March 30, 2024. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
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

	Three months ended
(dollars in millions)	March 30, 2024	April 1, 2023
Net sales	$862.6	$897.7
Adjusted EBITDA	$195.6	$174.5
Adjusted EBITDA margin	22.7%	19.4%
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

	Three months ended March 30, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 30, 2024	$532.8	$329.8	$862.6
Impact on net sales of movements in currency rates	5.9	(3.1)	2.8
Core sales for the three months ended March 30, 2024	$538.7	$326.7	$865.4

Net sales for the three months ended April 1, 2023	548.1	349.6	897.7
Decrease in net sales on a core basis (core sales)	$(9.4)	$(22.9)	$(32.3)

Core sales decline	(1.7%)	(6.6%)	(3.6%)
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

Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.
Net Debt was as follows:

(dollars in millions)	As of March 30, 2024	As of December 30, 2023
Principal amount of debt	$2,367.0	$2,471.9
Less: Cash and cash equivalents	(522.2)	(720.6)
Net Debt	$1,844.8	$1,751.3
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of March 30, 2024	As of December 30, 2023
Principal amount of debt	$2,367.0	$2,471.9
Accrued interest	8.4	17.0
Deferred issuance costs	(34.4)	(37.4)
Carrying amount of debt	$2,341.0	$2,451.5
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Global LLC level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $4.2 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 5.75 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Global LLC, an indirect subsidiary of Gates Industrial Corporation plc, is the borrower under our revolving credit facility and our term loan facility and the issuer of our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Global LLC and those for the Company that are included elsewhere in this report is a payable of $382.3 million due to Gates Global LLC and its subsidiaries from indirect parent entities of Gates Global LLC as of March 30, 2024 (compared to a payable of $333.6 million due to Gates Global LLC and its subsidiaries as of December 30, 2023) and additional cash and cash equivalents held by the Company and other indirect parent entities of Gates Global LLC of $15.7 million and $3.5 million as of March 30, 2024 and December 30, 2023, respectively.
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
Please refer to “Critical Accounting Estimates and Judgments” described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the SEC, from which there have been no material changes.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 30, 2024, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended March 30, 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
1/31/2024 - 1/27/2024	—	$—	—	$100.0
1/28/2024 -2/24/2024	4,151,100	$12.0450	4,151,100	$50.0
2/25/2024 - 3/30/2024	—	$—	—	$50.0
Total	4,151,100	$12.0450	4,151,100	$50.0
(1)    Does not include commissions or other costs paid to repurchase shares. All shares repurchased were cancelled by the end of the quarter ended March 30, 2024.
(2)    The share repurchase program was established in February 2024, allowing for up to $100 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through October 2024. Under this publicly announced program, we were authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In February 2024, we repurchased approximately $50 million of our ordinary shares under the share repurchase program pursuant to a share repurchase contract with Citigroup Global Markets Inc. and no additional shares are authorized for repurchase under the program.
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
Trading Arrangements
During the three months ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024*
10.2	Form of Global Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2024*
10.3	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2024*
10.4	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024*
10.5	Form of Global Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2024*
10.6	Form of Global Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2024*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Section 13(r) Disclosure*
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended March 30, 2024, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2024 and April 1, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2024 and April 1, 2023, (iii) Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2024 and April 1, 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 30, 2024 and April 1, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: May 1, 2024