Form 10-Q
period 2024-06-29
Gates Industrial Corp plc
filed 2024-07-31
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 29, 2024, there were 261,612,701 ordinary shares of $0.01 par value outstanding.

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
•“Blackstone” or “our Sponsor” refer to investment funds affiliated with Blackstone Inc., which together own approximately 19.8% of our outstanding ordinary shares as of June 29, 2024; and
•    “Board” refers to the board of directors of Gates Industrial Corporation plc.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$885.5	$936.3	$1,748.1	$1,834.0
Cost of sales	528.1	583.6	1,060.7	1,156.2
Gross profit	357.4	352.7	687.4	677.8
Selling, general and administrative expenses	218.3	220.7	430.0	452.8
Transaction-related expenses	1.2	0.6	1.6	0.8
Restructuring expenses	1.6	2.2	2.8	7.7
Other operating expenses	0.1	0.1	0.1	0.1
Operating income from continuing operations	136.2	129.1	252.9	216.4
Interest expense	49.1	44.5	86.6	85.3
Other (income) expenses	(3.1)	3.7	(4.6)	4.0
Income from continuing operations before taxes	90.2	80.9	170.9	127.1
Income tax expense	12.3	9.6	46.8	24.9
Net income from continuing operations	77.9	71.3	124.1	102.2
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.3	0.1	0.4	0.4
Net income	77.6	71.2	123.7	101.8
Less: non-controlling interests	6.9	6.3	13.0	10.5
Net income attributable to shareholders	$70.7	$64.9	$110.7	$91.3

Earnings per share
Basic
Earnings per share from continuing operations	$0.27	$0.24	$0.42	$0.33
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.27	$0.24	$0.42	$0.33

Diluted
Earnings per share from continuing operations	$0.26	$0.23	$0.41	$0.32
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.26	$0.23	$0.41	$0.32
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$77.6	$71.2	$123.7	$101.8
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax benefit (expense), respectively, of $0.2, $(0.2), $3.3 and $(2.2)	(91.2)	0.2	(160.6)	82.3
—Gain (loss) on net investment hedges, net of tax (expense) benefit, respectively, of $(0.9), $2.1, $(3.9) and $3.8	6.0	(7.8)	22.0	(18.3)
Total foreign currency translation movements	(85.2)	(7.6)	(138.6)	64.0
Cash flow hedges (interest rate derivatives):
— Gain arising in the period, net of tax expense, respectively, of $(1.0), $(5.9), $(4.4) and $(3.4)	2.8	17.7	13.0	10.2
—Reclassification to net income, net of tax benefit, respectively, of $2.3, $1.0, $4.5 and $1.6	(6.7)	(2.8)	(13.5)	(4.6)
Total cash flow hedges movements	(3.9)	14.9	(0.5)	5.6
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1, $0.2, $0.3 and $0.4	(0.5)	(0.6)	(0.9)	(1.3)
Total post-retirement benefits movements	(0.5)	(0.6)	(0.9)	(1.3)
Other comprehensive (loss) income	(89.6)	6.7	(140.0)	68.3
Comprehensive (loss) income for the period	$(12.0)	$77.9	$(16.3)	$170.1

Comprehensive (loss) income attributable to shareholders:
—(Loss) income arising from continuing operations	$(12.1)	$96.1	$(9.4)	$183.6
—Loss arising from discontinued operations	(0.3)	(0.1)	(0.4)	(0.4)
	(12.4)	96.0	(9.8)	183.2
Comprehensive income (loss) attributable to non-controlling interests	0.4	(18.1)	(6.5)	(13.1)
	$(12.0)	$77.9	$(16.3)	$170.1
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 29, 2024	As of December 30, 2023
Assets
Current assets
Cash and cash equivalents	$579.7	$720.6
Trade accounts receivable, net	807.5	768.2
Inventories	696.5	647.2
Taxes receivable	54.9	30.4
Prepaid expenses and other assets	237.9	234.9
Total current assets	2,376.5	2,401.3
Non-current assets
Property, plant and equipment, net	599.6	630.0
Goodwill	1,966.5	2,038.7
Pension surplus	8.3	8.6
Intangible assets, net	1,309.4	1,386.1
Right-of-use assets	127.7	120.1
Taxes receivable	18.3	18.5
Deferred income taxes	608.1	622.4
Other non-current assets	20.4	28.8
Total assets	$7,034.8	$7,254.5
Liabilities and equity
Current liabilities
Debt, current portion	$21.8	$36.5
Trade accounts payable	441.3	457.7
Taxes payable	61.4	36.6
Accrued expenses and other current liabilities	238.9	248.5
Total current liabilities	763.4	779.3
Non-current liabilities
Debt, less current portion	2,310.3	2,415.0
Post-retirement benefit obligations	79.1	83.8
Lease liabilities	117.8	110.6
Taxes payable	75.6	79.4
Deferred income taxes	106.4	119.4
Other non-current liabilities	87.9	123.1
Total liabilities	3,540.5	3,710.6
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 261,601,984 (December 30, 2023: authorized shares: 3,000,000,000; outstanding shares: 264,259,788)	2.6	2.6
—Additional paid-in capital	2,600.9	2,583.8
—Accumulated other comprehensive loss	(949.0)	(828.5)
—Retained earnings	1,522.5	1,462.3
Total shareholders’ equity	3,177.0	3,220.2
Non-controlling interests	317.3	323.7
Total equity	3,494.3	3,543.9
Total liabilities and equity	$7,034.8	$7,254.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net income	$123.7	$101.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.1	108.5
Foreign exchange and other non-cash financing (income) expenses	(11.9)	20.5
Share-based compensation expense	13.8	16.3
Decrease in post-employment benefit obligations, net	(4.2)	(5.1)
Deferred income taxes	(13.2)	(22.3)
Gain on disposal of property, plant and equipment	(7.2)	(0.1)
Other operating activities	(1.2)	3.6
Changes in operating assets and liabilities:
—Accounts receivable	(56.9)	(66.8)
—Inventories	(66.0)	23.0
—Accounts payable	(3.2)	(2.1)
—Prepaid expenses and other assets	13.6	7.6
—Taxes payable	(1.4)	(0.8)
—Other liabilities	(22.2)	(0.2)
Net cash provided by operating activities	72.8	183.9
Cash flows from investing activities
Purchases of property, plant and equipment	(37.9)	(24.4)
Purchases of intangible assets	(7.4)	(5.4)
Purchases of investments	(11.2)	—
Cash paid under company-owned life insurance policies	(4.1)	(17.0)
Cash received under company-owned life insurance policies	10.0	5.3
Proceeds from the sale of property, plant and equipment	10.5	0.4
Net cash used in investing activities	(40.1)	(41.1)
Cash flows from financing activities
Issuance of shares	7.1	16.7
Repurchase of shares	(50.3)	(251.7)
Proceeds from long-term debt	1,800.0	100.0
Payments of long-term debt	(1,907.0)	(9.8)
Debt issuance costs paid	(17.7)	(0.3)
Other financing activities	10.3	(15.3)
Net cash used in financing activities	(157.6)	(160.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(16.2)	4.4
Net decrease in cash and cash equivalents and restricted cash	(141.1)	(13.2)
Cash and cash equivalents and restricted cash at the beginning of the period	724.0	581.4
Cash and cash equivalents and restricted cash at the end of the period	$582.9	$568.2
Supplemental schedule of cash flow information
Interest paid	$86.0	$76.6
Income taxes paid	$61.4	$48.0
Accrued capital expenditures	$1.4	$1.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended June 29, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 30, 2024	$2.6	$2,590.1	$(865.9)	$1,451.8	$3,178.6	$316.8	$3,495.4

Net income	—	—	—	70.7	70.7	6.9	77.6
Other comprehensive loss	—	—	(83.1)	—	(83.1)	(6.5)	(89.6)
Total comprehensive (loss) income	—	—	(83.1)	70.7	(12.4)	0.4	(12.0)
Other changes in equity:
—Issuance of shares	—	4.6	—	—	4.6	—	4.6
—Shares withheld for employee taxes	—	—	—	—	—	—	—
—Buy-back and cancellation of shares	—	—	—	—	—	—	—
—Share-based compensation	—	6.2	—	—	6.2	0.1	6.3
As of June 29, 2024	$2.6	$2,600.9	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

	Three months ended July 1, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of April 1, 2023	$2.8	$2,559.9	$(857.0)	$1,509.3	$3,215.0	$338.6	$3,553.6

Net income	—	—	—	64.9	64.9	6.3	71.2
Other comprehensive income (loss)	—	—	31.1	—	31.1	(24.4)	6.7
Total comprehensive income (loss)	—	—	31.1	64.9	96.0	(18.1)	77.9
Other changes in equity:
—Issuance of shares	—	6.1	—	—	6.1	—	6.1
—Shares withheld for employee taxes	—	(0.1)	—	—	(0.1)	—	(0.1)
—Buy-back and cancellation of shares	(0.2)	—	—	(253.6)	(253.8)	—	(253.8)
—Share-based compensation	—	7.2	—	—	7.2	0.1	7.3
As of July 1, 2023	$2.6	$2,573.1	$(825.9)	$1,320.6	$3,070.4	$320.6	$3,391.0

	Six months ended June 29, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	110.7	110.7	13.0	123.7
Other comprehensive loss	—	—	(120.5)	—	(120.5)	(19.5)	(140.0)
Total comprehensive (loss) income	—	—	(120.5)	110.7	(9.8)	(6.5)	(16.3)
Other changes in equity:
—Issuance of shares	—	7.1	—	—	7.1	—	7.1
—Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)	—	(2.4)
—Buy-back and cancellation of shares	—	—	—	(50.5)	(50.5)	—	(50.5)
—Share-based compensation	—	12.4	—	—	12.4	0.1	12.5
As of June 29, 2024	$2.6	$2,600.9	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

	Six months ended July 1, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6

Net income	—	—	—	91.3	91.3	10.5	101.8
Other comprehensive income (loss)	—	—	91.9	—	91.9	(23.6)	68.3
Total comprehensive income (loss)	—	—	91.9	91.3	183.2	(13.1)	170.1
Other changes in equity:
—Issuance of shares	—	17.4	—	—	17.4	—	17.4
—Shares withheld for employee taxes	—	(1.7)	—	—	(1.7)	—	(1.7)
—Buy-back and cancellation of shares	(0.2)	—	—	(253.6)	(253.8)	—	(253.8)
—Share-based compensation	—	15.3	—	—	15.3	0.1	15.4
As of July 1, 2023	$2.6	$2,573.1	$(825.9)	$1,320.6	$3,070.4	$320.6	$3,391.0

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of June 29, 2024 and December 30, 2023, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from March 31, 2024 to June 29, 2024, with comparative information for the 91-day period from April 2, 2023 to July 1, 2023 and for the 182-day period from December 31, 2023 to June 29, 2024, with comparative information for the 182-day period from January 1, 2023 to July 1, 2023.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 29, 2024 and the results of its operations and cash flows for the periods ended June 29, 2024 and July 1, 2023. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of June 29, 2024, the collection of $114.7 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $112.4 million as of December 30, 2023. During the three and six months ended June 29, 2024, we incurred costs in respect of this program of $2.8 million and $6.0 million, respectively, which are recorded under other (income) expenses. During the three and six months ended July 1, 2023, we incurred costs in respect of this program of $1.6 million and $3.0 million, respectively.
These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes for the year ended December 30, 2023 included in the Company’s Annual Report on Form 10-K.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year.
2. Recent accounting pronouncements
•Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an ASU that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal year 2024 and interim periods beginning in the first quarter of fiscal year 2025, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our financial statement disclosures.
•ASU 2023-09 “Income Taxes” (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updated standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The updated standard is effective for our annual periods beginning in fiscal year 2025 and interim periods beginning in the first quarter of fiscal year 2026, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our financial statement disclosures.
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

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Power Transmission	$541.9	$573.9	$1,074.7	$1,122.0
Fluid Power	343.6	362.4	673.4	712.0
Continuing operations	$885.5	$936.3	$1,748.1	$1,834.0
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.

The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	June 29, 2024		July 1, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$143.9	$184.0	$155.6	$191.1
North America, excluding U.S.	62.3	53.3	56.5	55.9
United Kingdom (“U.K.”)	9.9	18.9	13.8	19.7
EMEA(1), excluding U.K.	158.6	46.8	168.4	54.1
East Asia and India	66.6	19.9	70.7	20.2
Greater China	73.4	11.1	80.4	10.5
South America	27.2	9.6	28.5	10.9
Net sales	$541.9	$343.6	$573.9	$362.4

	Six months ended
	June 29, 2024		July 1, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$284.9	$356.0	$300.4	$372.9
North America, excluding U.S.	125.4	103.8	111.3	107.7
U.K.	20.5	34.7	24.3	40.1
EMEA(1), excluding U.K.	311.6	98.8	336.1	108.0
East Asia and India	135.2	39.8	144.7	40.0
Greater China	142.1	21.5	150.4	21.8
South America	55.0	18.8	54.8	21.5
Net sales	$1,074.7	$673.4	$1,122.0	$712.0
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Developed	$572.5	$632.9	$1,129.5	$1,214.1
Emerging	313.0	303.4	618.6	619.9
Net sales	$885.5	$936.3	$1,748.1	$1,834.0
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income from continuing operations for the period before net interest and other expense, income taxes, depreciation and amortization.
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
•    cybersecurity incident expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Power Transmission	$123.8	$119.0	$242.8	$226.7
Fluid Power	78.4	78.3	155.0	145.1
Continuing operations	$202.2	$197.3	$397.8	$371.8
Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income from continuing operations	$77.9	$71.3	$124.1	$102.2
Income tax expense	12.3	9.6	46.8	24.9
Income from continuing operations before taxes	90.2	80.9	170.9	127.1
Interest expense	49.1	44.5	86.6	85.3
Other (income) expenses	(3.1)	3.7	(4.6)	4.0
Operating income from continuing operations	136.2	129.1	252.9	216.4
Depreciation and amortization	54.5	54.0	109.1	108.5
Transaction-related expenses (1)	1.2	0.6	1.6	0.8
Restructuring expenses	1.6	2.2	2.8	7.7
Share-based compensation expense	5.2	6.8	13.8	16.3
Inventory impairments and adjustments (2) (included in cost of sales)	3.4	3.5	17.3	4.1
Severance expenses (included in cost of sales)	—	—	—	0.5
Severance expenses (included in SG&A)	—	0.3	0.1	0.9
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	0.7	0.1	11.4
Cybersecurity incident expenses (4)	—	—	—	5.1
Other items not directly related to current operations (5)	0.1	0.1	0.1	0.1
Adjusted EBITDA	$202.2	$197.3	$397.8	$371.8
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. Based on further developments in the bankruptcy proceedings, we recorded an additional $0.1 million pre-tax charge during the six months ended June 29, 2024. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
(4)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
(5)    Other items not directly related to current operations include asset impairment and other charges.

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

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restructuring expenses:
—Severance expense (income)	$0.1	$0.3	$(0.5)	$4.4
—Non-severance labor and benefit expenses	0.1	0.5	0.1	0.8
—Consulting expenses	0.5	0.4	1.5	0.9
—Other net restructuring expenses	0.9	1.0	1.7	1.6
Total restructuring expenses	$1.6	$2.2	$2.8	$7.7

Expenses related to other strategic initiatives:
—Severance expenses included in cost of sales	—	—	—	0.5
—Severance expenses included in SG&A	—	0.3	0.1	0.9
Total expenses related to other strategic initiatives	$—	$0.3	$0.1	$1.4
Restructuring and other strategic initiatives during the three and six months ended June 29, 2024 included $0.8 million and $1.6 million, respectively, of costs related to the relocation of certain production activities in Mexico. Other restructuring costs incurred during the three and six months ended June 29, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
Restructuring and other strategic initiatives during the three and six months ended July 1, 2023 related primarily to severance and other non-labor costs related to relocating certain production activities in China, Mexico and Europe. During the three months ended July 1, 2023, we also incurred additional labor and severance costs of $0.5 million, related to relocation and integration of certain support functions into our regional shared service center in Europe.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Power Transmission	$0.5	$1.0	$0.8	$5.7
Fluid Power	1.1	1.2	2.0	2.0
Continuing operations	$1.6	$2.2	$2.8	$7.7

The following summarizes the reserve for restructuring expenses for the six months ended June 29, 2024 and July 1, 2023, respectively:

	Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023
Balance as of the beginning of the period	$5.1	$7.5
Utilized during the period	(5.4)	(8.3)
Charge for the period	3.5	8.1
Released during the period	(0.7)	(0.4)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$2.4	$7.0
Restructuring reserves, which are expected to be utilized during 2024 and 2025, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 29, 2024, we had income tax expense of $12.3 million on pre-tax income of $90.2 million, which resulted in an effective tax rate of 13.6%, compared to an income tax expense of $9.6 million on pre-tax income of $80.9 million, which resulted in an effective tax rate of 11.9% for the three months ended July 1, 2023.
For the three months ended June 29, 2024, the effective tax rate was driven primarily by discrete tax benefits of $12.2 million, of which $13.8 million related to unrecognized tax benefits due to audit closures offset by $1.6 million of discrete expenses related to changes in the realizability of certain deferred tax assets. For the three months ended July 1, 2023, the effective tax rate was driven primarily by a discrete tax benefit of $6.4 million, of which $4.3 million related to the adjustments in various foreign jurisdictions in which returns were filed, and $1.8 million of net unrecognized tax benefits, primarily related to audit settlements in India.
For the six months ended June 29, 2024, we had an income tax expense of $46.8 million on pre-tax income of $170.9 million, which resulted in an effective tax rate of 27.4%, compared to an income tax expense of $24.9 million on pre-tax income of $127.1 million, which resulted in an effective tax rate of 19.6% for the six months ended July 1, 2023.
For the six months ended June 29, 2024, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings. For the six months ended July 1, 2023, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings.
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

After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended June 29, 2024 that it is more likely than not that deferred tax assets of $6.8 million, primarily in Poland, Mexico, and other jurisdictions, are not realizable. Accordingly, we recognized $4.1 million of discrete expense, while the remaining $2.7 million is recognized as part of the annual effective tax rate.
Similarly, we determined during the three months ended June 29, 2024 that is more likely than not that deferred tax assets of $3.7 million, primarily in Germany, are realizable. Accordingly, we recognized $2.5 million of discrete benefit, while the remaining $1.2 million benefit is recognized as part of the annual effective tax rate.
As a result of changes in future taxable profits and subsidiary structure, our position and judgment regarding the realizability of these deferred tax assets changed.
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
The computation of earnings per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income attributable to shareholders	$70.7	$64.9	$110.7	$91.3

Weighted average number of shares outstanding	261,440,259	275,875,426	262,057,243	279,697,864
Dilutive effect of share-based awards	5,372,251	4,040,022	4,893,994	4,255,220
Diluted weighted average number of shares outstanding	266,812,510	279,915,448	266,951,237	283,953,084

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	1,203,541	3,307,714	3,433,099	4,622,998

Basic earnings per share	$0.27	$0.24	$0.42	$0.33
Diluted earnings per share	$0.26	$0.23	$0.41	$0.32
7. Inventories

(dollars in millions)	As of June 29, 2024	As of December 30, 2023
Raw materials and supplies	$200.7	$168.2
Work in progress	47.0	43.3
Finished goods	448.8	435.7
Total inventories	$696.5	$647.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2023	$1,338.5	$700.2	$2,038.7
Foreign currency translation	(49.2)	(23.0)	(72.2)
As of June 29, 2024	$1,289.3	$677.2	$1,966.5

9. Intangible assets

	As of June 29, 2024			As of December 30, 2023
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,958.3	$(1,160.5)	$797.8	$2,003.6	$(1,127.7)	$875.9
—Technology	90.5	(90.5)	—	90.6	(90.3)	0.3
—Capitalized software	123.6	(81.4)	42.2	117.3	(76.8)	40.5
	2,172.4	(1,332.4)	840.0	2,211.5	(1,294.8)	916.7
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,685.8	$(1,376.4)	$1,309.4	$2,724.9	$(1,338.8)	$1,386.1
During the three months ended June 29, 2024, the amortization expense recognized in respect of intangible assets was $32.2 million, compared to $32.2 million for the three months ended July 1, 2023. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $10.8 million for the three months ended June 29, 2024, compared to a decrease of $1.9 million for the three months ended July 1, 2023.
During the six months ended June 29, 2024, the amortization expense recognized in respect of intangible assets was $64.7 million, compared to $64.3 million for the six months ended July 1, 2023. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $19.6 million for the six months ended June 29, 2024, compared to an increase of $7.3 million for the six months ended July 1, 2023.
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
The period end fair values of derivative financial instruments were as follows:

	As of June 29, 2024					As of December 30, 2023
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$10.5	$—	$—	$(53.8)	$(43.3)	$8.5	$—	$—	$(77.7)	$(69.2)
—Interest rate swaps	32.3	2.3	(9.9)	(2.2)	22.5	29.9	11.8	(9.9)	(13.6)	18.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.3	—	(0.3)	—	2.0	3.9	—	(1.8)	—	2.1
	$45.1	$2.3	$(10.2)	$(56.0)	$(18.8)	$42.3	$11.8	$(11.7)	$(91.3)	$(48.9)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. We hold USD-EUR cross currency swaps with a notional principal amount of €254.5 million and extended maturity date of March 31, 2027, and additional USD-EUR cross currency swaps with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. All USD-EUR cross currency swaps were designated as net investment hedges of certain of our European operations. In May 2023, we amended our €254.5 million USD-EUR cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. This has been designated as a net investment hedge of certain of our Chinese operations. As of both June 29, 2024 and December 30, 2023, the aggregated notional principal amounts of the cross currency swaps were €756.1 million and ¥1,784.0 million.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net fair value gains recognized in OCI in relation to:
—Designated cross currency swaps	6.9	(9.9)	25.9	(22.1)
Total net fair value gains (losses)	$6.9	$(9.9)	$25.9	$(22.1)
During the three and six months ended June 29, 2024, a net gain of $1.1 million and $4.3 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $2.5 million and $5.5 million, respectively, during the three and six months ended July 1, 2023.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both June 29, 2024 and December 30, 2023, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$3.8	$23.6	$17.4	$13.6
—Amortization to net income of prior period fair value losses	—	4.4	—	8.9
—Deferred OCI reclassified to net income	(9.0)	(8.2)	(18.0)	(15.1)
Total movement	$(5.2)	$19.8	$(0.6)	$7.4
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of June 29, 2024 and December 30, 2023, there were no outstanding currency swaps.
As of June 29, 2024, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $140.7 million, compared to $140.8 million as of December 30, 2023.

The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.1	$2.9	$3.2	$4.1
Total	$1.1	$2.9	$3.2	$4.1

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
The carrying amount and fair value of our debt are set out below:

	As of June 29, 2024		As of December 30, 2023
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$21.8	$21.6	$36.5	$36.5
Non-current	2,310.3	2,341.3	2,415.0	2,444.7
	$2,332.1	$2,362.9	$2,451.5	$2,481.2
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. The two dollar term loans under the secured credit facilities pay interest at floating rates, subject to a 0.50% Term SOFR floor as further described in Note 12. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.

C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of June 29, 2024
Derivative assets	$—	$47.4	$47.4
Derivative liabilities	$—	$(66.2)	$(66.2)
Cash equivalents	$—	$30.2	$30.2
Available for sale investments	$—	$5.0	$5.0

As of December 30, 2023
Derivative assets	$—	$54.1	$54.1
Derivative liabilities	$—	$(103.0)	$(103.0)
Cash equivalents	$76.2	$52.8	$129.0
Available for sale investments	$—	$—	$—
Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate derivative contracts. Cash equivalents included in Level 1 represent treasury bills and money market funds, while Level 2 represent certificates of deposit and commercial paper. Available for sale investments included in the Level 2 represent our investments in corporate bonds in Argentina.
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during the three and six months ended June 29, 2024 and July 1, 2023. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.

12. Debt

(dollars in millions)	As of June 29, 2024	As of December 30, 2023
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	564.9	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,336.1
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	568.0
Total principal of debt	2,364.9	2,471.9
Deferred issuance costs	(35.9)	(37.4)
Accrued interest	3.1	17.0
Total carrying value of debt	2,332.1	2,451.5
Debt, current portion	21.8	36.5
Debt, less current portion	$2,310.3	$2,415.0
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
Debt issuances and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loan facilities and our secured revolving credit facility. As part of this amendment, we issued a new tranche of $1,300.0 million of dollar-denominated term loans (the “2024 Dollar Term Loans”) and used the proceeds to extinguish the entire outstanding principal balance of dollar-denominated term loans of $1,232.6 million, which was issued on February 24, 2021 (the “2021 Dollar Term Loans”), plus $1.1 million of accrued interest. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within six months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
Under the credit agreement amendment, we also repriced our dollar-denominated term loans drawn on November 16, 2022 (the “2022 Dollar Term Loans”), reducing the interest rate spread by 75 basis points from Term SOFR plus 3.00% to Term SOFR plus 2.25%. Third party costs of $0.9 million incurred with the 2022 Dollar Term Loans repricing were recognized in interest expense.
Additionally, in connection with the amendment to our credit agreement, we increased borrowing capacity under our revolving credit facility from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the 2024 Unsecured Notes (as defined below) are outstanding. We incurred associated third party costs of approximately $2.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the revolving credit facility. Concurrently with this amendment, we terminated the $250.0 million asset-backed revolving credit facility governed by the second amended and restated credit agreement dated as of November 18, 2021. The termination of our asset-backed revolving credit facility resulted in the accelerated recognition of $1.0 million of deferred issuance costs (recognized in interest expense).

On June 4, 2024, we also issued new unsecured senior notes of $500.0 million (the “2024 Unsecured Senior Notes”), and fully redeemed our existing unsecured senior notes due 2026 (the “2019 Unsecured Senior Notes”) of $568.0 million aggregate principal amount, which included the payment of $13.7 million of accrued interest thereon. We issued the 2024 Unsecured Senior Notes with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the 2024 Unsecured Senior Notes using the effective interest method. The redemption of our 2019 Unsecured Senior Notes resulted in the accelerated recognition of $2.6 million of deferred issuance costs (recognized in interest expense).
During February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans (as defined below). As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
During May 2023, we drew $100.0 million under our former asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During fiscal year 2023 we paid down the borrowings on the asset-backed revolver and had no outstanding borrowings as of June 29, 2024 and December 30, 2023. As of December 30, 2023, the letters of credit outstanding under this facility were $29.7 million. As discussed above, this facility was terminated on June 4, 2024.
Dollar Term Loans
Our secured credit facilities consist of two loans, which include the 2024 Dollar Term Loans and the 2022 Dollar Term Loans described above. These term loan facilities bear interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin, or Term SOFR plus an applicable margin.
The 2024 Dollar Term Loans’ interest rate is currently Term SOFR, subject to a floor of 0.50%, plus a margin of 2.25%, and as of June 29, 2024, borrowings under this facility bore interest at a rate of 7.59% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
The 2022 Dollar Term Loans’ interest rate as of June 29, 2024 was Term SOFR, subject to a floor of 0.50%, plus a margin of 2.25%, and as of June 29, 2024, borrowings under this facility bore interest at a rate of 7.59% per annum. The 2022 Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2022 Dollar Term Loans and the 2024 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the six months ended June 29, 2024, we made amortization payments against the 2021 Dollar Term Loans, the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $3.4 million, $0.0 million and $2.9 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the credit agreement, based on the preceding year’s final results. Based on our 2023 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2024.
Gates Corporation, a wholly-owned U.S. subsidiary of Gates Industrial Holdco Limited (the parent guarantor and direct subsidiary of Gates Industrial Corporation plc), is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on this tranche of debt. As a result, interest received by lenders of this tranche of debt is U.S. source income.
2024 Unsecured Senior Notes
As of June 29, 2024, we had $500.0 million of 2024 Senior Notes outstanding that were issued on June 4, 2024. The 2024 Unsecured Senior Notes are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.

Prior to July 1, 2026, we may redeem the 2024 Unsecured Senior Notes, at our option, in whole at any time or in part from time to time, at a “make-whole” redemption price. In addition, on or subsequent to July 1, 2026, we may redeem the 2024 Unsecured Senior Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption price
On or subsequent to:
—July 1, 2026	103.438%
—July 1, 2027	101.719%
—July 1, 2028 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to July 1. 2026, to redeem up to 40% of the 2024 Unsecured Senior Notes at a redemption price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of specified types of change of control or of certain qualifying asset sales, the holders of the 2024 Unsecured Senior Notes will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control offer) or 100% (in the case of an asset sale offer) of their principal amount, plus accrued and unpaid interest.
As noted above, on June 4, 2024, we redeemed all $568.0 million in aggregate principal amount of our 2019 Unsecured Senior Notes.
Revolving credit facility
We have a secured revolving credit facility that provides for multi-currency revolving loans. On June 4, 2024, we amended the credit agreement governing this facility to increase the size of the facility from $250.0 million to $500.0 million, and extended the maturity date from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the 2024 Unsecured Senior Notes are outstanding. This facility also includes a letter of credit sub-facility of $150.0 million. The letters of credit outstanding under this facility were $28.3 million and $0.0 million as of June 29, 2024 and December 30, 2023, respectively.
As of both June 29, 2024 and December 30, 2023, there were no drawings for cash under the revolving credit facility.
Debt under the revolving credit facility bears interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin or the reference rate plus an applicable margin.
In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $8.5 million as of June 29, 2024, compared to $8.4 million as of December 30, 2023.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Three months ended June 29, 2024			Three months ended July 1, 2023
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$0.9	$—	$0.9
Reported outside of operating income:
—Interest cost	6.1	0.3	6.4	6.3	0.3	6.6
—Expected return on plan assets	(6.4)	—	(6.4)	(6.6)	—	(6.6)
—Net amortization of prior period losses (gains)	0.2	(0.8)	(0.6)	(0.1)	(0.7)	(0.8)
Net periodic benefit cost (income)	$0.9	$(0.5)	$0.4	$0.5	$(0.4)	$0.1

Cash Contributions	$1.6	$0.7	$2.3	$1.6	$0.8	$2.4

	Six months ended June 29, 2024			Six months ended July 1, 2023
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.0	$—	$2.0	$1.9	$—	$1.9
Reported outside of operating income:
—Interest cost	12.2	0.6	12.8	12.5	0.7	13.2
—Expected return on plan assets	(12.9)	—	(12.9)	(13.0)	—	(13.0)
—Net amortization of prior period losses (gains)	0.4	(1.6)	(1.2)	(0.1)	(1.6)	(1.7)
Net periodic benefit cost (income)	$1.7	$(1.0)	$0.7	$1.3	$(0.9)	$0.4

Cash Contributions	$3.2	$1.7	$4.9	$3.7	$1.9	$5.6
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and six months ended June 29, 2024, we recognized a charge of $5.2 million and $13.8 million, respectively, compared to $6.8 million and $16.3 million, respectively, in the three and six months ended July 1, 2023.
Awards issued under the 2014 Gates Industrial Corporation plc Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by certain investment funds affiliated with Blackstone Inc. (“Blackstone” or our “Sponsor”) at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must have been achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

During March 2022, a liquidity event as defined occurred following the sale by Blackstone of a certain portion of their interest in Gates and the Tier II and IV options vested as the specified investment returns related to these options had been met. On July 3, 2022, the performance period for the Tier III options expired and, as the specified investment returns were not achieved, all Tier III awards expired during fiscal year 2022.
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Six months ended June 29, 2024
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,828,327	$6.98
—Tier II	2014 Plan	1,996,017	$7.01
—Tier IV	2014 Plan	1,986,416	$10.52
—SARs	Both plans	735,221	$10.47
—Share options	2018 Plan	2,345,520	$14.90
—Premium-priced options	2018 Plan	835,469	$18.88
		9,726,970	$10.90
Granted during the period:
—SARs	2018 Plan	22,100	$14.87
		22,100	$14.87
Forfeited during the period:
—SARs	2018 Plan	(3,535)	$13.50
		(3,535)	$13.50
Expired during the period:
—Share options	2018 Plan	(25,000)	$16.08
		(25,000)	$16.08
Exercised during the period:
—Tier I	2014 Plan	(95,254)	$6.80
—Tier II	2014 Plan	(101,742)	$6.82
—Tier IV	2014 Plan	(98,882)	$10.19
—SARs	Both Plans	(134,766)	$9.23
—Share options	2018 Plan	(339,737)	$14.11
		(770,381)	$10.89
Outstanding at the end of the period:
—Tier I	2014 Plan	1,733,073	$6.99
—Tier II	2014 Plan	1,894,275	$7.02
—Tier IV	2014 Plan	1,887,534	$10.54
—SARs	Both plans	619,020	$10.88
—Share options	2018 Plan	1,980,783	$15.02
—Premium-priced options	2018 Plan	835,469	$18.88
		8,950,154	$10.90

Exercisable at the end of the period		8,870,012	$10.86
Vested and expected to vest at the end of the period		8,949,442	$10.89
As of June 29, 2024, the aggregate intrinsic value of options that were exercisable was $47.5 million, and these options had a weighted average remaining contractual term of 2.7 years. As of June 29, 2024, the aggregate intrinsic value of options that were vested or expected to vest was $47.6 million, and these options had a weighted average remaining contractual term of 2.7 years.
As of June 29, 2024, the unrecognized compensation charge relating to the nonvested options was $0.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

During the three and six months ended June 29, 2024, cash of $4.6 million and $7.1 million was received in relation to the exercise of vested options, respectively, compared to $5.4 million and $16.7 million during the three and six months ended July 1, 2023, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 29, 2024 was $0.9 million and $2.7 million, respectively, compared to $1.0 million and $5.0 million during the three and six months ended July 1, 2023, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Six months ended June 29, 2024
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,032,230	$13.78
—PRSUs	917,661	$16.77
	3,949,891	$14.47
Granted during the period:
—RSUs	1,174,252	$14.91
—PRSUs	426,607	$16.37
	1,600,859	$15.30
Forfeited during the period:
—RSUs	(113,093)	$14.10
—PRSUs	(120,458)	$15.59
	(233,551)	$14.87
Vested during the period:
—RSUs	(873,044)	$14.83
—PRSUs	(154,274)	15.00
	(1,027,318)	$14.86
Outstanding at the end of the period:
—RSUs	3,220,345	$13.89
—PRSUs	1,069,536	$17.00
	4,289,881	$14.67
As of June 29, 2024, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $22.0 million, which is expected to be recognized over a weighted average period of 1.7 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and six months ended June 29, 2024 was $0.2 million and $15.3 million, respectively, compared to $0.6 million and $15.3 million during the three and six months ended July 1, 2023, respectively.

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

	Six months ended
	June 29, 2024	July 1, 2023
Weighted average grant date fair value:
—SARs	$6.95	$6.71
—RSUs	$14.91	$14.06
—PRSUs	$16.37	$15.88

Inputs to the model:
—Expected volatility — SARs	41.7%	43.4%
—Expected volatility — PRSUs	31.6%	37.7%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.2%	4.1%
PRSUs	4.4%	4.6%
15. Equity
Movements in the Company’s number of shares in issue for the six months ended June 29, 2024 and July 1, 2023, respectively, were as follows:

	Six months ended
(number of shares)	June 29, 2024	July 1, 2023
Balance as of the beginning of the period	264,259,788	282,578,917
Exercise of share options	635,615	2,104,358
Vesting of restricted stock units, net of withholding taxes	857,681	937,102
Shares repurchased and cancelled	(4,151,100)	(21,934,634)
Balance as of the end of the period	261,601,984	263,685,743
The Company has one class of authorized and issued shares, with a par value of $0.01, and each share has equal voting rights.
In February 2024, the Company’s Board approved a share repurchase program for up to $100.0 million in authorized share repurchases, which expires on October 6, 2024. On February 12, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 17,500,000 ordinary shares of the Company at a price of $12.045 per ordinary share (the “February 2024 Offering”). The selling shareholders also granted the underwriters an option to purchase up to 2,625,000 additional ordinary shares of the Company; this option was exercised in full on February 16, 2024. The Company did not receive any proceeds from the sale of ordinary shares in the February 2024 Offering, which closed on February 16, 2024. In connection with the February 2024 Offering, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the 2024 Repurchase have been cancelled.

In July 2024, the Company’s Board cancelled its existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, which expires on December 31, 2025.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	(0.1)	(119.0)	—	(119.1)	(19.5)	(138.6)
Cash flow hedges movements	—	—	(0.5)	(0.5)	—	(0.5)
Post-retirement benefit movements	(0.9)	—	—	(0.9)	—	(0.9)
Other comprehensive loss	(1.0)	(119.0)	(0.5)	(120.5)	(19.5)	(140.0)
As of June 29, 2024	$(16.3)	$(951.3)	$18.6	$(949.0)	$(97.9)	$(1,046.9)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(3.2)	90.8	—	87.6	(23.6)	64.0
Cash flow hedges movements	—	—	5.6	5.6	—	5.6
Post-retirement benefit movements	(1.3)	—	—	(1.3)	—	(1.3)
Other comprehensive (loss) income	(4.5)	90.8	5.6	91.9	(23.6)	68.3
As of July 1, 2023	$(3.9)	$(859.2)	$37.2	$(825.9)	$(88.2)	$(914.1)
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
B. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Purchases	$(3.9)	$(4.1)	$(7.9)	$(9.2)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of June 29, 2024, compared to $0.2 million as of December 30, 2023. No dividends were received from our equity method investees during the periods presented.

C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$9.8	$11.8	$19.4	$25.1
Purchases	$(3.5)	$(4.0)	$(7.2)	$(8.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 29, 2024	As of December 30, 2023
Receivables	$4.1	$3.2
Payables	$(2.9)	$(3.2)
18. Commitments and contingencies
A. Contingencies
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
B. Warranties
The following summarizes the movements in the warranty liability for the six months ended June 29, 2024 and July 1, 2023, respectively:

	Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023
Balance as of the beginning of the period	$15.9	$17.6
Charge for the period	4.7	4.0
Payments made	(4.4)	(4.1)
Released during the period	—	(0.1)
Foreign currency translation	(0.2)	(0.3)
Balance as of the end of the period	$16.0	$17.1

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
During the six months ended June 29, 2024, sales into replacement channels accounted for approximately 67% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 29, 2024, sales into first-fit channels accounted for approximately 33% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.

During the six months ended June 29, 2024, demands from industrial first-fit channels softened while the favorable mix of replacement channel sales to first-fit channel sales improved our profitability. We expect our improved inventory position will enable us to meet our customer demands in the second half of the year. Although we expect to experience profit headwind from less favorable foreign exchange and costs associated with incremental new business, our enterprise initiatives are expected to continue building through the balance of fiscal 2024 and support improving profitability and cash generation.
Global conflicts, such as the conflict between Russia and Ukraine and the sanctions and counter-sanctions imposed in response to it, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. The Russia-Ukraine and other global conflicts did not have a significant adverse impact on our operating results during the three and six months ended June 29, 2024. We will continue to monitor if the Russia-Ukraine and other conflicts impact global economic conditions or our business.
Results for the three and six months ended June 29, 2024 compared to the results for the three and six months ended July 1, 2023
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$885.5	$936.3	$1,748.1	$1,834.0
Cost of sales	528.1	583.6	1,060.7	1,156.2
Gross profit	357.4	352.7	687.4	677.8
Selling, general and administrative expenses	218.3	220.7	430.0	452.8
Transaction-related expenses	1.2	0.6	1.6	0.8
Restructuring expenses	1.6	2.2	2.8	7.7
Other operating expenses	0.1	0.1	0.1	0.1
Operating income from continuing operations	136.2	129.1	252.9	216.4
Interest expense	49.1	44.5	86.6	85.3
Other (income) expenses	(3.1)	3.7	(4.6)	4.0
Income from continuing operations before taxes	90.2	80.9	170.9	127.1
Income tax expense	12.3	9.6	46.8	24.9
Net income from continuing operations	$77.9	$71.3	$124.1	$102.2

Adjusted EBITDA(1)	$202.2	$197.3	$397.8	$371.8
Adjusted EBITDA margin	22.8%	21.1%	22.8%	20.3%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended June 29, 2024 were $885.5 million, compared to $936.3 million during the prior year period, a decrease of 5.4%, or $50.8 million, driven primarily by the impact of lower sales volume, partially offset by a $9.8 million benefit from pricing. Our net sales for the three months ended June 29, 2024 were adversely impacted by movements in average currency exchange rates of $13.1 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Japanese Yen, Chinese Renminbi, and the Turkish Lira. As such, core sales decreased by $37.7 million, or 4.0%, during the three months ended June 29, 2024 compared to the prior year period.
The overall decline in core sales was primarily driven by a 15.8% decline in sales to our industrial first-fit channel for the three months ended June 29, 2024, primarily in North America and EMEA. The industrial sales decline was primarily driven by agriculture, personal mobility and construction end markets for the three months ended June 29, 2024. Sales to our automotive replacement channel increased by 2.8%, primarily in EMEA and North America, offset by the decline of sales to our automotive first-fit channel.

Net sales during the six months ended June 29, 2024 were $1,748.1 million, compared to $1,834.0 million during the prior year period, a decrease of 4.7%, or $85.9 million, driven primarily by the impact of lower sales volume, partially offset by a $24.0 million benefit from pricing. Our net sales for the six months ended June 29, 2024 were adversely impacted by movements in average currency exchange rates of $15.9 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Chinese Renminbi, Turkish Lira, and Japanese Yen. As such, core sales decreased by $70.0 million, or 3.8%, during the six months ended June 29, 2024 compared to the prior year period.
The overall decline in core sales was driven by an 8.8% decrease of sales to our industrial customers for the six months ended June 29, 2024, particularly in North America and EMEA. Personal mobility, agriculture and construction drove most of the decline, with decreases of 34.5%, 14.0% and 7.4%, respectively, during the six months ended June 29, 2024 compared to the prior year period.
Cost of sales
Cost of sales for the three months ended June 29, 2024 was $528.1 million, compared to $583.6 million for the prior year period, a decrease of 9.5%, or $55.5 million. This decrease was primarily attributable to a $40.8 million combined impact of lower volumes and enterprise initiatives that favorably impacted manufacturing performance. Favorable movements in average currency exchange rates further contributed a decrease of $10.0 million.
Cost of sales for the six months ended June 29, 2024 was $1,060.7 million, compared to $1,156.2 million for the prior year period, a decrease of 8.3%, or $95.5 million. The decrease was primarily attributable to a $69.1 million combined impact of lower volumes and enterprise initiatives that favorably impacted manufacturing performance and $13.3 million due to favorable movements in average currency exchange rates.
Gross profit
As a result of the factors described above and improved mix of replacement channel sales to first-fit channel sales, gross profit for the three months ended June 29, 2024 was $357.4 million, compared to $352.7 million for the prior year period, an increase of 1.3% or $4.7 million. Our gross profit margin improved by 270 basis points to 40.4% for the three months ended June 29, 2024.
As a result of the factors described above and improved mix of replacement channel sales to first-fit channel sales, gross profit for the six months ended June 29, 2024 was $687.4 million, compared to $677.8 million for the prior year period, an increase of 1.4% or $9.6 million. Our gross profit margin improved by 230 basis points to 39.3% for the six months ended June 29, 2024.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 29, 2024 were $218.3 million compared to $220.7 million for the prior year period. This decrease of $2.4 million was driven primarily by the $7.2 million gain from disposal of property, plant and equipment, partially offset by an increase in labor and benefits expense of $3.8 million.
SG&A expenses for the six months ended June 29, 2024 were $430.0 million compared to $452.8 million for the prior year period. This decrease of $22.8 million was primarily attributable to an $11.3 million charge related to the credit loss due to a customer bankruptcy incurred during the prior year period. The decrease was further driven by the $7.1 million gain from disposal of property, plant and equipment, and higher corporate-owned life insurance related income, partially offset by increased outbound freight costs.
Transaction-related expenses
Transaction-related expenses of $1.2 million and $1.6 million were incurred during the three and six months ended June 29, 2024, respectively, primarily related to the debt refinancing that occurred in June 2024 and certain other corporate transactions. Transaction-related expenses of $0.6 million and $0.8 million were incurred during the prior year three and six months ended July 1, 2023, respectively, related primarily to the secondary offering completed in May 2023 and certain other corporate transactions.

Restructuring expenses
Restructuring and other strategic initiatives during the three and six months ended June 29, 2024 included $0.8 million and $1.6 million, respectively, of costs related to the relocation of certain production activities in Mexico. Other restructuring costs incurred during the three and six months ended June 29, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
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
Interest expense
Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Debt:
Dollar Term Loans	$22.9	$31.1	$47.5	$60.6
Dollar Senior Notes	8.7	8.9	17.6	17.9
Asset-backed revolver	—	0.8	—	0.8
	31.6	40.8	65.1	79.3
Amortization of deferred issuance costs	16.9	2.2	20.1	4.4
Other interest expense	0.6	1.5	1.4	1.6
	$49.1	$44.5	$86.6	$85.3
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt increased by $4.6 million for the three months ended June 29, 2024 when compared to the equivalent prior year period, primarily due to $14.8 million accelerated amortization of deferred issuance costs related to the debt refinancing that occurred in June 2024. Interest expenses on the principal amount of debt for the three months ended June 29, 2024 decreased from the prior year period primarily due to the favorable impact of derivatives. Interest on debt increased by $1.3 million for the six months ended June 29, 2024 when compared to the equivalent prior year period. Amortization of deferred issuance costs during the six months ended June 29, 2024 also included the accelerated amortization of $1.0 million due to the $100.0 million repayment against our “2021 Dollar Term Loans” in February 2024. Interest expenses on the principal amount of debt decreased for the six months ended June 29, 2024 primarily due to favorable impact of derivatives.
Other (income) expenses
Our other (income) expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest income on bank deposits	$(2.7)	$(3.2)	$(8.4)	$(5.2)
Foreign currency (gain) loss on net debt and hedging instruments	(4.3)	1.3	(5.1)	2.9
Net adjustments related to post-retirement benefits	(0.6)	(0.8)	(1.3)	(1.5)
Foreign currency loss on hyperinflation remeasurement	1.2	4.8	4.6	4.8
Other	3.3	1.6	5.6	3.0
	$(3.1)	$3.7	$(4.6)	$4.0

Other (income) expenses for the three and six months ended June 29, 2024 were income of $3.1 million and $4.6 million, respectively, compared to expenses of $3.7 million and $4.0 million, respectively, in the prior year periods. These changes were primarily driven by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments and foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies, specifically Argentina and Türkiye, for the three months ended June 29, 2024 compared to the prior year period. The change was also attributed to the increased interest income on our bank deposits for the six months ended June 29, 2024 compared to the prior year period.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 29, 2024, we had income tax expense of $12.3 million on pre-tax income of $90.2 million, which resulted in an effective tax rate of 13.6%, compared to an income tax expense of $9.6 million on pre-tax income of $80.9 million, which resulted in an effective tax rate of 11.9% for the three months ended July 1, 2023.
For the three months ended June 29, 2024, the effective tax rate was driven primarily by discrete tax benefits of $12.2 million, of which $13.8 million related to unrecognized tax benefits due to audit closures offset by $1.6 million of discrete expenses related to changes in the realizability of certain deferred tax assets. For the three months ended July 1, 2023, the effective tax rate was driven primarily by a discrete tax benefit of $6.4 million related to the adjustments in various foreign jurisdictions in which returns were filed, and $1.8 million of net unrecognized tax benefits, primarily related to audit settlements in India.
For the six months ended June 29, 2024, we had an income tax expense of $46.8 million on pre-tax income of $170.9 million, which resulted in an effective tax rate of 27.4%, compared to an income tax expense of $24.9 million on pre-tax income of $127.1 million, which resulted in an effective tax rate of 19.6% for the six months ended July 1, 2023.
For the six months ended June 29, 2024, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings. For the six months ended July 1, 2023, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings.
Numerous foreign jurisdictions, including the U.K., have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. In response to the expected implementation of Pillar Two in 2024, we took steps in 2023 to mitigate cash tax impacts of Pillar Two that had the effect of increasing our estimated annual effective tax rate by three to five percentage points starting from 2024.
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

After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended June 29, 2024 that it is more likely than not that deferred tax assets of $6.8 million, primarily in Poland, Mexico, and other jurisdictions, are not realizable. Accordingly, we recognized $4.1 million of discrete expense, while the remaining $2.7 million is recognized as part of the annual effective tax rate.
Similarly, we determined during the three months ended June 29, 2024 that is more likely than not that deferred tax assets of $3.7 million, primarily in Germany, are realizable. Accordingly, we recognized $2.5 million of discrete benefit, while the remaining $1.2 million benefit is recognized as part of the annual effective tax rate.
As a result of changes in future taxable profits and subsidiary structure, our position and judgment regarding the realizability of these deferred tax assets changed.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 29, 2024 was $202.2 million, compared to $197.3 million in the prior year period, an increase of 2.5% or $4.9 million. Adjusted EBITDA margin was 22.8% for the three months ended June 29, 2024, a 170 basis point increase from the prior year period margin of 21.1%. The increase in Adjusted EBITDA was largely the result of enterprise initiatives that favorably impacted manufacturing performance and a $9.8 million benefit from pricing, partially offset by lower volumes.
Adjusted EBITDA for the six months ended June 29, 2024 was $397.8 million, compared to $371.8 million in the prior year period, an increase of 7.0% or $26.0 million. Adjusted EBITDA margin was 22.8% for the six months ended June 29, 2024, a 250 basis point improvement from the prior year period Adjusted EBITDA margin of 20.3%. The drivers of the increase in Adjusted EBITDA were similar to those described above for the three-month period, in addition to lower inflation-related costs during the six months ended June 29, 2024 compared to the prior year period.
For a reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”
Analysis by Operating Segment
Power Transmission (61.2% and 61.5%, respectively, of Gates’ net sales for the three and six months ended June 29, 2024)

	Three months ended
(dollars in millions)	June 29, 2024	July 1, 2023	Period over period change
Net sales	$541.9	$573.9	(5.6%)
Adjusted EBITDA	$123.8	$119.0	4.0%
Adjusted EBITDA margin	22.8%	20.7%

	Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	Period over period change
Net sales	$1,074.7	$1,122.0	(4.2%)
Adjusted EBITDA	$242.8	$226.7	7.1%
Adjusted EBITDA margin	22.6%	20.2%
Net sales in Power Transmission for the three months ended June 29, 2024 decreased by 5.6%, or $32.0 million, compared to the prior year period, driven primarily by lower volumes, partially offset by a $4.6 million benefit from pricing. Our net sales for the three months ended June 29, 2024 were adversely impacted by movements in average currency exchange rates of $12.2 million. As such, core sales decreased by 3.5%, or $19.8 million, compared to the prior year period,
Net sales in Power Transmission for the six months ended June 29, 2024 decreased by 4.2%, or $47.3 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $12.4 million benefit from pricing. Our net sales for the six months ended June 29, 2024 were adversely impacted by movements in average currency exchange rates of $18.1 million. As such, core sales decreased by 2.6%, or $29.2 million, compared to the prior year period,

Power Transmission’s core sales to industrial customers decreased by 5.3% and 7.7% during the three and six months ended June 29, 2024, respectively, compared to the prior year periods. Industrial first fit sales declined by 16.4% and 18.1%, respectively, during the three and six months ended June 29, 2024 compared to the prior year period, particularly in EMEA and North America. The decline of sales to our industrial first fit customers was partially offset by an increase in industrial replacement sales of 3.8% for the three months ended June 29, 2024, primarily driven by the on highway and energy end markets. Sales to our automotive channel remained relatively consistent with the prior year period, with automotive replacement sales slightly increased by 2.3% for the six months ended June 29, 2024.
Power Transmission Adjusted EBITDA for the three months ended June 29, 2024 increased by 4.0%, or $4.8 million, compared to the prior year period, driven primarily by enterprise initiatives which favorably impacted manufacturing performance and benefit from pricing, partially offset by lower volumes. As a result, Adjusted EBITDA margin was 22.8%, a 210 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the six months ended June 29, 2024 increased by 7.1%, or $16.1 million, compared to the prior year period. This increase was driven primarily by enterprise initiatives that favorably impacted manufacturing performance, benefit from pricing, and lower inflation related costs, partially offset by lower volumes. The increase resulted in an Adjusted EBITDA margin of 22.6%, a 240 basis point improvement compared to the prior year period.
Fluid Power (38.8% and 38.5%, respectively, of Gates’ net sales for the three and six months ended June 29, 2024)

	Three months ended
(dollars in millions)	June 29, 2024	July 1, 2023	Period over period change
Net sales	$343.6	$362.4	(5.2%)
Adjusted EBITDA	$78.4	$78.3	0.1%
Adjusted EBITDA margin	22.8%	21.6%

	Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	Period over period change
Net sales	$673.4	$712.0	(5.4%)
Adjusted EBITDA	$155.0	$145.1	6.8%
Adjusted EBITDA margin	23.0%	20.4%
Net sales in Fluid Power for the three months ended June 29, 2024 decreased by 5.2%, or $18.8 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $5.2 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $0.9 million. As such, core sales decreased by 4.9%, or $17.9 million, compared to the prior year period,
Net sales in Fluid Power for the six months ended June 29, 2024 decreased by 5.4%, or $38.6 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by an $11.6 million benefit from pricing. Our net sales were favorably impacted by movements in average currency exchange rates of $2.2 million. As such, core sales decreased by 5.7%, or $40.8 million, compared to the prior year period.
Fluid Power’s core sales to our industrial channel declined by 9.5%, while sales to our automotive channel increased by 11.0% during the three months ended June 29, 2024 compared to the prior year period. The decline in the industrial channel was primarily attributed to North America and EMEA, with agriculture and construction driving most of the sales decline of 18.4% and 8.1%, respectively, during the three months ended June 29, 2024 compared to prior year period. During the six months ended June 29, 2024, the decline of Fluid Power’s core sales of 5.7% was primarily attributable to a 9.7% decrease in the industrial channel sales compared to the prior year period, primarily driven by agriculture, construction, and diversified industrial end markets. The decline in industrial sales was partially offset by an 8.7% increase in automotive sales for the six months ended June 29, 2024, primarily from North America and EMEA.
 Fluid Power Adjusted EBITDA for the three months ended June 29, 2024 increased by 0.1%, or $0.1 million, compared to the prior year period, driven primarily by pricing and enterprise initiatives that favorably impacted manufacturing performance, largely offset by lower volumes. As a result, the Adjusted EBITDA margin was 22.8%, a 120 basis point improvement from the prior year period.

 Fluid Power Adjusted EBITDA for the six months ended June 29, 2024 increased by 6.8%, or $9.9 million, compared to the prior year period. This increase was driven primarily by pricing and enterprise initiatives that favorably impacted manufacturing performance, and lower inflation related costs partially offset by lower volumes, resulting in an Adjusted EBITDA margin of 23.0%, a 260 basis points improvement compared to the prior year period.
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
It is our policy to retain sufficient liquidity throughout the capital expenditure cycle to maintain our financial flexibility. We do not have any meaningful debt maturities until 2029; however, we regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure, and may refinance all or a portion of our indebtedness on or before maturity. We do not anticipate any material long-term deterioration in our overall liquidity position in the foreseeable future, and believe that we have adequate liquidity and capital resources for the next twelve months.
Cash Flow
Six months ended June 29, 2024 compared to the six months ended July 1, 2023
Cash provided by operating activities was $72.8 million during the six months ended June 29, 2024 compared to cash provided by operating activities of $183.9 million during the prior year period, driven primarily by $80.2 million in trade working capital movement compared to the prior year period and an increase of $13.4 million in income taxes paid compared to the prior year period.
Net cash used in investing activities during the six months ended June 29, 2024 was $40.1 million, compared to $41.1 million in the prior year period. The decrease of cash used in investing activities was primarily driven by a $17.6 million decrease in net cash paid under company-owned life insurance policies, and $10.1 million additional proceeds from the sale of property, plant and equipment, partially offset by increased capital expenditures of $15.5 million and higher investment purchases of $11.2 million.
Net cash used in financing activities was $157.6 million during the six months ended June 29, 2024, compared to $160.4 million in the prior year period. Current year outflows were primarily related to the $1,907.0 million debt repayment partially offset by the inflows of $1,800.0 million related to new debt issuance, and the $50.3 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 15 to the condensed consolidated financial statements included elsewhere in this report.

Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 29, 2024	As of December 30, 2023	As of June 29, 2024	As of December 30, 2023
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,290.8	$—	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	546.4	547.8	564.9	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,322.5	—	1,336.1
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	494.9	—	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	581.2	—	568.0
	$2,332.1	$2,451.5	$2,364.9	$2,471.9

We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. The Dollar Term Loans that were issued on February 24, 2021 are referred to as the “2021 Dollar Term Loans”, which were extinguished on June 4, 2024. The new tranche of dollar term loans that were issued on June 4, 2024 are referred to as the “2024 Dollar Term Loans”, and the Dollar Term Loans that were issued on November 16, 2022 and repriced on June 4, 2024 are referred to as the “2022 Dollar Term Loans.” Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Debt drawings and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loan facilities and our secured revolving credit facility. As part of this amendment, we issued new “2024 Dollar Term Loans” and used the proceeds to extinguish the entire outstanding principal balance of the 2021 Dollar Term Loans plus $1.1 million of accrued interest. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within six months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
On June 4, 2024, we also issued new unsecured senior notes of $500.0 million (the “2024 Unsecured Senior Notes”), and fully redeemed our existing unsecured senior notes due 2026 of $568.0 million aggregate principal amount (the “2019 Unsecured Senior Notes”), which included the payment of $13.7 million of accrued interest thereon. We issued the 2024 Unsecured Senior Notes with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the 2024 Unsecured Senior Notes using the effective interest method. The redemption of our 2019 Unsecured Senior Notes resulted in the accelerated recognition of $2.6 million (recognized in interest expense).
During February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During fiscal 2023, we paid down the borrowings on the asset-backed revolver and had no remaining outstanding balance as of June 29, 2024 and December 30, 2023.
Dollar Term Loan credit agreement amendments
On June 4, 2024, we amended the 2022 Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 2.25% per annum, or the base rate, subject to a 1.50% per annum floor, plus 1.50% per annum.

On June 4, 2024, in connection with the amendment to our credit agreement, we increased borrowing capacity under our revolving credit facility from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the 2024 Unsecured Senior Notes are outstanding. We incurred associated third party costs of approximately $2.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the revolving credit facility. Concurrently with this amendment, we terminated the $250.0 million asset-backed revolving credit facility governed by the second amended and restated credit agreement dated as of November 18, 2021.
On October 10, 2023, we amended the 2022 Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum.
On March 1, 2023, we amended the 2021 Dollar Term Loans, revolving credit facility and asset-backed revolver, which bore interests at LIBOR plus an applicable margin. The amendments modified the reference rates for borrowings in dollar from LIBOR to Term SOFR or Adjusted Term SOFR, as applicable. For further information on the facilities, see Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended June 29, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 75% of our net sales and 75% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 29, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 68% of our total assets and approximately 25% of our total liabilities.
Net Debt
Net Debt is a non-GAAP measure representing the principal amount of our debt less the carrying amount of cash and cash equivalents. During the six months ended June 29, 2024, our Net Debt increased by $33.9 million from $1,751.3 million as of December 30, 2023 to $1,785.2 million as of June 29, 2024. Net Debt was impacted adversely by $16.2 million due to movements in currency exchange rates. Excluding this impact, Net Debt increased by $17.7 million, which was driven primarily by $50.3 million paid to acquire shares under our share repurchase program and $45.3 million of capital expenditures, partially offset by $72.8 million of cash provided from operating activities during the six months ended June 29, 2024.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report. In connection with the amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to June 4, 2029. The letters of credit outstanding under this facility were $28.3 million as of June 29, 2024. As of June 29, 2024, there were no drawings for cash under the revolving credit facility.
In total, our committed borrowing headroom was $471.7 million, in addition to cash and cash equivalents balances of $579.7 million.
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

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income from continuing operations	$77.9	$71.3	$124.1	$102.2
Income tax expense	12.3	9.6	46.8	24.9
Net interest and other expenses	46.0	48.2	82.0	89.3
Depreciation and amortization	54.5	54.0	109.1	108.5
EBITDA	190.7	183.1	362.0	324.9
Transaction-related expenses (1)	1.2	0.6	1.6	0.8
Restructuring expenses	1.6	2.2	2.8	7.7
Share-based compensation expense	5.2	6.8	13.8	16.3
Inventory impairments and adjustments (included in cost of sales) (2)	3.4	3.5	17.3	4.1
Severance expenses (included in cost of sales)	—	—	—	0.5
Severance expenses (included in SG&A)	—	0.3	0.1	0.9
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	0.7	0.1	11.4
Cybersecurity incident expenses (4)	—	—	—	5.1
Other items not directly related to current operations (5)	0.1	0.1	0.1	0.1
Adjusted EBITDA	$202.2	$197.3	$397.8	$371.8
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. Based on further developments in the bankruptcy proceedings, we recorded an additional $0.1 million pre-tax charge during the six months ended June 29, 2024. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether adjustments to this recovery estimate are necessary.
(4)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
(5)    Other items not directly related to current operations include asset impairment and other charges.
Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Six months ended
(dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$885.5	$936.3	$1,748.1	$1,834.0
Adjusted EBITDA	$202.2	$197.3	$397.8	$371.8
Adjusted EBITDA margin	22.8%	21.1%	22.8%	20.3%
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

	Three months ended June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended June 29, 2024	$541.9	$343.6	$885.5
Impact on net sales of movements in currency rates	12.2	0.9	13.1
Core sales for the three months ended June 29, 2024	$554.1	$344.5	$898.6

Net sales for the three months ended July 1, 2023	573.9	362.4	936.3
Decrease in net sales on a core basis (core sales)	$(19.8)	$(17.9)	$(37.7)

Core sales decline	(3.5%)	(4.9%)	(4.0%)

	Six months ended June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the six months ended June 29, 2024	$1,074.7	$673.4	$1,748.1
Impact on net sales of movements in currency rates	18.1	(2.2)	15.9
Core sales for the six months ended June 29, 2024	$1,092.8	$671.2	$1,764.0

Net sales for the six months ended July 1, 2023	1,122.0	712.0	1,834.0
Decrease in net sales on a core basis (core sales)	$(29.2)	$(40.8)	$(70.0)

Core sales decline	(2.6%)	(5.7%)	(3.8%)
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
Net Debt represents the net total of:
•    the principal amount of our debt; and
•    the carrying amount of cash and cash equivalents.

Net Debt was as follows:

(dollars in millions)	As of June 29, 2024	As of December 30, 2023
Principal amount of debt	$2,364.9	$2,471.9
Less: Cash and cash equivalents	(579.7)	(720.6)
Net Debt	$1,785.2	$1,751.3
The principal amount of debt is reconciled to the carrying amount of debt as follows:

(dollars in millions)	As of June 29, 2024	As of December 30, 2023
Principal amount of debt	$2,364.9	$2,471.9
Accrued interest	3.1	17.0
Deferred issuance costs	(35.9)	(37.4)
Carrying amount of debt	$2,332.1	$2,451.5
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $6.8 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report is (i) additional net intercompany loan payable due to Gates Industrial Holdco and its subsidiaries from the Company, which was $402.8 million and $333.6 million as of June 29, 2024 and December 30, 2023, respectively, (ii) additional intercompany payables due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief of $28.4 million and $26.6 million as of June 29, 2024 and December 30, 2023, respectively and (iii) additional cash and cash equivalents held by the Company, which was $5.3 million and $3.5 million as of June 29, 2024 and December 30, 2023, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 29, 2024, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Trading Arrangements
During the three months ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits

Exhibit No.	Description
3.1
Certificate of Incorporation of Gates Industrial Corporation plc (incorporated by reference from Exhibit 3.1 to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed on January 8, 2018 (File No. 333-222310))

3.2
Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019 (incorporated by reference from Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2019)

4.1
Indenture, dated as of June 4, 2024, by and among Gates Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on June 4, 2024)

4.2	Form of 6.875% Senior Note due 2029 (included in Exhibit 4.1)
10.1
Amendment No. 9, dated June 4, 2024, to Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Industrial Holdco Limited, Omaha Acquisition Inc., Gates Global LLC, Gates Corporation, each of the guarantors party thereto, UBS AG Cayman Islands Branch, as administrative agent, UBS AG, Stamford Branch, as collateral agent and L/C issuer, lenders party thereto and JPMorgan Chase Bank, N.A., as fronting lender (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K, filed on June 4, 2024)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Section 13(r) Disclosure*
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 29, 2024, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2024 and July 1, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2024 and July 1, 2023, (iii) Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2024 and July 1, 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 29, 2024 and July 1, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

GATES INDUSTRIAL CORPORATION PLC (Registrant)
By:	/s/ L. Brooks Mallard
	Name:	L. Brooks Mallard
	Title:	Chief Financial Officer
(On behalf of the Registrant)

By:	/s/ John S. Patouhas
	Name:	John S. Patouhas
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: July 31, 2024