Form 10-Q
period 2024-09-28
Gates Industrial Corp plc
filed 2024-10-30
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 28, 2024, there were 254,717,843 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement products; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; and our substantial leverage, including interest rate risk; and the influence of Blackstone (as defined herein) over us, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
•“Blackstone” refers to investment funds affiliated with Blackstone Inc., which together own approximately 8.4% of our outstanding ordinary shares as of September 28, 2024; and
•    “Board” refers to the board of directors of Gates Industrial Corporation plc.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$830.7	$872.9	$2,578.8	$2,706.9
Cost of sales	494.9	529.5	1,555.6	1,685.7
Gross profit	335.8	343.4	1,023.2	1,021.2
Selling, general and administrative expenses	219.9	213.4	649.9	666.2
Transaction-related expenses	0.5	1.3	2.1	2.1
Asset impairments	—	0.1	—	0.1
Restructuring expenses	2.2	2.6	5.0	10.3
Other operating expenses	—	0.1	0.1	0.2
Operating income from continuing operations	113.2	125.9	366.1	342.3
Interest expenses	35.1	39.5	121.7	124.8
Loss on deconsolidation of Russian subsidiary	12.8	—	12.8	—
Other (income) expenses	(3.9)	(0.2)	(8.5)	3.8
Income from continuing operations before taxes	69.2	86.6	240.1	213.7
Income tax expense	14.0	1.0	60.8	25.9
Net income from continuing operations	55.2	85.6	179.3	187.8
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.1	0.1	0.5	0.5
Net income	55.1	85.5	178.8	187.3
Less: non-controlling interests	7.5	6.8	20.5	17.3
Net income attributable to shareholders	$47.6	$78.7	$158.3	$170.0

Earnings per share
Basic
Earnings per share from continuing operations	$0.18	$0.30	$0.61	$0.62
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.18	$0.30	$0.61	$0.62

Diluted
Earnings per share from continuing operations	$0.18	$0.29	$0.60	$0.61
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.18	$0.29	$0.60	$0.61
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$55.1	$85.5	$178.8	$187.3
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax benefit, respectively, of $0.3, $4.0, $3.6 and $1.8	101.1	(87.7)	(59.5)	(5.4)
—(Loss) gain on net investment hedges, net of tax benefit (expense), respectively, of $0.3, $(3.7), $(3.6) and $0.1	(49.8)	20.2	(27.8)	1.9
Total foreign currency translation movements	51.3	(67.5)	(87.3)	(3.5)
Cash flow hedges (interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit (expense), respectively, of $4.3, $(2.9), $(0.1) and $(6.3)	(12.7)	8.5	0.3	18.7
—Reclassification to net income, net of tax benefit, respectively, of $2.3, $2.2, $6.8 and $3.8	(6.7)	(6.7)	(20.2)	(11.3)
Total cash flow hedges movements	(19.4)	1.8	(19.9)	7.4
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1, $0.3, $0.4 and $0.7	(0.5)	(0.6)	(1.4)	(1.9)
Total post-retirement benefits movements	(0.5)	(0.6)	(1.4)	(1.9)
Other comprehensive income (loss)	31.4	(66.3)	(108.6)	2.0
Comprehensive income for the period	$86.5	$19.2	$70.2	$189.3

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$54.7	$18.3	$45.3	$201.9
—Loss arising from discontinued operations	(0.1)	(0.1)	(0.5)	(0.5)
	54.6	18.2	44.8	201.4
Comprehensive income (loss) attributable to non-controlling interests	31.9	1.0	25.4	(12.1)
	$86.5	$19.2	$70.2	$189.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 28, 2024	As of December 30, 2023
Assets
Current assets
Cash and cash equivalents	$574.4	$720.6
Trade accounts receivable, net	811.8	768.2
Inventories	724.6	647.2
Taxes receivable	63.2	30.4
Prepaid expenses and other assets	226.5	234.9
Total current assets	2,400.5	2,401.3
Non-current assets
Property, plant and equipment, net	605.0	630.0
Goodwill	1,997.1	2,038.7
Pension surplus	8.4	8.6
Intangible assets, net	1,294.7	1,386.1
Right-of-use assets	136.5	120.1
Taxes receivable	18.3	18.5
Deferred income taxes	643.5	622.4
Other non-current assets	17.5	28.8
Total assets	$7,121.5	$7,254.5
Liabilities and equity
Current liabilities
Debt, current portion	$36.2	$36.5
Trade accounts payable	427.5	457.7
Taxes payable	66.6	36.6
Accrued expenses and other current liabilities	265.3	248.5
Total current liabilities	795.6	779.3
Non-current liabilities
Debt, less current portion	2,341.5	2,415.0
Post-retirement benefit obligations	77.6	83.8
Lease liabilities	125.8	110.6
Taxes payable	77.4	79.4
Deferred income taxes	101.8	119.4
Other non-current liabilities	143.9	123.1
Total liabilities	3,663.6	3,710.6
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 254,699,987 (December 30, 2023: authorized shares: 3,000,000,000; outstanding shares: 264,259,788)	2.5	2.6
—Additional paid-in capital	2,606.8	2,583.8
—Accumulated other comprehensive loss	(942.0)	(828.5)
—Treasury shares	(127.1)	—
—Retained earnings	1,570.1	1,462.3
Total shareholders’ equity	3,110.3	3,220.2
Non-controlling interests	347.6	323.7
Total equity	3,457.9	3,543.9
Total liabilities and equity	$7,121.5	$7,254.5
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023
Cash flows from operating activities
Net income	$178.8	$187.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162.8	162.5
Foreign exchange and other non-cash financing (income) expenses	(26.2)	33.8
Share-based compensation expense	20.2	19.6
Decrease in post-employment benefit obligations, net	(6.6)	(7.0)
Deferred income taxes	(25.1)	(39.2)
Asset impairments	—	0.1
Loss on deconsolidation of Russian subsidiary	12.8	—
Gain on disposal of property, plant and equipment	(7.2)	—
Other operating activities	(1.5)	4.0
Changes in operating assets and liabilities:
—Accounts receivable	(46.1)	(22.9)
—Inventories	(84.0)	12.0
—Accounts payable	(25.0)	(24.4)
—Prepaid expenses and other assets	18.2	12.8
—Taxes payable	(2.6)	(5.8)
—Other liabilities	20.2	(41.1)
Net cash provided by operating activities	188.7	291.7
Cash flows from investing activities
Purchases of property, plant and equipment	(59.8)	(39.6)
Purchases of intangible assets	(13.5)	(7.6)
Purchases of investments	(11.3)	—
Cash paid under company-owned life insurance policies	(5.4)	(18.2)
Cash received under company-owned life insurance policies	11.2	6.6
Proceeds from the sale of property, plant and equipment	11.0	0.8
Cash deconsolidated from previously controlled subsidiary	(12.5)	—
Net cash used in investing activities	(80.3)	(58.0)
Cash flows from financing activities
Issuance of shares	10.0	17.5
Repurchase of shares	(176.1)	(251.7)
Proceeds from long-term debt	1,840.0	100.0
Payments of long-term debt	(1,917.0)	(114.7)
Debt issuance costs paid	(20.5)	(0.4)
Dividends paid to non-controlling interests	(1.7)	(0.5)
Other financing activities	11.8	8.1
Net cash used in financing activities	(253.5)	(241.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.4)	(13.3)
Net decrease in cash and cash equivalents and restricted cash	(146.5)	(21.3)
Cash and cash equivalents and restricted cash at the beginning of the period	724.0	581.4
Cash and cash equivalents and restricted cash at the end of the period	$577.5	$560.1
Supplemental schedule of cash flow information
Interest paid	$104.7	$125.8
Income taxes paid	$88.5	$70.9
Accrued capital expenditures	$1.0	$1.4
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 28, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 29, 2024	$2.6	$2,600.9	$—	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

Net income	—	—	—	—	47.6	47.6	7.5	55.1
Other comprehensive income	—	—	—	7.0	—	7.0	24.4	31.4
Total comprehensive income	—	—	—	7.0	47.6	54.6	31.9	86.5
Other changes in equity:
—Issuance of shares	—	2.9	—	—	—	2.9	—	2.9
—Shares withheld for employee taxes	—	(2.3)	—	—	—	(2.3)	—	(2.3)
—Buy-back of shares	(0.1)	—	(127.1)	—	—	(127.2)	—	(127.2)
—Share-based compensation	—	5.3	—	—	—	5.3	0.1	5.4
—Dividends paid to non-controlling interests	—	—		—	—	—	(1.7)	(1.7)
As of September 28, 2024	$2.5	$2,606.8	$(127.1)	$(942.0)	$1,570.1	$3,110.3	$347.6	$3,457.9

	Three months ended September 30, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of July 1, 2023	$2.6	$2,573.1	$—	$(825.9)	$1,320.6	$3,070.4	$320.6	$3,391.0

Net income	—	—	—	—	78.7	78.7	6.8	85.5
Other comprehensive loss	—	—	—	(60.5)	—	(60.5)	(5.8)	(66.3)
Total comprehensive (loss) income	—	—	—	(60.5)	78.7	18.2	1.0	19.2
Other changes in equity:
—Issuance of shares	—	0.1	—	—	—	0.1	—	0.1
—Shares withheld for employee taxes	—	(1.5)	—	—	—	(1.5)	—	(1.5)
—Buy-back of shares	—	—	—	—	—	—	—	—
—Share-based compensation	—	4.0	—	—	—	4.0	—	4.0
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(0.5)	(0.5)
As of September 30, 2023	$2.6	$2,575.7	$—	$(886.4)	$1,399.3	$3,091.2	$321.1	$3,412.3

	Nine months ended September 28, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$—	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	—	158.3	158.3	20.5	178.8
Other comprehensive (loss) income	—	—	—	(113.5)	—	(113.5)	4.9	(108.6)
Total comprehensive (loss) income	—	—	—	(113.5)	158.3	44.8	25.4	70.2
Other changes in equity:
—Issuance of shares	—	10.0	—	—	—	10.0	—	10.0
—Shares withheld for employee taxes	—	(4.7)	—	—	—	(4.7)	—	(4.7)
—Buy-back and cancellation of shares	(0.1)	—	(127.1)	—	(50.5)	(177.7)	—	(177.7)
—Share-based compensation	—	17.7	—	—	—	17.7	0.2	17.9
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
As of September 28, 2024	$2.5	$2,606.8	$(127.1)	$(942.0)	$1,570.1	$3,110.3	$347.6	$3,457.9

	Nine months ended September 30, 2023

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$—	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6

Net income	—	—	—	—	170.0	170.0	17.3	187.3
Other comprehensive income (loss)	—	—	—	31.4	—	31.4	(29.4)	2.0
Total comprehensive income (loss)	—	—	—	31.4	170.0	201.4	(12.1)	189.3
Other changes in equity:
—Issuance of shares	—	17.5	—	—	—	17.5	—	17.5
—Shares withheld for employee taxes	—	(3.2)	—	—	—	(3.2)	—	(3.2)
—Buy-back and cancellation of shares	(0.2)	—	—	—	(253.6)	(253.8)	—	(253.8)
—Share-based compensation	—	19.3	—	—	—	19.3	0.1	19.4
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(0.5)	(0.5)
As of September 30, 2023	$2.6	$2,575.7	$—	$(886.4)	$1,399.3	$3,091.2	$321.1	$3,412.3

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of September 28, 2024 and December 30, 2023, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from June 30, 2024 to September 28, 2024, with comparative information for the 91-day period from July 2, 2023 to September 30, 2023 and for the 273-day period from December 31, 2023 to September 28, 2024, with comparative information for the 273-day period from January 1, 2023 to September 30, 2023.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 28, 2024 and the results of its operations and cash flows for the periods ended September 28, 2024 and September 30, 2023. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of September 28, 2024, the collection of $114.1 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $112.4 million as of December 30, 2023. During the three and nine months ended September 28, 2024, we incurred costs in respect of this program of $2.2 million and $6.6 million, respectively. During the three and nine months ended September 30, 2023, we incurred costs in respect of this program of $2.9 million and $5.1 million, respectively.

In 2022, as a result of the conflict between Russia and Ukraine, the Company began exiting substantially all its activities in Russia with only residual cash and de minimis administrative costs remaining in 2024. During the three months ended September 28, 2024, the Company concluded that the inability to repatriate remaining cash coupled with the significant government regulations and restrictions currently in place, which are expected to continue or worsen, severely limits its ability to manage and control its Russian subsidiary. As a result, the Company's Russian subsidiary was deconsolidated as of September 28, 2024. The impact of the deconsolidation was a $12.8 million loss included in the results of operations for the three and nine months ended September 28, 2024.
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
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an ASU that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal year 2024 and interim periods beginning in the first quarter of fiscal year 2025, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our financial statement disclosures.
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
B. Operating segments and segment assets
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and original equipment manufacturer (“OEM”) channels, throughout the world.
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

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Power Transmission	$513.4	$536.4	$1,588.1	$1,658.4
Fluid Power	317.3	336.5	990.7	1,048.5
Continuing operations	$830.7	$872.9	$2,578.8	$2,706.9
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	September 28, 2024		September 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$140.9	$168.1	$150.3	$179.3
North America, excluding U.S.	56.6	49.2	60.7	55.3
United Kingdom (“U.K.”)	9.1	16.0	10.0	14.8
EMEA(1), excluding U.K.	137.5	46.1	145.4	50.9
East Asia and India	70.4	18.5	69.8	19.4
Greater China	72.6	8.8	72.0	5.8
South America	26.3	10.6	28.2	11.0
Net sales	$513.4	$317.3	$536.4	$336.5

	Nine months ended
	September 28, 2024		September 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$425.8	$524.1	$450.7	$552.2
North America, excluding U.S.	182.0	153.0	172.0	163.0
U.K.	29.6	50.7	34.3	54.9
EMEA(1), excluding U.K.	449.1	144.9	481.5	158.9
East Asia and India	205.6	58.3	214.5	59.4
Greater China	214.7	30.3	222.4	27.6
South America	81.3	29.4	83.0	32.5
Net sales	$1,588.1	$990.7	$1,658.4	$1,048.5
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our net sales into emerging and developed markets:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Developed	$533.9	$570.0	$1,663.4	$1,784.1
Emerging	296.8	302.9	915.4	922.8
Net sales	$830.7	$872.9	$2,578.8	$2,706.9

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
•    loss on deconsolidation of previously controlled subsidiary;
•    non-cash charges in relation to share-based compensation;
•    transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•    restructuring expenses, including severance-related expenses;
•    credit loss related to a customer bankruptcy;
•    cybersecurity incident expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Power Transmission	$113.0	$116.5	$355.8	$343.2
Fluid Power	69.5	72.9	224.5	218.0
Continuing operations	$182.5	$189.4	$580.3	$561.2

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income from continuing operations	$55.2	$85.6	$179.3	$187.8
Income tax expense	14.0	1.0	60.8	25.9
Income from continuing operations before taxes	69.2	86.6	240.1	213.7
Interest expense	35.1	39.5	121.7	124.8
Loss on deconsolidation of Russian subsidiary (1)	12.8	—	12.8	—
Other (income) expenses	(3.9)	(0.2)	(8.5)	3.8
Operating income from continuing operations	113.2	125.9	366.1	342.3
Depreciation and amortization	53.7	54.0	162.8	162.5
Transaction-related expenses (2)	0.5	1.3	2.1	2.1
Asset impairments	—	0.1	—	0.1
Restructuring expenses	2.2	2.6	5.0	10.3
Share-based compensation expense	6.4	3.3	20.2	19.6
Inventory impairments and adjustments (3) (included in cost of sales)	4.4	2.2	21.7	6.3
Severance expenses (included in cost of sales)	0.9	(0.1)	0.9	0.4
Severance expenses (included in SG&A)	1.4	—	1.5	0.9
Credit (gain) loss related to customer bankruptcy (included in SG&A) (4)	(0.2)	—	(0.1)	11.4
Cybersecurity incident expenses (5)	—	—	—	5.1
Other items not directly related to current operations (6)	—	0.1	0.1	0.2
Adjusted EBITDA	$182.5	$189.4	$580.3	$561.2

(1)    In July 2022, as a result of the conflict between Russia and Ukraine, Gates suspended our operations in Russia. As of September 28 2024, we deconsolidated the Russian subsidiary upon loss of control and recognized a deconsolidation loss.
(2)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(3)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy and adjust our estimate as necessary.
(5)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
(6)    Other items not directly related to current operations include other charges.
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

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restructuring expenses:
—Severance expense	$1.0	$—	$0.5	$4.4
—Non-severance labor and benefit (income) expenses	(0.2)	0.3	(0.1)	1.1
—Consulting expenses	1.1	0.8	2.6	1.7
—Other net restructuring expenses	0.3	1.5	2.0	3.1
	2.2	2.6	5.0	10.3
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	—	0.1	—	0.1

Restructuring expenses in cost of sales:
—Impairment of inventory	—	0.1	—	0.1
Total restructuring expenses	$2.2	$2.8	$5.0	$10.5

Expenses related to other strategic initiatives:
—Severance and other expenses (income) included in cost of sales	0.9	(0.1)	0.9	0.4
—Severance and other expenses included in SG&A	1.4	—	1.5	0.9
Total expenses (income) related to other strategic initiatives	$2.3	$(0.1)	$2.4	$1.3
Restructuring and other strategic initiatives during the three and nine months ended September 28, 2024 included $1.0 million and $2.5 million, respectively, of costs related to the relocation of certain production activities in Mexico. During the three months ended September 28, 2024, we also incurred severance costs of $1.0 million related to the consolidation of production activities across certain North American plants. Other restructuring costs incurred during the three and nine months ended September 28, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
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
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other strategic initiatives. These expenses include the impairment of inventory if applicable, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Power Transmission	$0.6	$1.5	$1.4	$7.2
Fluid Power	1.6	1.3	3.6	3.3
Continuing operations	$2.2	$2.8	$5.0	$10.5

The following summarizes the reserve for restructuring expenses for the nine months ended September 28, 2024 and September 30, 2023, respectively:

	Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023
Balance as of the beginning of the period	$5.1	$7.5
Utilized during the period	(6.3)	(11.1)
Charge for the period	5.7	10.5
Released during the period	(0.7)	(0.2)
Foreign currency translation	—	(0.1)
Balance as of the end of the period	$3.8	$6.6
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
For the three months ended September 28, 2024, we had income tax expense of $14.0 million on pre-tax income of $69.2 million, which resulted in an effective tax rate of 20.2%, compared to an income tax expense of $1.0 million on pre-tax income of $86.6 million, which resulted in an effective tax rate of 1.2% for the three months ended September 30, 2023.
For the three months ended September 28, 2024, the effective tax rate was driven primarily by net discrete tax benefits of $7.8 million, of which $6.5 million related to changes in the realizability of certain deferred tax assets, primarily related to U.S. foreign tax credit carryforwards, $3.2 million of discrete tax benefit related to the loss on deconsolidation of Russian subsidiary, offset by $1.9 million of other net discrete tax expenses. For the three months ended September 30, 2023, the effective tax rate was driven primarily by net discrete tax benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures, offset by $1.9 million of other net discrete tax expenses.
For the nine months ended September 28, 2024, we had an income tax expense of $60.8 million on pre-tax income of $240.1 million, which resulted in an effective tax rate of 25.3%, compared to an income tax expense of $25.9 million on pre-tax income of $213.7 million, which resulted in an effective tax rate of 12.1% for the nine months ended September 30, 2023.
For the nine months ended September 28, 2024, we had net discrete tax benefits of $8.3 million, of which $13.8 million related to unrecognized tax benefits due to audit closures and $3.2 million discrete tax benefit from a loss on deconsolidation of Russian subsidiary, offset by $3.4 million of uncertain tax benefit interest accrual, $4.2 million of net discrete expense related to changes in the realizability of certain deferred tax assets and $1.1 million of other net discrete tax expenses. For the nine months ended September 30, 2023, the effective tax rate was driven primarily by discrete benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures, offset by $1.9 million of other net discrete tax expenses.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended September 28, 2024 that it is more likely than not that deferred tax assets in the U.S. totaling $6.9 million are realizable. Accordingly, we recognized $5.7 million of discrete benefit, while the remaining $1.2 million is recognized as part of the annual effective tax rate. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income attributable to shareholders	$47.6	$78.7	$158.3	$170.0

Weighted average number of shares outstanding	258,889,598	263,984,434	261,001,362	274,460,054
Dilutive effect of share-based awards	4,551,974	3,850,577	4,853,706	4,028,006
Diluted weighted average number of shares outstanding	263,441,572	267,835,011	265,855,068	278,488,060

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	5,410,122	3,934,925	2,785,491	5,065,975

Basic earnings per share	$0.18	$0.30	$0.61	$0.62
Diluted earnings per share	$0.18	$0.29	$0.60	$0.61
7. Inventories

(dollars in millions)	As of September 28, 2024	As of December 30, 2023
Raw materials and supplies	$203.5	$168.2
Work in progress	49.0	43.3
Finished goods	472.1	435.7
Total inventories	$724.6	$647.2

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2023	$1,338.5	$700.2	$2,038.7
Foreign currency translation	(15.7)	(25.9)	(41.6)
As of September 28, 2024	$1,322.8	$674.3	$1,997.1

9. Intangible assets

	As of September 28, 2024			As of December 30, 2023
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,981.7	$(1,202.8)	$778.9	$2,003.6	$(1,127.7)	$875.9
—Technology	90.8	(90.8)	—	90.6	(90.3)	0.3
—Capitalized software	131.1	(84.7)	46.4	117.3	(76.8)	40.5
	2,203.6	(1,378.3)	825.3	2,211.5	(1,294.8)	916.7
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,717.0	$(1,422.3)	$1,294.7	$2,724.9	$(1,338.8)	$1,386.1
During the three months ended September 28, 2024, the amortization expense recognized in respect of intangible assets was $32.0 million, compared to $32.1 million for the three months ended September 30, 2023. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $11.4 million for the three months ended September 28, 2024, compared to a decrease of $10.3 million for the three months ended September 30, 2023.
During the nine months ended September 28, 2024, the amortization expense recognized in respect of intangible assets was $96.7 million, compared to $96.4 million for the nine months ended September 30, 2023. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $8.2 million for the nine months ended September 28, 2024, compared to a decrease of $3.0 million for the nine months ended September 30, 2023.
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

The period end fair values of derivative financial instruments were as follows:

	As of September 28, 2024					As of December 30, 2023
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$10.0	$—	$—	$(103.4)	$(93.4)	$8.5	$—	$—	$(77.7)	$(69.2)
—Interest rate swaps	17.4	—	(10.0)	(8.0)	(0.6)	29.9	11.8	(9.9)	(13.6)	18.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.0	—	(1.1)	—	0.9	3.9	—	(1.8)	—	2.1
	$29.4	$—	$(11.1)	$(111.4)	$(93.1)	$42.3	$11.8	$(11.7)	$(91.3)	$(48.9)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. We hold USD-EUR cross currency swaps with a notional principal amount of €254.5 million and extended maturity date of March 31, 2027, and additional USD-EUR cross currency swaps with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. All USD-EUR cross currency swaps were designated as net investment hedges of certain of our European operations. In May 2023, we amended our €254.5 million USD-EUR cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. This has been designated as a net investment hedge of certain of our Chinese operations. In July 2024, we executed a new USD-EUR fixed-to-fixed cross currency swap with a notional principal amount of €277.4 million with a contract term from August 2, 2024 to August 2, 2029. This has been designated as a net investment hedge of certain of our European operations. As of September 28, 2024, the aggregated notional principal amounts of the cross currency swaps were €1,033.5 million and ¥1,784.0 million, as compared to €756.1 million and ¥1,784.0 million December 30, 2023.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net fair value gains recognized in OCI in relation to:
—Designated cross currency swaps	(50.1)	23.9	(24.2)	1.8
Total net fair value (losses) gains	$(50.1)	$23.9	$(24.2)	$1.8
During the three and nine months ended September 28, 2024, a net gain of $5.7 million and $10.0 million, respectively, was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $2.5 million and $8.0 million, respectively, during the three and nine months ended September 30, 2023.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both September 28, 2024 and December 30, 2023, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$(17.0)	$11.4	$0.4	$25.0
—Amortization to net income of prior period fair value losses	—	—	—	8.9
—Deferred OCI reclassified to net income	(9.0)	(8.9)	(27.0)	(24.0)
Total movement	$(26.0)	$2.5	$(26.6)	$9.9
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of September 28, 2024, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $150.5 million, compared to $140.8 million as of December 30, 2023.
The fair value gains (losses) recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Fair value gains (losses) recognized in relation to:
—Currency forward contracts recognized in SG&A	$0.2	$(0.8)	$3.4	$3.3
Total	$0.2	$(0.8)	$3.4	$3.3

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

The carrying amount and fair value of our debt are set out below:

	As of September 28, 2024		As of December 30, 2023
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$36.2	$36.1	$36.5	$36.5
Non-current	2,341.5	2,389.5	2,415.0	2,444.7
	$2,377.7	$2,425.6	$2,451.5	$2,481.2
Debt is comprised principally of borrowings under the secured credit facilities and the unsecured senior notes. The dollar term loans under the secured credit facilities pay interest at floating rates, subject to a 0.50% Term SOFR floor as further described in Note 12. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 28, 2024
Derivative assets	$—	$29.4	$29.4
Derivative liabilities	$—	$(122.5)	$(122.5)
Cash equivalents	$—	$27.9	$27.9
Available for sale investments	$—	$5.0	$5.0

As of December 30, 2023
Derivative assets	$—	$54.1	$54.1
Derivative liabilities	$—	$(103.0)	$(103.0)
Cash equivalents	$76.2	$52.8	$129.0
Available for sale investments	$—	$—	$—
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. No significant impairment was recognized during the three and nine months ended September 28, 2024 and September 30, 2023. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.
12. Debt

(dollars in millions)	As of September 28, 2024	As of December 30, 2023
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	564.9	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,336.1
—Revolving credit facility	30.0	—
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	568.0
Total principal of debt	2,394.9	2,471.9
Deferred issuance costs	(34.6)	(37.4)
Accrued interest	17.4	17.0
Total carrying value of debt	2,377.7	2,451.5
Debt, current portion	36.2	36.5
Debt, less current portion	$2,341.5	$2,415.0
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
Debt issuances and redemptions
During August 2024, we drew $40.0 million under our revolving credit facility to partially fund the purchase of our ordinary shares under our 2024 share repurchase program, as discussed further in Note 15 below. During September 2024, we partially paid down the borrowings on the revolving credit facility and had a balance of $30.0 million as of September 28, 2024. We had no outstanding borrowings as of December 30, 2023.
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loan facilities and our secured revolving credit facility. As part of this amendment, we issued a new tranche of $1,300.0 million of dollar-denominated term loans (the “2024 Dollar Term Loans”) and used the proceeds to extinguish the entire outstanding principal balance of dollar-denominated term loans of $1,232.6 million, which was issued on February 24, 2021 (the “2021 Dollar Term Loans”), plus $1.1 million of accrued interest. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within nine months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).

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
During May 2023, we drew $100.0 million under our former asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During fiscal year 2023 we paid down the borrowings on the asset-backed revolver and had no outstanding borrowings as of September 28, 2024 and December 30, 2023. As of December 30, 2023, the letters of credit outstanding under this facility were $29.7 million. As discussed above, this facility was terminated on June 4, 2024.
Dollar Term Loans
Our secured credit facilities consist of two loans, which include the 2024 Dollar Term Loans and the 2022 Dollar Term Loans described above. These term loan facilities bear interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin, or Term SOFR plus an applicable margin.
The 2024 Dollar Term Loans’ interest rate is currently Term SOFR, subject to a floor of 0.50%, plus a margin of 2.25%, and as of September 28, 2024, borrowings under this facility bore interest at a rate of 7.50% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
The 2022 Dollar Term Loans’ interest rate as of September 28, 2024 was Term SOFR, subject to a floor of 0.50%, plus a margin of 2.25%, and as of September 28, 2024, borrowings under this facility bore interest at a rate of 7.50% per annum. The 2022 Dollar Term Loans’ interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2022 Dollar Term Loans and the 2024 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended September 28, 2024, we made amortization payments against the 2021 Dollar Term Loans, the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $3.4 million, $0.0 million and $2.9 million, respectively.
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
Gates Corporation, a wholly-owned U.S. subsidiary of Gates Industrial Holdco Limited (the parent guarantor and direct subsidiary of Gates Industrial Corporation plc), is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on the term loans. As a result, interest received by lenders of this tranche of debt is U.S. source income.

2024 Unsecured Senior Notes
As of September 28, 2024, we had $500.0 million of 2024 Senior Notes outstanding that were issued on June 4, 2024. The 2024 Unsecured Senior Notes are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
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
As of September 28, 2024, we had a balance of $30.0 million under the revolving credit facility following a draw in August 2024 to facilitate the share repurchase transactions discussed further in Note 15. As of December 30, 2023, there were no drawings for cash under the revolving credit facility. The letters of credit outstanding under this facility were $28.8 million and $0.0 million as of September 28, 2024 and December 30, 2023, respectively.
Debt under the revolving credit facility bears interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin or the reference rate plus an applicable margin.
In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $8.6 million as of September 28, 2024, compared to $8.4 million as of December 30, 2023.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Three months ended September 28, 2024			Three months ended September 30, 2023
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$1.0	$—	$1.0
Reported outside of operating income:
—Interest cost	6.0	0.4	6.4	6.3	0.4	6.7
—Expected return on plan assets	(6.5)	—	(6.5)	(6.5)	—	(6.5)
—Net amortization of prior period losses (gains)	0.2	(0.8)	(0.6)	—	(0.9)	(0.9)
—Settlements and curtailments	0.1	—	0.1	—	—	—
Net periodic benefit cost (income)	$0.8	$(0.4)	$0.4	$0.8	$(0.5)	$0.3

Cash Contributions	$2.2	$0.7	$2.9	$1.6	$0.6	$2.2

	Nine months ended September 28, 2024			Nine months ended September 30, 2023
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$3.0	$—	$3.0	$2.9	$—	$2.9
Reported outside of operating income:
—Interest cost	18.2	1.0	19.2	18.8	1.1	19.9
—Expected return on plan assets	(19.4)	—	(19.4)	(19.5)	—	(19.5)
—Net amortization of prior period losses (gains)	0.6	(2.4)	(1.8)	(0.1)	(2.5)	(2.6)
—Settlements and curtailments	0.1	—	0.1	—	—	—
Net periodic benefit cost (income)	$2.5	$(1.4)	$1.1	$2.1	$(1.4)	$0.7

Cash Contributions	$5.4	$2.4	$7.8	$5.3	$2.5	$7.8
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 28, 2024, we recognized a charge of $6.4 million and $20.2 million, respectively, compared to $3.3 million and $19.6 million, respectively, in the three and nine months ended September 30, 2023.

Awards issued under the 2014 Gates Industrial Corporation plc Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I options vested evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vested, if at all, on achievement of specified investment returns by certain investment funds affiliated with Blackstone Inc. (“Blackstone”) at the time of a defined liquidity event, which was also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must have been achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.
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
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs include option awards with the same vesting terms as the Tier II, III and IV option awards described above. All Tier III SARs expired on July 3, 2022 as the specific performance hurdle was not achieved.
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
The SARs issued under this plan take the form of options, except that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. Certain premium-priced options vested evenly over a three-year period, starting two years from the grant date. All options vest subject to the participant’s continued employment by Gates on the vesting date and expire ten years after the date of grant.
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Nine months ended September 28, 2024
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,828,327	$6.98
—Tier II	2014 Plan	1,996,017	$7.01
—Tier IV	2014 Plan	1,986,416	$10.52
—SARs	Both plans	735,221	$10.47
—Share options	2018 Plan	2,345,520	$14.90
—Premium-priced options	2018 Plan	835,469	$18.88
		9,726,970	$10.90
Granted during the period:
—SARs	2018 Plan	22,100	$14.87
		22,100	$14.87
Forfeited during the period:
—SARs	2018 Plan	(3,535)	$13.50
		(3,535)	$13.50
Expired during the period:
—SARs	Both Plans	(266)	$14.04
—Share options	2018 Plan	(331,730)	$17.27
		(331,996)	$17.26
Exercised during the period:
—Tier I	2014 Plan	(133,758)	$6.81
—Tier II	2014 Plan	(177,264)	$6.87
—Tier IV	2014 Plan	(195,676)	$10.51
—SARs	Both Plans	(148,438)	$9.68
—Share options	2018 Plan	(408,422)	$14.17
		(1,063,558)	$10.73
Outstanding at the end of the period:
—Tier I	2014 Plan	1,694,569	$6.99
—Tier II	2014 Plan	1,818,753	$7.02
—Tier IV	2014 Plan	1,790,740	$10.52
—SARs	Both plans	605,082	$10.81
—Share options	2018 Plan	1,605,368	$14.60
—Premium-priced options	2018 Plan	835,469	$18.88
		8,349,981	$10.68

Exercisable at the end of the period		8,269,839	$10.64
Vested and expected to vest at the end of the period		8,349,643	$10.68
As of September 28, 2024, the aggregate intrinsic value of options that were exercisable was $60.5 million, and these options had a weighted average remaining contractual term of 2.5 years. As of September 28, 2024, the aggregate intrinsic value of options that were vested or expected to vest was $60.8 million, and these options had a weighted average remaining contractual term of 2.6 years.
As of September 28, 2024, the unrecognized compensation charge relating to the nonvested options was $0.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

During the three and nine months ended September 28, 2024, cash of $2.9 million and $10.0 million was received in relation to the exercise of vested options, respectively, compared to $0.8 million and $17.5 million during the three and nine months ended September 30, 2023, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 28, 2024 was $0.7 million and $3.4 million, respectively, compared to $0.0 million and $5.0 million during the three and nine months ended September 30, 2023, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Nine months ended September 28, 2024
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,032,230	$13.78
—PRSUs	917,661	$16.77
	3,949,891	$14.47
Granted during the period:
—RSUs	1,222,752	$14.91
—PRSUs	426,607	$16.37
	1,649,359	$15.28
Forfeited during the period:
—RSUs	(276,392)	$13.69
—PRSUs	(154,837)	$15.77
	(431,229)	$14.44
Vested during the period:
—RSUs	(1,357,673)	$13.80
—PRSUs	(154,274)	15.00
	(1,511,947)	$13.92
Outstanding at the end of the period:
—RSUs	2,620,917	$14.30
—PRSUs	1,035,157	$17.02
	3,656,074	$15.07
As of September 28, 2024, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $16.7 million, which is expected to be recognized over a weighted average period of 1.5 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended September 28, 2024 was $5.8 million and $21.1 million, respectively, compared to $5.8 million and $21.1 million during the three and nine months ended September 30, 2023, respectively.

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

	Nine months ended
	September 28, 2024	September 30, 2023
Weighted average grant date fair value:
—SARs	$6.95	$6.71
—RSUs	$14.91	$13.86
—PRSUs	$16.37	$15.88

Inputs to the model:
—Expected volatility — SARs	41.7%	43.4%
—Expected volatility — PRSUs	31.6%	37.7%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.2%	4.1%
PRSUs	4.4%	4.6%
15. Equity
Movements in the Company’s number of shares in issue for the nine months ended September 28, 2024 and September 30, 2023, respectively, were as follows:

	Nine months ended
(number of shares)	September 28, 2024	September 30, 2023
Balance as of the beginning of the period	264,259,788	282,578,917
Exercise of share options	915,120	2,120,169
Vesting of restricted stock units, net of withholding taxes	1,215,382	1,329,609
Shares repurchased and cancelled	(11,690,303)	(21,934,634)
Balance as of the end of the period	254,699,987	264,094,061
In February 2024, the Company’s Board approved a share repurchase program for up to $100.0 million in authorized share repurchases, with an expiration date of October 6, 2024. On February 12, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 20,125,000 ordinary shares of the Company at a price of $12.045 per ordinary share (the “February 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the February 2024 Offering, which closed on February 16, 2024. In connection with the February 2024 Offering, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “February 2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the February 2024 Repurchase have been cancelled.
In July 2024, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, which expires on December 31, 2025. On August 16, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 23,000,000 ordinary shares of the

Company at a price of $16.58 per ordinary share (the “August 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the August 2024 Offering, which closed on August 21, 2024. In connection with the August 2024 Offering, the Company repurchased 7,539,203 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $16.58 per ordinary share for an aggregate consideration of approximately $125.0 million (the “August 2024 Repurchase”), plus costs paid directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $40.0 million under Gates’ secured revolving credit facility. All shares repurchased pursuant to the August 2024 Repurchase were pending cancellation as of September 28, 2024.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	(2.9)	(89.3)	—	(92.2)	4.9	(87.3)
Cash flow hedges movements	—	—	(19.9)	(19.9)	—	(19.9)
Post-retirement benefit movements	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive loss	(4.3)	(89.3)	(19.9)	(113.5)	4.9	(108.6)
As of September 28, 2024	$(19.6)	$(921.6)	$(0.8)	$(942.0)	$(73.5)	$(1,015.5)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(1.3)	27.2	—	25.9	(29.4)	(3.5)
Cash flow hedges movements	—	—	7.4	7.4	—	7.4
Post-retirement benefit movements	(1.9)	—	—	(1.9)	—	(1.9)
Other comprehensive (loss) income	(3.2)	27.2	7.4	31.4	(29.4)	2.0
As of September 30, 2023	$(2.6)	$(922.8)	$39.0	$(886.4)	$(94.0)	$(980.4)
17. Related party transactions
A. Entities affiliated with Blackstone
In connection with the initial public offering of Gates, we entered into a Support and Services Agreement with Blackstone Management Partners L.L.C. (“BMP”) under which the Company and certain of its direct and indirect subsidiaries reimburse BMP for customary support services provided by Blackstone’s portfolio operations group to the Company at BMP’s direction. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel. During the periods presented, no amounts were paid or were outstanding under this agreement. This agreement terminates on the date Blackstone beneficially owns less than 5% of our ordinary shares and such shares have a fair market value of less than $25.0 million, or such earlier date as may be chosen by Blackstone.
As described in Note 15, in February 2024, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from certain shareholders affiliated with Blackstone for an aggregate consideration of $50.0 million, plus costs paid directly related to the transaction of $0.3 million. In addition, during August 2024, the Company repurchased 7,539,203 ordinary shares through Citigroup Global Markets Inc. from certain shareholders affiliated with Blackstone for an aggregate consideration of $125.0 million, plus costs paid directly related to the transaction of $0.8 million.

B. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Purchases	$(4.0)	$(4.5)	$(11.9)	$(13.7)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of September 28, 2024, compared to $0.2 million as of December 30, 2023. No dividends were received from our equity method investees during the periods presented.
C. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales	$10.9	$9.7	$30.3	$34.8
Purchases	$(4.0)	$(3.4)	$(11.2)	$(11.8)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 28, 2024	As of December 30, 2023
Receivables	$4.4	$3.2
Payables	$(3.6)	$(3.2)
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

B. Warranties
The following summarizes the movements in the warranty liability for the nine months ended September 28, 2024 and September 30, 2023, respectively:

	Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023
Balance as of the beginning of the period	$15.9	$17.6
Charge for the period	7.1	3.7
Payments made	(5.7)	(5.7)
Released during the period	(0.2)	(0.1)
Foreign currency translation	0.1	(0.4)
Balance as of the end of the period	$17.2	$15.1

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to OEM as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including: automotive replacement and OEM; diversified industrial; industrial off-highway; industrial on-highway; and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
During the nine months ended September 28, 2024, sales into replacement channels accounted for approximately 67% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 28, 2024, sales into OEM channels accounted for approximately 33% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.

During the nine months ended September 28, 2024, demands from industrial OEM channels softened while our enterprise initiatives and the favorable mix of replacement channel sales to OEM channel sales improved our profitability. We are continuing to manage our inventory position for the balance of the year to support exceptional customer service and position us for growth in 2025. As the industrial markets stabilize, we expect that our ongoing execution of enterprise initiatives and incremental new business investments will enable us to improve profitability and drive higher organic growth over the long term.
Global conflicts, such as the conflict between Russia and Ukraine, and sanctions and counter-sanctions imposed in response, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. As of September 28, 2024, we deconsolidated the Russian subsidiary upon loss of control and recognized a deconsolidation loss of $12.8 million during the three months ended September 28, 2024.
Results for the three and nine months ended September 28, 2024 compared to the results for the three and nine months ended September 30, 2023
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$830.7	$872.9	$2,578.8	$2,706.9
Cost of sales	494.9	529.5	1,555.6	1,685.7
Gross profit	335.8	343.4	1,023.2	1,021.2
Selling, general and administrative expenses	219.9	213.4	649.9	666.2
Transaction-related expenses	0.5	1.3	2.1	2.1
Asset impairments	—	0.1	—	0.1
Restructuring expenses	2.2	2.6	5.0	10.3
Other operating expenses	—	0.1	0.1	0.2
Operating income from continuing operations	113.2	125.9	366.1	342.3
Interest expense	35.1	39.5	121.7	124.8
Loss on deconsolidation of Russian subsidiary	12.8	—	12.8	—
Other (income) expenses	(3.9)	(0.2)	(8.5)	3.8
Income from continuing operations before taxes	69.2	86.6	240.1	213.7
Income tax expense	14.0	1.0	60.8	25.9
Net income from continuing operations	$55.2	$85.6	$179.3	$187.8
Net income from continuing operations margin (1)	6.6%	9.8%	7.0%	6.9%

Adjusted EBITDA(2)	$182.5	$189.4	$580.3	$561.2
Adjusted EBITDA margin(2)	22.0%	21.7%	22.5%	20.7%
(1)    Net income from continuing operations expressed as a percentage of net sales.
(2)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended September 28, 2024 were $830.7 million, compared to $872.9 million during the prior year period, a decrease of 4.8%, or $42.2 million, driven primarily by the impact of lower sales volume, partially offset by a $10.0 million benefit from pricing. Our net sales for the three months ended September 28, 2024 were adversely impacted by movements in average currency exchange rates of $8.8 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Mexican Peso and Brazilian Real. As such, core sales decreased by $33.4 million, or 3.8%, during the three months ended September 28, 2024 compared to the prior year period.

The overall decline in core sales was primarily driven by a 15.0% decline in sales to our industrial OEM channel for the three months ended September 28, 2024, primarily in North America and EMEA. The industrial sales decline was primarily driven by construction, agriculture, and personal mobility end markets for the three months ended September 28, 2024. Sales to our automotive OEM channel declined during the three months ended September 28, 2024, partially offset by a 2.9% sales increase to our automotive replacement channel, primarily in EMEA.
Net sales during the nine months ended September 28, 2024 were $2,578.8 million, compared to $2,706.9 million during the prior year period, a decrease of 4.7%, or $128.1 million, driven primarily by the impact of lower sales volume, partially offset by a $34.3 million benefit from pricing. Our net sales for the nine months ended September 28, 2024 were adversely impacted by movements in average currency exchange rates of $24.7 million compared to the prior year period, principally due to the strengthening of the U.S. dollar against a number of currencies, in particular the Turkish Lira, Japanese Yen, and Chinese Renminbi. As such, core sales decreased by $103.4 million, or 3.8%, during the nine months ended September 28, 2024 compared to the prior year period.
The overall decline in core sales was primarily driven by an 8.2% decrease of sales to our industrial customers for the nine months ended September 28, 2024, particularly in North America and EMEA. Personal mobility, agriculture and construction drove most of the decline, with decreases of 30.1%, 13.5% and 8.5%, respectively, during the nine months ended September 28, 2024 compared to the prior year period.
Cost of sales
Cost of sales for the three months ended September 28, 2024 was $494.9 million, compared to $529.5 million for the prior year period, a decrease of 6.5%, or $34.6 million. This decrease was primarily attributable to a combined impact of lower volumes and enterprise initiatives that favorably impacted manufacturing performance. Favorable movements in average currency exchange rates further contributed a decrease of $5.8 million. The decrease was partially offset by higher inflation-related costs.
Cost of sales for the nine months ended September 28, 2024 was $1,555.6 million, compared to $1,685.7 million for the prior year period, a decrease of 7.7%, or $130.1 million. The decrease was primarily attributable to a combined impact of lower volumes and enterprise initiatives that favorably impacted manufacturing performance and $19.1 million due to favorable movements in average currency exchange rates, partially offset by higher inflation-related costs.
Gross profit
As a result of the factors described above, gross profit for the three months ended September 28, 2024 was $335.8 million, compared to $343.4 million for the prior year period, a decrease of 2.2% or $7.6 million. Our gross profit margin improved by 110 basis points to 40.4% for the three months ended September 28, 2024.
As a result of the factors described above, gross profit for the nine months ended September 28, 2024 was $1,023.2 million, compared to $1,021.2 million for the prior year period, an increase of 0.2% or $2.0 million. Our gross profit margin improved by 200 basis points to 39.7% for the nine months ended September 28, 2024.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 28, 2024 were $219.9 million compared to $213.4 million for the prior year period. This increase of $6.5 million was driven primarily by the $3.1 million increase in stock compensation expense, increased outbound freight and warranty expenses, partially offset by a decrease in labor and benefit expense of $4.3 million.
SG&A expenses for the nine months ended September 28, 2024 were $649.9 million compared to $666.2 million for the prior year period. This decrease of $16.3 million was primarily attributable to an $11.5 million charge related to the credit loss due to a customer bankruptcy incurred during the prior year period. The decrease was further driven by the $7.1 million gain from disposal of property, plant and equipment, and higher corporate-owned life insurance related income, partially offset by increased outbound freight and warranty costs.

Transaction-related expenses
Transaction-related expenses of $0.5 million and $2.1 million were incurred during the three and nine months ended September 28, 2024, respectively. Transaction expenses for the three months ended September 28, 2024 were primarily related to the secondary offering completed during August 2024. Transaction expenses for the nine months ended September 28, 2024 were primarily related to the debt refinancing that occurred in June 2024, the secondary offerings completed in both February and August 2024, and certain other corporate transactions. Transaction-related expenses of $1.3 million and $2.1 million were incurred during the prior year three and nine months ended September 30, 2023, respectively, related primarily to the fees for amending the New Dollar Term Loans in October 2023 and certain other corporate transactions.
Restructuring expenses
Restructuring and other strategic initiatives during the three and nine months ended September 28, 2024 included $1.0 million and $2.5 million, respectively, of costs related to the relocation of certain production activities in Mexico. During the three months ended September 28, 2024, we also incurred severance costs of $1.0 million related to the consolidation of production activities across certain North American plants. Other restructuring costs incurred during the three and nine months ended September 28, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
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
Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Debt:
Dollar Term Loans	$21.9	$26.9	$69.4	$87.5
Dollar Senior Notes	8.5	8.7	26.1	26.6
Revolving credit facility	—	1.0	—	1.8
	30.4	36.6	95.5	115.9
Amortization of deferred issuance costs	1.7	2.3	21.8	6.7
Other interest expense	3.0	0.6	4.4	2.2
	$35.1	$39.5	$121.7	$124.8
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt decreased by $4.4 million for the three months ended September 28, 2024 when compared to the equivalent prior year period, primarily due to the favorable impact of derivatives and lower interest rates applicable on the floating rate Dollar Term Loans. Interest on debt decreased by $3.1 million for the nine months ended September 28, 2024 when compared to the equivalent prior year period. Interest expenses on the principal amount of debt decreased for the nine months ended September 28, 2024 primarily due to favorable impact of derivatives and lower interest rates applicable on the floating rate Dollar Term Loans. Amortization of deferred issuance costs during the nine months ended September 28, 2024 increased by $15.1 million, primarily due to the accelerated amortization of $14.8 million of deferred issuance costs related to the debt refinancing that occurred in June 2024 and the accelerated amortization of $1.0 million due to the $100.0 million repayment against our “2021 Dollar Term Loans” in February 2024.

Other (income) expenses
Our other (income) expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest income on bank deposits	$(2.8)	$(4.0)	$(11.2)	$(9.2)
Foreign currency (gain) loss on net debt and hedging instruments	(1.9)	(1.4)	(7.0)	1.5
Net adjustments related to post-retirement benefits	(0.6)	(0.7)	(1.9)	(2.2)
Foreign currency loss on hyperinflation remeasurement	1.4	3.7	6.0	8.5
Other	—	2.2	5.6	5.2
	$(3.9)	$(0.2)	$(8.5)	$3.8
Other (income) expenses for the three and nine months ended September 28, 2024 were income of $3.9 million and $8.5 million, respectively, compared to income of $0.2 million and expenses of $3.8 million, respectively, in the prior year periods. These changes were primarily driven by the impact of net movements in foreign currency exchange rates on net debt and hedging instruments and foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies, specifically Argentina and Türkiye, for the three months ended September 28, 2024 compared to the prior year period. The change was also attributed to the increased interest income on our bank deposits for the nine months ended September 28, 2024 compared to the prior year period.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 28, 2024, we had income tax expense of $14.0 million on pre-tax income of $69.2 million, which resulted in an effective tax rate of 20.2%, compared to an income tax expense of $1.0 million on pre-tax income of $86.6 million, which resulted in an effective tax rate of 1.2% for the three months ended September 30, 2023.
For the three months ended September 28, 2024, the effective tax rate was driven primarily by net discrete tax benefits of $7.8 million, of which $6.5 million related to changes in the realizability of certain deferred tax assets, primarily related to U.S. foreign tax credit carryforwards, $3.2 million of discrete tax benefit related to the loss on deconsolidation of Russian subsidiary, offset by $1.9 million of other net discrete tax expenses. For the three months ended September 30, 2023, the effective tax rate was driven primarily by net discrete tax benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures, offset by $1.9 million of other net discrete tax expenses.
For the nine months ended September 28, 2024, we had an income tax expense of $60.8 million on pre-tax income of $240.1 million, which resulted in an effective tax rate of 25.3%, compared to an income tax expense of $25.9 million on pre-tax income of $213.7 million, which resulted in an effective tax rate of 12.1% for the nine months ended September 30, 2023.
For the nine months ended September 28, 2024, we had net discrete tax benefits of $8.3 million, of which $13.8 million related to unrecognized tax benefits due to audit closures and $3.2 million discrete tax benefit from a loss on deconsolidation of Russian subsidiary, offset by $3.4 million of uncertain tax benefit interest accrual, $4.2 million of net discrete expense related to changes in the realizability of certain deferred tax assets and $1.1 million of other net discrete tax expenses. For the nine months ended September 30, 2023, the effective tax rate was driven primarily by discrete benefits of $11.0 million, of which $12.9 million related to unrecognized tax benefits due to audit closures, offset by $1.9 million of other net discrete tax expenses.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined during the three months ended September 28, 2024 that it is more likely than not that deferred tax assets in the U.S. totaling $6.9 million are realizable. Accordingly, we recognized $5.7 million of discrete benefit, while the remaining $1.2 million is recognized as part of the annual effective tax rate. As a result of changes in estimates of future taxable profits against which the foreign tax credits can be utilized, our judgment changed regarding valuation allowances on these deferred tax assets.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 28, 2024 was $182.5 million, compared to $189.4 million in the prior year period, a decrease of 3.6% or $6.9 million. Adjusted EBITDA margin was 22.0% for the three months ended September 28, 2024, a 30 basis point increase from the prior year period margin of 21.7%. The decrease in Adjusted EBITDA was largely the result of lower volumes and adverse impacts of movements in average currency exchange rates, partially offset by enterprise initiatives that favorably impacted manufacturing performance and pricing.
Adjusted EBITDA for the nine months ended September 28, 2024 was $580.3 million, compared to $561.2 million in the prior year period, an increase of 3.4% or $19.1 million. Adjusted EBITDA margin was 22.5% for the nine months ended September 28, 2024, a 180 basis point improvement from the prior year period Adjusted EBITDA margin of 20.7%. The increase in Adjusted EBITDA was largely the result of enterprise initiatives that favorably impacted manufacturing performance and pricing, and favorable mix of replacement channel sales to OEM channel sales, partially offset by lower volumes.
For a reconciliation of net income from continuing operations to Adjusted EBITDA for each of the periods presented and the calculation of the Adjusted EBITDA margin, see “—Non-GAAP Measures.”

Analysis by Operating Segment
Power Transmission (61.8% and 61.6%, respectively, of Gates’ net sales for the three and nine months ended September 28, 2024)

	Three months ended
(dollars in millions)	September 28, 2024	September 30, 2023	Period over period change
Net sales	$513.4	$536.4	(4.3%)
Adjusted EBITDA	$113.0	$116.5	(3.0%)
Adjusted EBITDA margin	22.0%	21.7%

	Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	Period over period change
Net sales	$1,588.1	$1,658.4	(4.2%)
Adjusted EBITDA	$355.8	$343.2	3.7%
Adjusted EBITDA margin	22.4%	20.7%
Net sales in Power Transmission for the three months ended September 28, 2024 decreased by 4.3%, or $23.0 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $4.5 million benefit from pricing. Our net sales for the three months ended September 28, 2024 were adversely impacted by movements in average currency exchange rates of $5.4 million. As such, core sales decreased by 3.3%, or $17.6 million, compared to the prior year period,
Net sales in Power Transmission for the nine months ended September 28, 2024 decreased by 4.2%, or $70.3 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by an $18.8 million benefit from pricing. Our net sales for the nine months ended September 28, 2024 were adversely impacted by movements in average currency exchange rates of $23.5 million. As such, core sales decreased by 2.8%, or $46.8 million, compared to the prior year period.
Power Transmission’s core sales to industrial customers decreased by 5.7% and 7.1% during the three and nine months ended September 28, 2024, respectively, compared to the prior year periods. Industrial OEM sales declined by 11.7% and 16.2%, respectively, during the three and nine months ended September 28, 2024 compared to the prior year period, particularly in North America and EMEA. Sales to our industrial replacement customers slightly declined by 1.3% for the three months ended September 28, 2024. While most industrial end markets experienced sales decline, personal mobility had the most significant impact, which declined by 17.6% and 31.8%, respectively, during the three and nine months ended September 28, 2024 compared to the prior year period. Sales to our automotive channel during the three and nine months ended September 28, 2024 remained relatively consistent with the prior year period, with decreasing demands from automotive OEM channel partially offset by automotive replacement sales growth.
Power Transmission Adjusted EBITDA for the three months ended September 28, 2024 decreased by 3.0%, or $3.5 million, compared to the prior year period, driven primarily by lower volumes and movements in average currency exchange rates, partially offset by enterprise initiatives that favorably impacted manufacturing performance and pricing. As a result, Adjusted EBITDA margin was 22.0%, a 30 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended September 28, 2024 increased by 3.7%, or $12.6 million, compared to the prior year period. This increase was driven primarily by enterprise initiatives that favorably impacted manufacturing performance and pricing, partially offset by lower volumes and higher inflation related costs. The increase resulted in an Adjusted EBITDA margin of 22.4%, a 170 basis point improvement compared to the prior year period.

Fluid Power (38.2% and 38.4%, respectively, of Gates’ net sales for the three and nine months ended September 28, 2024)

	Three months ended
(dollars in millions)	September 28, 2024	September 30, 2023	Period over period change
Net sales	$317.3	$336.5	(5.7%)
Adjusted EBITDA	$69.5	$72.9	(4.7%)
Adjusted EBITDA margin	21.9%	21.7%

	Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	Period over period change
Net sales	$990.7	$1,048.5	(5.5%)
Adjusted EBITDA	$224.5	$218.0	3.0%
Adjusted EBITDA margin	22.7%	20.8%
Net sales in Fluid Power for the three months ended September 28, 2024 decreased by 5.7%, or $19.2 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $5.5 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $3.4 million. As such, core sales decreased by 4.7%, or $15.8 million, compared to the prior year period.
Net sales in Fluid Power for the nine months ended September 28, 2024 decreased by 5.5%, or $57.8 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $15.5 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $1.2 million. As such, core sales decreased by 5.4%, or $56.6 million, compared to the prior year period.
Fluid Power’s core sales to our industrial channel declined by 7.6%, while sales to our automotive channel increased by 4.5% during the three months ended September 28, 2024 compared to the prior year period. The decline in the industrial channel was primarily attributed to North America and EMEA, with construction and agriculture driving most of the sales decline of 10.3% and 14.2%, respectively, during the three months ended September 28, 2024 compared to prior year period. During the nine months ended September 28, 2024, the decline of Fluid Power’s core sales was primarily attributable to a 9.0% decrease in the industrial channel sales compared to the prior year period, primarily driven by agriculture, construction, and energy end markets. The decline in industrial sales was partially offset by a 7.3% increase in automotive sales for the nine months ended September 28, 2024, primarily from North America and EMEA.
 Fluid Power Adjusted EBITDA for the three months ended September 28, 2024 decreased by 4.7%, or $3.4 million, compared to the prior year period, driven primarily by lower volumes, partially offset by enterprise initiatives that favorably impacted manufacturing performance and pricing. As a result, the Adjusted EBITDA margin was 21.9%, a 20 basis point improvement from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended September 28, 2024 increased by 3.0%, or $6.5 million, compared to the prior year period. This increase was driven primarily by enterprise initiatives that favorably impacted manufacturing performance and pricing, partially offset by lower volumes, resulting in an Adjusted EBITDA margin of 22.7%, a 190 basis points improvement compared to the prior year period.
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

As market conditions warrant, we and/or Blackstone may from time to time seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
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
Cash Flow
Nine months ended September 28, 2024 compared to the nine months ended September 30, 2023
Cash provided by operating activities was $188.7 million during the nine months ended September 28, 2024 compared to cash provided by operating activities of $291.7 million during the prior year period, driven primarily by $119.8 million in trade working capital movement compared to the prior year period and an increase of $17.6 million in income taxes paid, partially offset by a decrease of $21.1 million interest paid compared to the prior year period.
Net cash used in investing activities during the nine months ended September 28, 2024 was $80.3 million, compared to $58.0 million in the prior year period. The increase of cash used in investing activities was primarily driven by increased capital expenditures of $26.1 million, a $12.5 million cash derecognition from the deconsolidation of our Russian subsidiary, and higher investment purchases of $11.3 million. The increase in cash used in investing activities was partially offset by a $17.4 million decrease in net cash paid under company-owned life insurance policies, and $10.2 million additional proceeds from the sale of property, plant and equipment.
Net cash used in financing activities was $253.5 million during the nine months ended September 28, 2024, compared to $241.7 million in the prior year period. Current year outflows were primarily related to the $1,917.0 million debt repayment partially offset by the inflows of $1,840.0 million related to new debt issuance, $176.1 million paid to acquire shares under our share repurchase program, including shares repurchased through an intermediary from Blackstone as further described in Note 15 to the condensed consolidated financial statements included elsewhere in this report, and $20.5 million payments related to debt issuance costs.

Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 28, 2024	As of December 30, 2023	As of September 28, 2024	As of December 30, 2023
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,293.7	$—	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	550.4	547.8	564.9	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,322.5	—	1,336.1
—Revolving credit facility	30.0	—	30.0	—
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	503.6	—	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	581.2	—	568.0
	$2,377.7	$2,451.5	$2,394.9	$2,471.9

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
Debt issuances and redemptions
During August 2024, we drew $40.0 million under our revolving credit facility to partially fund the purchase of our ordinary shares under our 2024 share repurchase program, as discussed further in Note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report. During September 2024, we partially paid down the borrowings on the revolving credit facility and had a balance of $30.0 million as of September 28, 2024.
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loan facilities and our secured revolving credit facility. As part of this amendment, we issued new “2024 Dollar Term Loans” and used the proceeds to extinguish the entire outstanding principal balance of the 2021 Dollar Term Loans plus $1.1 million of accrued interest. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within nine months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
On June 4, 2024, we also issued new Dollar Senior Notes of $500.0 million, and fully redeemed our existing Dollar Senior Notes due 2026 of $568.0 million aggregate principal amount, which included the payment of $13.7 million of accrued interest thereon. We issued the new Dollar Senior Notes with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the new Dollar Senior Notes using the effective interest method. The redemption of our existing Dollar Senior Notes resulted in the accelerated recognition of $2.6 million of deferred issuance costs (recognized in interest expense).
During February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
During May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our 2023 share repurchase program. During fiscal 2023, we paid down the borrowings on the asset-backed revolver and had no remaining outstanding balance as of September 28, 2024 and December 30, 2023.

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
For the twelve months ended September 28, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 75% of our net sales and 72% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 28, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 66% of our total assets and approximately 27% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report. In connection with the amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to June 4, 2029. The letters of credit outstanding under this facility were $28.8 million as of September 28, 2024. As of September 28, 2024, drawings for cash under the revolving credit facility totaled $30.0 million.
In total, our committed borrowing headroom was $441.2 million, in addition to cash and cash equivalents balances of $574.4 million.
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
•loss on deconsolidation of previously controlled subsidiary;
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
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the underlying performance of our businesses. During the periods presented, we excluded loss on the deconsolidation of a previously controlled subsidiary reflecting management’s determination that the Company is unable to manage and control its Russian subsidiary; restructuring expenses and severance-related expenses that reflect specific, strategic actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business; expenses related to a malware attack that occurred in February 2023; and changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual cost changes or timing of those changes as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income from continuing operations	$55.2	$85.6	$179.3	$187.8
Income tax expense	14.0	1.0	60.8	25.9
Net interest and other expenses	31.2	39.3	113.2	128.6
Depreciation and amortization	53.7	54.0	162.8	162.5
EBITDA	166.9	179.9	528.9	504.8
Loss on deconsolidation of Russian subsidiary (1)	12.8	—	12.8	—
Transaction-related expenses (2)	0.5	1.3	2.1	2.1
Asset impairments	—	0.1	—	0.1
Restructuring expenses	2.2	2.6	5.0	10.3
Share-based compensation expense	6.4	3.3	20.2	19.6
Inventory impairments and adjustments (included in cost of sales) (3)	4.4	2.2	21.7	6.3
Severance expenses (included in cost of sales)	0.9	(0.1)	0.9	0.4
Severance expenses (included in SG&A)	1.4	—	1.5	0.9
Credit (gain) loss related to customer bankruptcy (included in SG&A) (4)	(0.2)	—	(0.1)	11.4
Cybersecurity incident expenses (5)	—	—	—	5.1
Other items not directly related to current operations (6)	—	0.1	0.1	0.2
Adjusted EBITDA	$182.5	$189.4	$580.3	$561.2
(1)    In July 2022, Gates suspended our operations in Russia. As of September 28 2024, we deconsolidated the Russian subsidiary upon loss of control and recognized a deconsolidation loss.
(2)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(3)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    On January 31, 2023, one of our customers filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy proceedings, we preliminarily evaluated our potential risk and exposure relating to our outstanding pre-petition accounts receivable balance from the customer and recorded an initial pre-tax charge to reflect our estimated recovery. We continue to monitor the circumstances surrounding the bankruptcy and adjust our estimate as necessary.
(5)    On February 11, 2023, Gates determined that it was the target of a malware attack. Cybersecurity incident expenses include legal, consulting, and other costs incurred as a direct result of this incident, some of which may be partially offset by insurance recoveries.
(6)    Other items not directly related to current operations include other charges.

Adjusted EBITDA Margin
Adjusted EBITDA margin is a non-GAAP measure that represents Adjusted EBITDA expressed as a percentage of net sales. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

	Three months ended		Nine months ended
(dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$830.7	$872.9	$2,578.8	$2,706.9
Adjusted EBITDA	$182.5	$189.4	$580.3	$561.2
Adjusted EBITDA margin	22.0%	21.7%	22.5%	20.7%
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

	Three months ended September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 28, 2024	$513.4	$317.3	$830.7
Impact on net sales of movements in currency rates	5.4	3.4	8.8
Core sales for the three months ended September 28, 2024	$518.8	$320.7	$839.5

Net sales for the three months ended September 30, 2023	536.4	336.5	872.9
Decrease in net sales on a core basis (core sales)	$(17.6)	$(15.8)	$(33.4)

Core sales decline	(3.3%)	(4.7%)	(3.8%)

	Nine months ended September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 28, 2024	$1,588.1	$990.7	$2,578.8
Impact on net sales of movements in currency rates	23.5	1.2	24.7
Core sales for the nine months ended September 28, 2024	$1,611.6	$991.9	$2,603.5

Net sales for the nine months ended September 30, 2023	1,658.4	1,048.5	2,706.9
Decrease in net sales on a core basis (core sales)	$(46.8)	$(56.6)	$(103.4)

Core sales decline	(2.8%)	(5.4%)	(3.8%)

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $7.8 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant difference between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report is (i) additional net intercompany loan payable due to Gates Industrial Holdco Limited and its subsidiaries from the Company, which was $262.2 million and $333.6 million as of September 28, 2024 and December 30, 2023, respectively, (ii) additional intercompany payables due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief of $22.2 million and $26.6 million as of September 28, 2024 and December 30, 2023, respectively and (iii) additional cash and cash equivalents held by the Company, which was $9.5 million and $3.5 million as of September 28, 2024 and December 30, 2023, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 28, 2024, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended September 28, 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
6/30/2024 - 7/27/2024	—	$—	—	$250.0
7/28/2024 - 8/24/2024	7,539,203	$16.5800	7,539,203	$125.0
8/25/2024 - 9/28/2024	—	$—	—	$125.0
Total	7,539,203	$16.5800	7,539,203	$125.0
(1)    Does not include commissions or other costs paid to repurchase shares.
(2)    The share repurchase program was established in July 2024, allowing for up to $250 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 2025. Under this publicly announced program, we are authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In August 2024, we repurchased approximately $125 million of our ordinary shares under the share repurchase program pursuant to a share repurchase contract with Citigroup Global Markets Inc.
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
Trading Arrangements
During the three months ended September 28, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 28, 2024, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2024 and September 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2024 and September 30, 2023, (iii) Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2024 and September 30, 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 28, 2024 and September 30, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: October 30, 2024