Form 10-K
period 2024-12-28
Gates Industrial Corp plc
filed 2025-02-06
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $3,194.1 million.
As of February 3, 2025, there were 255,413,513 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2025 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
•    “Fiscal 2024” refers to the fiscal year ended December 28, 2024, “Fiscal 2023” refers to the fiscal year ended December 30, 2023, and “Fiscal 2022” refers to the fiscal year ended December 31, 2022; and
•    “Board” refers to the board of directors of Gates Industrial Corporation plc.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including automotive replacement, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2024 net sales of $3,408.2 million.

Our History
In 1911, Charles Gates, Sr. purchased the Colorado Tire and Leather Company, a manufacturer of steel-studded bands of leather that attached to wheels to extend their life. In 1917, the Company commercialized the V-belt, which used rubber and woven threading instead of rope belts, which were more commonly used at that time. In 1963, we built the first of many international facilities in Erembodegem, Belgium, followed by Jacarei, Brazil, in 1973. In 1986, we acquired the Uniroyal Power Transmission Company, which included a controlling interest in a joint venture that laid the groundwork for Gates’ growth in the Asia-Pacific region.
In 1996, Gates was acquired by a publicly held conglomerate based in the United Kingdom (“U.K.”), Tomkins plc, which was itself acquired in 2009 by Onex Partners and the Canada Pension Plan Investment Board, who proceeded to divest certain of Tomkins plc’s businesses under a new parent entity, Pinafore Holdings B.V. Gates was acquired by certain investment funds affiliated with Blackstone Inc. (“Blackstone”) in July 2014 and in 2015 established a new executive leadership team with Ivo Jurek as Chief Executive Officer. In January 2018, Gates completed an initial public offering (“IPO”), listing on the New York Stock Exchange (“NYSE”).
Our Solutions
We operate our business on a product-line basis through our two reporting segments - Power Transmission and Fluid Power. See Note 4 to our audited consolidated financial statements included elsewhere in this report for additional information.
We sell our products under the Gates brand in all of the geographies and end markets we serve, as well as under select customer brands in certain markets. Our Power Transmission segment includes elastomer drive belts and related components used to efficiently transfer power in a broad range of applications. Power transmission products represented approximately 62% of our total net sales for Fiscal 2024. Our Fluid Power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses. Our fluid power products represented approximately 38% of our net sales for Fiscal 2024.
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
Asynchronous Belts. Asynchronous belts are our highest-volume products and are used in a broad range of applications. We were a pioneer in the design and manufacturing of V-belts, which draw their name from the shape of their profile. We also manufacture “ribbed” V-belts, which are belts with lengthwise V-shaped grooves, which we market under the Micro-V® name. This design results in a thinner and narrower belt for the same drive performance, making it more flexible and offering improved efficiency.
In industrial end markets, asynchronous belts have a wide variety of applications, including use in pump drives, manufacturing lines, HVAC systems, industrial, truck, bus and marine engines, forestry and mining equipment and many other applications. CVT systems often found in scooters, power sports vehicles and a variety of industrial applications use a specialized V-belt known as a CVT belt. In automotive applications, our asynchronous belts perform functions that include transferring power from the crankshaft to accessory drive components such as the alternator, A/C compressor, power steering system, water pump and, in some vehicles, a belt/starter generator system used in start/stop accessory drive systems to improve fuel economy.
Recently, Gates introduced a new Micro-V® platform for engine accessory drive systems. The combination of newly developed material compounds and product design utilizes less material, reduces belt weight and results in lower bending stiffness. These improvements enable tighter pulley configurations and reduced drive bending losses as compared to previous belt technologies; lower losses result in benefits such as reduced energy consumption, CO2 emissions and heat generation. Additionally, Gates expanded its G-Force product portfolio by introducing the G-Force Workhorse CVT belt for specialty and recreation vehicles. The G-Force Workhorse belt offers more longevity and increased compatibility for end users relative to its predecessor. In 2024, we launched our Quad Power 4 in North America. Quad Power 4 is a maintenance-free, bandless V-belt that utilizes minimal stretch cord technology and is designed to extend product life and eliminate downtime. We also launched timing chain component kits in the United States and India supporting a wide array of vehicles in operation, enhancing value and convenience for both service technicians and consumers.
Synchronous Belts. Synchronous belts, also known as timing belts, have molded teeth and run over matching toothed pulleys or sprockets. Synchronous belts experience no slippage and are often used to transfer high levels of power or to control motion for indexing or timing purposes, as well as for linear positioning and positive drive conveying. They are typically used instead of chains or gears and we believe they have a number of advantages over these alternatives, including less noise, no need for lubrication, improved durability and performance and a more compact design.
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
In recent years, Gates launched the Carbon Drive CDC® synchronous belt designed for commuter bicycle applications, and in Fiscal 2022 Gates launched the Carbon Drive Moto X5 synchronous belt designed specifically for mid-motor, sit-down electric scooters and motorcycles typically found in commuting applications in the rapidly evolving Asian market. In Fiscal 2022, Gates launched an updated version of Gates Design Power, an award-wining new digital toolkit consisting of six modules, including four all-new applications and substantially upgraded versions of well-known Gates digital tools, Design IQ™ and Design Flex Pro™. Among the all-new programs is the industry-first Mobility Drive Analysis tool aimed at making it easier for engineers from bicycle, scooter, motorcycle, and power sports OEMs to design Gates’ clean, quiet, durable and low-maintenance Carbon Drive belt systems into their next-generation vehicles to further accelerating conversion from chain and other technologies. In Fiscal 2023, Gates launched the mobile version of Gates Design Power, putting advanced digital design tools to support the engineering of belt drive systems on customers’ mobile devices.

Metal Drive Components. We source, manufacture and sell tensioners, idlers, pulleys, sprockets and other components used in belt drive systems. These products are designed and engineered to work efficiently with our belts. Tensioners are devices that maintain a constant tension in the belt drive system, thereby ensuring proper function and preventing loss of power or system failure. Tensioners typically employ a spring-loaded arm and a damping mechanism to help control tension in a belt drive system. Idlers, which sometimes also perform as tensioners, are used to take up extra belt length. Gates’ pulleys and sprockets are designed to optimize the performance and working service life of the belt drive system.
Kits. Our kits for the automotive replacement channel include all of the parts needed by an automotive service shop to perform a replacement of one or more of our products. Kits are created for specific vehicle makes and models and typically include belts, tensioners and idlers, and will sometimes also include water pumps, which are often replaced simultaneously with a timing belt due to the relatively high labor component in the total cost of a typical replacement. Our kits are convenient for service technicians as they eliminate the need for more complicated product sourcing and provide a more efficient replacement job. On a comparable quantity basis, kits typically sell at a premium to a loose belt and the individual related components.
Our power transmission products are used in a broad range of applications in end markets including: automotive replacement and OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. The majority of our Fiscal 2024 net sales came from replacement channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission replacement business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-established distribution channels. For example, a combine harvester can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to replacement parts through a large network of distributors. Similarly, in the mature automotive aftermarkets such as North America and Europe, maintenance intervals are well defined, and miles (or kilometers) driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles. A smaller portion of our power transmission replacement business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these replacement channels in emerging markets represent a significant long-term opportunity for growth. In addition to our power transmission replacement business, we also serve a wide variety of well-known OEM customers across all of our end markets.
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
•Vehicle systems: applications in thermal management, emissions reduction, turbocharger, air intake and other systems for electric, hybrid and internal combustion passenger and commercial vehicles; and
•Other industrial: applications in which hoses are used to convey fluids, gases or granular material across several industries such as food and beverage, other process industries, oil and gas drilling and refining, and data centers.
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
Hydraulics. Our hydraulics product line is comprised of hoses, couplings, tubing and fittings, offered either as standalone products or completed assemblies. Our hydraulic products are key components of hydraulic systems in both stationary and mobile equipment applications across end-markets such as construction, agricultural and forestry equipment, as well as in a wide range of manufacturing applications. We provide a full selection of hose sizes and construction types for use in a wide variety of operating requirements and conditions. Hydraulic hoses are made of elastomers reinforced with steel wire or a textile-based yarn, and typically operate at very high pressures, often in extreme environmental conditions. These products are designed for applications that require high levels of quality and durability. In Fiscal 2024, we launched the PRO™ Series ProFlex™ hydraulic hose, which can be applied in a variety of applications while offering lighter weight and more flexibility relative to the key competition.

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
In recent years, Gates introduced a new premium product family consisting of hydraulic hoses that are lighter weight and more flexible. Made with a high-performance reinforcement and robust, abrasion-resistant cover, the MXT line of hydraulic hose is comprised of universally applicable, high-performance products that meet the needs of a wide range of applications. Subsequently, we launched the MXG line of hydraulic hose, a flexible, light-weight solution with increased durability and temperature performance, designed to replace conventional spiral hoses typically used in the most demanding applications. We continue to broaden the MXT and MXG product lines. We also launched a smart e-crimper, which is a machine used to attach fittings to hydraulic hoses. In addition to convenient, web-enabled access to training content and product crimp specs, this new crimper can be used with Gates’ intuitive mobile eCrimp app. In Fiscal 2022, we launched the ProV hose family in Europe, which is an addition to our Pro Series product portfolio that leverages technologies developed and first launched in our MXT and MXG product lines.
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
Industrial Hose. Our industrial hoses are used to transfer a wide range of substances - chemicals, food, beverages, petroleum, fuels, bulk materials, water, steam and air - to meet the requirements of a diverse range of applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning, construction, and liquid-cooled data centers. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to design hoses that perform at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. In Fiscal 2024, we introduced our Data Master™ line of hoses designed to support liquid-cooled data centers. During the year, we also launched our Clean Master™ Plus line of pressure washer hoses, which is meaningfully more flexible and lighter relative to traditional 6,000 psi hoses. We also offer a wide range of couplings to provide complete assembly solutions.
Our fluid power products are used in numerous applications in end markets including automotive replacement and OEM, diversified industrial, industrial off-highway, industrial on-highway, and energy and resources. The largest portion of our Fiscal 2024 fluid power revenue came from replacement markets. Within these replacement markets, the majority of our revenue came from industrial applications.
Our Diverse End Markets
Our products play essential roles in a diverse range of applications across a wide variety of end markets including the following:
•automotive replacement and OEM end markets;
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
Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. Key indicators of our performance include manufacturing Purchasing Managers' Index, industrial production, industrial sales and manufacturer shipments.
Our products are sold in over 130 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia & India. We have a long-standing presence in each of these regions.
Our Channels
We sell our power transmission and fluid power products both as replacement components and as specified components on original equipment to customers worldwide. During Fiscal 2024, approximately 68% of our net sales were generated from replacement channels and 32% from OEM channels globally. Our mix of replacement channel sales to OEM sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as China and India, replacement channels are developing. We believe that enhancing our brand visibility, including through our OEM presence in these emerging markets will allow us to better develop the replacement channels as they mature over time. By contrast, in North America and EMEA, where there are long-established replacement markets, approximately 71% and 74% of our Fiscal 2024 net sales, respectively, were derived from these higher-margin replacement channels.
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
OEM. We work closely with our OEM customers by providing application engineering expertise to assist them with equipment design and selecting the right products to optimize performance. Close interactions between our research and development (“R&D”) organization and customer technical teams provide input into our innovation and product development processes. We selectively participate in OEM projects, focusing on opportunities where we are able to differentiate with technology and innovative solutions.
Customers
We maintain long-standing relationships with many customers, who range from regional or local distributors to large, global multinational distributors and OEMs. No single customer accounted for more than 10% of our Fiscal 2024 net sales.
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
Manufacturing
Our commercial capabilities are complemented by our “in-region, for region” manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers around the world. This model also yields advantages in supply resiliency, avoidance of long logistics routes and associated greenhouse gas (“GHG”) emissions and foreign exchange/tariff costs. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both OEM customers and replacement customers in the same factory, which provides for sharing of raw material inputs, improved factory loading and demand leveling, as well as optimization of capital expenditures. We operate manufacturing facilities and service centers as well as several major technical centers giving us a presence in 31 countries throughout the world. Our in-country deployment of manufacturing and technical resources gives us the capability to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.
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
As of December 28, 2024, we held more than 2,200 patents and patent applications and 3,500 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
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
Government Regulation
Our operations, products and properties are subject to extensive U.S. and foreign federal, state, local, and provincial laws, regulations and executive actions, including those related to health, safety and environment (“HSE”) protection, such as laws and regulations governing air emissions, wastewater discharges, waste management and disposal, substances in products and workplace health and safety as well as the investigation and clean-up of contaminated sites, laws, regulations and executive actions governing trade control laws, anti-corruption laws, data protection and privacy laws. Under certain environmental laws, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. We are currently performing environmental investigations and/or remediation at a number of former and current facilities in the U.S. and Canada and are incurring costs in relation to a number of offsite waste disposal sites. For more information, see “Item 1A. Risk Factors - Risks Related to Legal and Regulatory Matters”.
Human Capital
As of December 28, 2024, we employed approximately 14,100 full time employees worldwide. Approximately 6,200 of our employees are in North America, 4,300 in EMEA, 2,900 in Greater China and East Asia & India, and 700 in South America. Approximately 66% of our work force consists of production employees, while approximately 25% of our global workforce was female and 75% male. Of approximately 1,500 managerial employees, 21% were female, and 40% of our executive officers were female.
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

Oversight and Governance
Our Board, with support from its compensation committee, actively oversees the Company’s human capital management. This includes reviewing the Company’s workforce overview, stock incentive plans, talent acquisition and retention performance, leadership and talent development programs, executive and critical role development planning, employee engagement, culture, and diversity, equity & inclusion initiatives. Additionally, the Board and its compensation committee manage continuity planning, including evaluating succession plans for the CEO and other executive officers.
Health and safety
We prioritize our employees' well-being, recognizing that our commercial success is closely tied to a safe and healthy workforce. To this end, we are dedicated to responsible business practices, guided by the Gates Global HSE Standards Manual. Our goal is to achieve zero injuries and maintain an incident-free workplace. We've made significant strides towards this objective through targeted risk reduction, enhanced case management, increased accountability for corrective actions, and more effective safety observation programs.
Total rewards
Our compensation philosophy aims to attract, motivate, reward, and retain top-tier employees who can generate and maintain long-term value for our shareholders. We provide competitive and equitable compensation and benefit programs that appropriately reward employees for their contributions to our success. Globally, we provide opportunities for eligible employees to earn short-term and long-term incentive awards, including manufacturing incentive programs for many of our production employees.
Employee development and training
To attract, develop, engage and retain the best talent, we invest in our employees and focus on building a workplace and culture that drives innovation, embraces diverse perspectives, encourages collaboration, fosters well-being, and enables growth and opportunity. We empower employees to own their careers and unlock their potential to position us to effectively deliver on priorities with real world application. Our development programs are focused on helping employees build the knowledge and skills needed to support current business priorities and secure future business success. Gates supports a culture of continuous learning and encourages employees to pursue internal and external educational opportunities as part of their professional development path.
In 2024, we streamlined our Performance & Talent process and launched a new year-end review process that includes evaluating employee annual performance, assessing learning agility and potential to grow their career. We reduced our annual processes and aligned compensation to recognize the potential of our employees as well as their performance. Additionally, this streamlined process provides greater focus on succession and development plans to help employees achieve their career goals. Our global mentoring program facilitates knowledge transfer between mentors and mentees and fosters a diverse and inclusive culture. For our production employees, we offer skills-based training and certification opportunities.
Diversity, equity and inclusion
Our inclusive environment fosters adaptability, innovation, and creativity, enabling us to deliver the most relevant, innovative, and trusted products and services. This is vital for our continued success and helps unlock the full potential of our employees, customers, partners, and communities.
We recognize that an engaged workforce directly enhances the value we provide to our customers and strengthens the connections we build in the communities where we live and operate. As a global company, we celebrate local, relevant, and meaningful events that allow colleagues to share their expertise and cultures with one another. In 2024, as part of our ongoing efforts to raise awareness of the importance of diversity, equity and inclusion, each region developed action plans and strategies to improve gender diversity. Key highlights of these plans include promoting inclusive hiring practices, offering training on unconscious bias, forming strategic partnerships with schools and organizations, participating in networking events, implementing blind resume reviews, and ensuring diverse interview panels.
Our three Business Resource groups participated in a variety of events throughout 2024, where they shared ideas, experiences, and insights to strengthen our community and elevate a diverse and inclusive workforce.
Additionally, the charter for our Board's Nominating and Governance Committee mandates the committee review and recommend the Board's composition and size. This ensures the Board possesses the necessary expertise and includes members with diverse and independent backgrounds.

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
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2024, approximately 63% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning six continents and sell to customers in over 130 countries. Moreover, a significant amount of our manufacturing functions and sources of our raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:
•changing economic conditions in the global and regional end markets we serve, which could impact the level of demand for our products, as a portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles;
•macroeconomic factors beyond the Company’s control, such as recent significant volatility around inflation, material and logistics availability, supply chain and labor challenges;
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
•trade wars and the imposition of additional sanctions, tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;
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
•compliance with or effect of complying with complex and changing laws, regulations and policies of foreign governments, including differing and, in some cases, more stringent labor, sustainability, environmental, social, and governance (“ESG”) and HSE-related regulations as well as limitations on our ability to enforce our legal rights and remedies;

•differing local product preferences and product requirements; and
•difficulties involved in staffing and managing widespread operations, including challenges in enforcing corporate policies, which may be different than the normal business practices of local cultures.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are generally more economically and politically volatile than the U.S. and as a result, our operations in these regions could be subject to more significant or frequent fluctuations in sales and operating income. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a material adverse impact on our results of operations in future periods. Further, our industry has been impacted by the ongoing uncertainty surrounding tariffs and international trade relations, and it is difficult for us to predict future trade measures and the impact they will have on our business and operations. For example, in early 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline in affected countries, which could negatively impact demand for our products. Moreover, if our products are subject to tariffs, we may be impacted to a greater degree than our competitors who operate in countries that are not subject to tariffs, placing us at a disadvantage. We have significant manufacturing operations in Mexico and, to a lesser degree in Canada, China and other countries, that supply products to U.S. customers. We also export products from the U.S. to these and other countries. As a result, future U.S. tariffs on imports and retaliatory tariffs could increase the cost of, and reduce demand for, our products, which may materially adversely affect our results of operations.
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
We purchase our energy, steel, aluminum, rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control, including the imposition of tariffs. In recent years, the prices and availability of energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly, exacerbated by inflation and global disruptions such as the Russia-Ukraine conflict. If we are unable to pass increases in the costs of our raw materials on to our customers on a timely basis or at all, maintain current pricing, or are otherwise unable to offset these cost increases, our operating margins and results of operations may be materially adversely affected.
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
We have been implementing cost reduction and restructuring actions in all of our businesses, such as our ongoing footprint optimization plan, and have discontinued product lines, consolidated or relocated manufacturing operations and reduced our employee population in some locations. The impact of these cost-reduction and restructuring actions on our sales and profitability may be influenced by many factors and we may not be able to maintain the level of cost savings that we have achieved. In connection with the implementation and maintenance of our cost reduction and restructuring measures, we may face delays in anticipated workforce reductions, a decline in employee morale and a potential inability to meet operational targets due to an inability to retain or recruit key employees.
Our revenue growth may be dependent on market acceptance of new product introductions and product innovations.
The markets in which we operate, or seek to operate, are subject to technological change and, in some cases, developing. Our long-term operating results depend upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements and evolving sustainability and industry standards. The development of new product introductions and product innovations may require significant investment by us. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change (including those related to the utilization of artificial intelligence) or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. For example, the increased adoption of electric vehicles and demand for data centers may result in application requirements that are not supported by our current technologies. If we are unable to adapt to these changes, our business and results of operations may be adversely affected.
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
In emerging markets such as China, India, and Eastern Europe, the replacement markets are still nascent as compared to those in more developed nations. In these markets, we have focused on establishing brand visibility, including by building a OEM presence in the end markets we serve. However, as the replacement markets in these regions grow, our products may not be selected as the replacement product based on local market requirements and other competitive factors, and there may be a material adverse effect on our replacement end market growth potential in these emerging markets.
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2024, our top ten customers accounted for approximately 22% of our consolidated net sales and accounted for approximately 29% of our trade accounts receivable balance as of December 28, 2024, and our largest customer accounted for approximately 9% and 6% of our Fiscal 2024 consolidated net sales and trade accounts receivable balance as of December 28, 2024, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Concerns over sustainability and ESG issues, including the impacts of climate change, have led and will continue to lead to governmental, private, and consumer efforts around the world to reduce or mitigate those issues. We and our customers and suppliers will need to respond to new laws and regulations as well as changes in consumer and customer behaviors, which have added costs and could add substantial costs to our operations and those of our customers and partners. We may also experience a drop in demand for our products and services, particularly in certain sectors. We expect the impact on our customers to vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. There is also a risk that we are unable to meet our sustainability objectives or the increasing expectations of our customers, employees, shareholders, and other stakeholders. Moreover, there has been a rise in “anti-ESG” activism, which could impact our efforts. In addition, our efforts to mitigate these risks, including by investing in sustainability initiatives, may not be successful in achieving their desired outcomes, which may include cost savings.
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
We generate strong margins by selling premium products at premium prices. Accordingly, our margins could suffer if our customers are no longer willing to pay a premium for our product and service offerings. We continue to face pricing pressure from our customers in OEM end markets as well as other end markets. Many manufacturers seek price reductions in both the initial bidding process and during the term of the award. If we are not able to offset price reductions through improved operating efficiencies, reduced expenditures, or new product introductions, those price reductions may have a material adverse effect on our results of operations.
Risks Related to Cybersecurity and Information Systems
Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of ransomware, social engineering, and phishing attacks), as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems (including third-party systems utilized by us), products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' systems and data. An attack on our systems or those of certain of our vendors could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We defend against attempted cyber-attacks in the normal course of our business. For example, in February 2023, we experienced a malware attack that temporarily disrupted our normal business operations, including some disruption to sales, and resulted in additional costs of $5.2 million in Fiscal 2023. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
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
Global data privacy, data protection and data security requirements are highly complex, evolving rapidly, and may increase our costs to comply.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding data privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the General Data Protection Regulation (“GDPR”) adopted by the European Union (“EU”) greatly increased the jurisdictional reach of EU law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and many other countries and several states in the U.S. have proposed or adopted similar legislation. Other countries such as China, India, Thailand, Brazil and Argentina have enacted or are enacting data privacy laws that restrict cross-border data transfers, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data processing practice in accordance with applicable law.
Risks Related to Legal and Regulatory Matters
Existing or new laws and regulations, including but not limited to those relating to HSE, sustainability, and ESG matters, may prohibit, burden, restrict or make significantly more costly the sale of our products and the operation of our business.
Our operations, products and properties are subject to extensive foreign, federal, state, local and provincial laws and regulations relating to HSE, sustainability, and ESG matters around the world. These laws vary by jurisdiction but generally govern air emissions, wastewater discharges, material handling and transportation, waste management and disposal, product stewardship and packaging requirements, toxicity and hazardous substances, supplier due diligence and standards, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. Failure to comply with such laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease operations at affected facilities), and negative publicity.
In addition, these laws and regulations have become increasingly stringent and new laws and regulations or stricter interpretation or enforcement of existing laws and regulations could adversely affect our business, financial condition and results of our operations and product demand. This includes increasing legal requirements and global efforts to control emissions of carbon dioxide, methane, fluorinated and other GHGs in an effort to minimize the effect on climate change, which have the potential to influence the price of the energy and raw materials we purchase. For example, we anticipate the enactment of the EU’s Carbon Border Adjustment Mechanism will increase the cost of materials we need for production in the EU and could reduce the demand for our products manufactured for the EU market. GHG regulations and carbon taxes could also impact oil and gas production, a key demand driver of our industrial end markets, and reduce demand for our products by driving down the use of fossil fuels. The evolution of laws to restrict specific chemical substances in our products or impose labeling and other requirements, such as the EU’s Registration, Evaluation, Authorization, and Restriction of Chemical Substances (“REACH”) Regulation, and rising global concerns around microplastics, extended producer responsibility, plastic packaging or hazardous chemicals such as per-and polyfluoroalkyl substances (“PFAS”) could result in significant costs to us or limit our access to certain markets.
We have incurred, and will continue to incur, both operating and capital costs to comply with HSE, sustainability, and ESG related and other laws and regulations, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial properties that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.
Additionally, most U.S. states have passed laws that regulate or limit the use of aftermarket products in certain types of repair work. These laws include requirements relating to consumer disclosure, owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Additional legislation of this kind may be introduced in the future. Moreover, many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization. If additional laws prohibiting or restricting the use of aftermarket products are passed or if our certifications are revoked, it could have an adverse impact on our aftermarket products business.
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
We are also subject to new and proposed rules and regulations of a number of governmental and self-regulatory bodies and organizations, such as the SEC, the NYSE, the EU, and the U.K. government, that require increased public disclosure of data related to sustainability and ESG issues and mandate additional requirements for sustainability and ESG related marketing claims. In addition, customers, investors, employees and other stakeholders are increasingly focused on these matters and related disclosures and marketing claims. At the same time, regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability and ESG initiatives, including the proposal or enactment of “anti-ESG” legislation or policies. These opposing views may also be adopted by our investors. Conflicting regulations and expectations across the jurisdictions in which we operate may create enhanced compliance risks and costs. These changing and inconsistent rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. For example, measuring and reporting information and metrics in compliance with the EU’s recently enacted Corporate Sustainability Reporting Directive has been, and we expect will continue to be, costly, difficult and time consuming. Our sustainability initiatives and goals could be difficult and expensive to implement, and we could be criticized for or subject to litigation related to the accuracy, adequacy, consistency or completeness of our sustainability disclosures and marketing claims or the scope or nature of our initiatives or goals or revisions thereto. Further, statements about our sustainability initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our sustainability related data, claims, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation and financial results could be adversely affected and we could be exposed to litigation.
We are subject to anti-corruption laws in various jurisdictions, as well as other laws governing our international operations. If we fail to comply with these laws we could be subject to civil or criminal penalties, other remedial measures, and legal expenses.
Our operations are subject to one or more anti-corruption laws in various jurisdictions, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act of 2010 that generally prohibit employees and intermediaries from making improper payments for the purpose of obtaining or retaining business or gaining some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential anti-corruption violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under anti-corruption laws. We are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations (collectively, “Trade Control Laws”). We are also subject to U.K. corporate criminal laws governing the failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017 (“Criminal Finances Act”).

We have instituted policies, procedures and ongoing training of employees designed to ensure that we and our employees engage in ethical business conduct and comply with anti-corruption laws, Trade Control Laws and the Criminal Finances Act. However, there is no assurance that our efforts have been and will be effective in ensuring compliance with all applicable anti-corruption laws or other legal requirements. If we are subject to an investigation of a potential violation or are found not in compliance with anti-corruption laws, Trade Control Laws or the Criminal Finances Act, we may incur legal expenses and experience reputational harm, and could be subject to criminal and civil penalties and sanctions that could have a material adverse impact on our business, financial condition, and results of operations.
We may be subject to recalls or product liability claims, or may incur costs related to product warranties, which could have a material adverse impact on our business, financial condition, and results of operations.
Meeting or exceeding many government-mandated product safety and stewardship standards is costly and requires manufacturers to remedy defects, including through recall campaigns if the products do not comply with applicable standards. If we, our customers or government regulators determine that a product is defective or does not comply with such standards prior to the start of production, the launch of a product could be delayed until such defect is remedied. Extended delays in product launches or a recall campaign to address defects in sold products could result in significant costs.
We face an inherent risk of product liability claims if an alleged product failure results in a claim for injury or loss. Changes in our supplier network, such as low-cost country sourcing, may increase the likelihood of receiving defective materials, leading to product failures and associated liability claims. Litigation is inherently unpredictable and these claims, regardless of their outcome, may be costly, divert management attention and adversely affect our reputation. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us. Such costs and adverse reputational effects could have a material adverse effect on our business.
From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to provide a warranty for the manufacturers’ products that contain such supplier’s components, and to share responsibility for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. In some cases, these claims could have a material adverse effect on our business.
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
Further, our efforts to enforce our intellectual property rights against infringers may not prove successful and will generally be time consuming and expensive. Successful assertion of our intellectual property rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient intellectual property laws. To the extent we assert our intellectual property rights against third parties, adequate remedies may not be available. If we are unsuccessful in challenging such products on the basis of patent, trademark or other intellectual property misappropriation, continued sales of such imitating products may adversely affect our market share and impact customer perceptions and demand for our products. For example, although we routinely conduct anti-counterfeiting activities in multiple jurisdictions, we have encountered counterfeit reproductions of our products that infringe on our intellectual property rights. We expect pirates to continue counterfeiting certain of our products using our trademarks, which has led to, and will likely continue to cause, loss of sales. It is difficult to police such counterfeiting, particularly on a worldwide basis, and the actions we take to stop such counterfeiting and to establish trademarks and other intellectual property rights may not be adequate to prevent such counterfeiting activities by others. Conversely, third parties may assert infringement or other misappropriation claims against us based on their patents, trademarks or other intellectual property rights. For example, OEM manufacturers continue to seek and obtain utility and design patents to support claims of intellectual property infringement against manufacturers and distributors of aftermarket products in efforts to restrict or eliminate the sale of aftermarket products.
In addition, our markets are competitive and our efforts to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. Any claim relating to intellectual property infringement, misappropriation or other violation that is successfully asserted against us may require us to pay substantial damages, including treble damages (if we are found to be willfully infringing another party’s patents) for past use of the asserted intellectual property, and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us, we could be restricted or prohibited from manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology. Even if infringement claims against us are without merit, we will likely incur significant expenses investigating and defending such claims and, even if we prevail, may divert management attention from other business concerns.
We are subject to risks from litigation, legal and regulatory proceedings and obligations, and our insurance may not provide coverage or may not fully cover future losses we may incur related to these proceedings and obligations or otherwise.
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We have been, and may in the future be, involved in tax, intellectual property, product liability, product warranty, environmental and antitrust claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, and we may incur judgments or enter into settlements of lawsuits and proceedings that are not covered or not sufficiently covered by insurance. Further, the insurance we carry may not be adequate to protect against unforeseen and damaging events, such as work stoppages and damage to facilities, equipment or reputation. We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters (including as a result of climate change), which could expose us to liability. These exposures could have a material adverse effect on our business, financial condition and results of operations.
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
Labor is a primary component of operating our business. As of December 28, 2024, we had approximately 14,100 full time employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot ensure that future issues with our labor unions or works councils, or with the labor unions of our customers and vendors will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of labor conflicts. Furthermore, increased unionization, new labor legislation or changes in regulations has disrupted and could further disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Additionally, we have experienced, and may continue to experience, labor shortages, turnover and increased labor costs due to general macroeconomic factors. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of December 28, 2024, the net pension obligation of our underfunded defined benefit pension plans globally was $58.5 million on a Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on our notes or our other indebtedness.
Risks Related to Tax Matters
Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and the Company and its subsidiaries are obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses, including those related to any restructuring of intercompany operations, holdings or financings; the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, value added tax (“VAT”) and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. We are regularly under audit by taxing authorities in certain of the jurisdictions in which we operate. Although we believe our tax estimates are reasonable, including our estimates of reserves for unrecognized tax benefits related to the implementation of our European corporate center in 2019, any changes in our judgments and interpretation of tax laws or any material differences as a result of the audits could result in unfavorable tax adjustments that have an adverse effect on our overall tax liability.
Changes in tax laws could result in additional tax liabilities.
Changes in tax laws can and do occur. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting (“BEPS”) project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken another project to address the tax challenges of the digitization of the economy. The broad objectives of this project are to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (“Pillar One”), and to implement a global minimum tax (“Pillar Two”). In December 2021, the OECD published its Pillar Two model rules and, in December 2022, the EU Commission adopted a Directive to implement Pillar Two in the EU and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules, which are to apply in respect of the fiscal years beginning from December 31, 2023. The U.K. has implemented certain elements of the Pillar Two proposal with effect in relation to accounting periods commencing on or after December 31, 2023, and the U.K. government announced in the Autumn Budget that (i) further elements of the OECD agreed Pillar Two model rules will be implemented in the U.K., with the effect in relation to accounting periods beginning on or after December 31, 2024 and (ii) further amendments would be made to the Pillar Two rules that have already been implemented. All sets of proposals are subject to exemptions and exclusions. Pillar One is generally intended to apply only to entities that are members of a consolidated group with an annual global turnover of at least €20 billion and profitability exceeding 10%, and Pillar Two is generally intended to apply only to entities that are members of a consolidated group with an annual revenue of at least €750 million. However, the details of the proposals are complex and are subject to significant uncertainty, and consultation in respect of certain aspects of the proposals is ongoing. While the impact on the Company will need to be determined by reference to the final rules, we currently do not expect any material impact as of December 28, 2024, and do not expect a material impact in future years.
On January 17, 2023, the European Parliament approved a proposal for an anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal,” also known as “ATAD III”). The final text will need to be approved by the Council of the European Union, although it is uncertain at this stage whether the Unshell Proposal will move forward to implementation. If it is implemented, the Unshell Proposal could, among other things, impose additional taxes on our entities (including by imposing additional limitations on the deductibility of interest payments) and/or impact our ability to pay dividends and interest intra-group in a tax efficient way resulting in additional tax costs and/or reporting, disclosure, and computation obligations (which could result in increased administrative and compliance costs) for our group entities.
Moreover, a number of further proposals from the European Commission have been issued or adopted that further enhance and move beyond the work on the BEPS project. First, a package of tax reforms was adopted by the European Commission on September 12, 2023, comprising the “Proposal for a Council Directive on Business in Europe: Framework for Income Taxation” (“BEFIT”) (which seeks to produce a comprehensive solution for business taxation in the EU) and the “Proposal for a Council Directive on transfer pricing” (which seeks to harmonize transfer pricing rules within the EU and ensure a common approach to transfer pricing). BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. Following adoption by the European Council, the proposals are intended to come into force on July 1, 2028 (for BEFIT) and January 1, 2026 (for the transfer pricing proposals). BEFIT has the potential to alter taxing rights with the EU, and may include substantive changes to applicable tax rules. Second, the European Council has agreed to implement changes to the procedures used across the European Union in respect of withholding taxes (known as “FASTER”). Specifically, the changes are aimed to simplify the procedures for a refund or to apply for relief at the source; however, the changes could have broader implications. These withholding tax proposals are expected to come into effect from January 1, 2030. The details and timing of the implementation of BEFIT (if adopted) and FASTER and the impact on our group entities which operate in the EU are uncertain.
These and other developments to the tax regime in the countries in which we operate could materially affect our tax burden and/or have a negative impact on our ability to compete in the global marketplace.
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
Risks Related to Our Indebtedness
Our indebtedness and subsidiary structure could adversely affect our financial condition, our ability to raise additional capital to fund our operations, to operate our business, to capitalize on business opportunities, to react to changes in the economy or our industry, or to pay our debts, and could divert our cash flow from operations to debt payments.
As of December 28, 2024, the total principal amount of our debt was $2,363.5 million. Our level of debt could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt;

•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a significant portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
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
Additionally, the credit agreements that govern our senior secured term loan facilities and the indenture that governs our notes impose significant operating and financial restrictions on our subsidiaries. These restrictions limit the ability of certain of our subsidiaries to, among other things: incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; or transfer or sell assets. As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot ensure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Further, our consolidated assets are owned by, and our business is conducted through, many of our subsidiaries. Earnings from these subsidiaries are a significant source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions, our ability to meet our debt service obligations or otherwise fund our operations may be impaired. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.
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
A significant portion of our debt is variable rate. Although the U.S. Federal Reserve recently decreased interest rates, interest rates remain relatively high and could be increased in the future. As a result, interest rates on our variable rate debt could be higher or lower than current levels. As of December 28, 2024, after taking into account our interest rate derivatives, $608.5 million (equivalent), or 25.7%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
In 2024, our shareholders adopted a resolution authorizing our Board to allot up to approximately 20% of our issued share capital as of April 22, 2024 and to grant rights to subscribe for or convert any security into such shares for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Additionally, we have reserved 19.0 million ordinary shares for issuance under our Omnibus Incentive Plan, including 7.3 million shares available for grant as of December 28, 2024. Any ordinary shares that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our ordinary shares.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity program is designed to ensure our technology environment is operating and maintained in accordance with best practices, utilizing the International Organization for Standardization framework as a key component of its approach to risk management. To identify, assess, and manage cybersecurity threat risks, the Company:
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
•maintains a mandatory internal educational program for employees, including phishing simulations, required courses at the time of hire, and microlearning courses throughout the year, to ensure continual awareness of new and emerging threats;
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
Our CISO has over 12 years of experience assisting organizations in responding to cybersecurity incidents, serving as a chief information security officer for the past six years. He holds a Certified Information Systems Security Professional (CISSP) certification and a master’s degree in information technology management, with an emphasis on cybersecurity. He has also completed several supplemental courses on cyber incident response, including SANS 504 - Hacker Tools, Techniques, and Incident Handling.
Our CIO has over 20 years of experience in cybersecurity. He founded and built Internet start-ups and Internet Service Providers, protecting them from threats, and responding to cybersecurity events. He has rebuilt and directed cybersecurity departments in global public companies for the last seven years. He is an advisory board member for various cybersecurity and technology companies and holds a B.S. in Computer Science and an MBA.
Item 2. Properties
We operate from over 100 locations in 31 countries across the Americas, Europe, Asia, Australia and Africa. Our corporate headquarters is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Luxembourg, Shanghai, and Singapore.
Included in our property, plant and equipment are land and buildings with a net carrying amount of $192.9 million as of December 28, 2024, compared to $212.4 million as of December 30, 2023, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, but predominantly in North America. As of December 28, 2024, Gates owned 29 of these facilities, including 23 manufacturing or service centers.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 3, 2025, there were three holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these record holders, including through banks, brokers, and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2024 compared to Fiscal 2023. For discussion and analysis of our financial condition and results of operations for Fiscal 2023 compared to Fiscal 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2023, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including automotive replacement, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
Business Trends
The diversification of our business limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in replacement channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During Fiscal 2024, sales into replacement channels accounted for approximately 68% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2024, sales into OEM channels accounted for approximately 32% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.
During Fiscal 2024, demands from industrial OEM channels softened while our enterprise initiatives and the favorable mix of replacement channel sales to OEM channel sales improved our profitability. We expect our business operations to capitalize on a potential industrial demand recovery during 2025 and our inventory position to support exceptional customer service and position us for growth. As the industrial markets stabilize, we expect that our ongoing execution of enterprise initiatives and incremental new business investments will enable us to improve profitability and drive higher organic growth over the long term.

Global conflicts, such as the conflict between Russia and Ukraine, and sanctions and counter-sanctions imposed in response, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict. Gates had a single distribution center in Russia that sold primarily to customers based in Russia. In early July 2022, we suspended our operations in Russia. During Fiscal 2024, we deconsolidated the Russian subsidiary upon loss of control and recognized a deconsolidation loss of $12.7 million.
Results for the year ended December 28, 2024 compared to the results for the year ended December 30, 2023
Summary Gates Performance

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Net sales	$3,408.2	$3,570.2
Cost of sales	2,049.7	2,211.3
Gross profit	1,358.5	1,358.9
Selling, general and administrative expenses	870.0	882.2
Transaction-related expenses	3.3	2.2
Asset impairments	—	0.1
Restructuring expenses	6.5	11.6
Other operating expenses	—	0.2
Operating income from continuing operations	478.7	462.6
Interest expense	155.8	163.2
Loss on deconsolidation of Russian subsidiary	12.7	—
Other (income) expense	(17.8)	14.1
Income from continuing operations before taxes	328.0	285.3
Income tax expense	107.5	28.3
Net income from continuing operations	$220.5	$257.0

Adjusted EBITDA(1)	$761.1	$747.0
(1)    See “—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during Fiscal 2024 were $3,408.2 million, compared to $3,570.2 million during the prior year, a decrease of 4.5%, or $162.0 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Year ended December 30, 2023	$2,191.2	$1,379.0	$3,570.2
Currency translation	(31.7)	(4.7)	(36.4)
Volume	(74.6)	(98.3)	(172.9)
Pricing	23.2	24.1	47.3
Year ended December 28, 2024	$2,108.1	$1,300.1	$3,408.2
Cost of sales
Cost of sales for Fiscal 2024 was $2,049.7 million, compared to $2,211.3 million for the prior year, a decrease of 7.3%, or $161.6 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Year ended December 30, 2023	$2,211.3
Currency translation	(26.4)
Volume	(85.2)
Manufacturing performance	(50.5)
Mix	(18.5)
Other	19.0
Year ended December 28, 2024	$2,049.7
Selling, general and administrative (“SG&A”) expenses
SG&A expenses for Fiscal 2024 were $870.0 million compared to $882.2 million for the prior year. This decrease of $12.2 million was primarily attributable to favorable movements in average currency exchange rates, gain from disposal of property, plant and equipment, higher corporate-owned life insurance related income, and lower provision for expected credit losses during the current year period. The decrease was partially offset by increased outbound freight costs, consulting fees, and other expenses.
Transaction-related expenses
Transaction-related expenses of $3.3 million were incurred during Fiscal 2024, related primarily to the debt agreement amendments and refinancings that occurred in June 2024 and December 2024, the four secondary offerings completed in 2024, and certain other corporate transactions. Transaction-related expenses of $2.2 million were incurred during the prior year, related primarily to the three secondary offerings completed in 2023, fees for amending the 2022 Dollar Term Loans (as defined below) in October 2023, and certain other corporate transactions.
Restructuring expenses
Restructuring and other restructuring related initiatives during Fiscal 2024 included $4.1 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Additionally, we incurred $1.6 million in severance and other costs related to the consolidation of production activities across certain North American plants. Other costs related to restructuring and restructuring related initiatives incurred during Fiscal 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
Restructuring and other restructuring related initiatives during Fiscal 2023 related primarily to relocating certain production activities in China and Mexico, which included severance and other costs of $4.5 million and $3.0 million, respectively. Additionally, we incurred $0.7 million in severance and other costs related to optimizing production in Europe and $0.9 million of non-severance labor and benefit costs related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs during the period included $3.4 million for legal and consulting expenses, as well as activities associated with prior period facility closures or relocations in several countries.
Interest expense

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Debt:
—Dollar Term Loans	$88.8	$113.7
—Dollar Senior Notes	34.7	35.5
—Revolving credit facility	0.4	1.8
	123.9	151.0
Amortization of deferred issuance costs	23.1	9.1
Other interest expense	8.8	3.1
	$155.8	$163.2
Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this report.

Interest on debt for Fiscal 2024 decreased by $27.1 million when compared to the prior year, primarily due to lower interest rates applicable on the floating rate Dollar Term Loans and the favorable impact of derivatives. In addition, we incurred no interest under the asset-backed revolver during 2024, which was terminated in June 2024.
Amortization of deferred issuance costs during Fiscal 2024 increased by $14.0 million, primarily due to the accelerated amortization of $14.8 million of deferred issuance costs related to the debt refinancing that occurred in June 2024 and the accelerated amortization of $1.0 million due to the $100.0 million repayment against our 2021 Dollar Term Loans (as defined below) in February 2024.
Other (income) expenses

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Interest income on bank deposits	$(13.7)	$(17.5)
Foreign currency (gain) loss on net debt and hedging instruments	(13.7)	4.2
Net adjustments related to post-retirement benefits	(2.6)	(3.0)
Foreign currency loss on hyperinflation remeasurement	6.7	22.6
Other	5.5	7.8
	$(17.8)	$14.1
Other (income) expenses for Fiscal 2024 was an income of $17.8 million, compared to a loss of $14.1 million in the prior year. The economies of Türkiye and Argentina are both designated as highly inflationary economies under U.S. GAAP. The functional currencies for a portion of our Türkiye and Argentina operations were each previously changed from their local currency to the U.S. Dollar as a result of applying highly inflationary accounting treatment. During Fiscal 2024, the foreign currency remeasurement loss related to translation adjustments for the associated entities decreased by $15.9 million compared to the prior year period. Additionally, the increase of other income was also driven by a foreign currency gain on net debt and hedging instruments of $13.7 million during the year, compared to a loss of $4.2 million during Fiscal 2023.
Income tax expense
For Fiscal 2024, we had an income tax expense of $107.5 million on pre-tax income of $328.0 million, which resulted in an effective tax rate of 32.8% compared to an income tax expense of $28.3 million on pre-tax income of $285.3 million, which resulted in an effective tax rate of 9.9% for Fiscal 2023.
The effective tax rate for Fiscal 2024 was primarily driven by $91.5 million net tax expense related to $68.0 million of change in deferred tax assets for Luxembourg net operating losses related to a reduction in the Luxembourg corporate income tax rate enacted in 2024, $10.7 million of tax on international operations, $9.6 million of currency exchange rate movements primarily related to Luxembourg currency revaluation on indefinite-lived net operating losses, and $3.2 million of net other expense; offset by $66.0 million of net tax benefits related to $45.5 million of change in valuation allowance primarily related to a reduction in the Luxembourg corporate income tax rate enacted in 2024, $10.2 million of company-owned life insurance deductions, and $10.3 million of unrecognized tax benefits primarily due to audit settlement.
The effective tax rate for Fiscal 2023 was primarily driven by $38.7 million net tax benefits related to $13.3 million of manufacturing incentives, $12.3 million in unrecognized tax benefits primarily due to audit settlement, $9.9 million of company-owned life insurance deductions, $8.8 million of change in valuation allowance, and $4.4 million of state tax provision (net federal benefit); offset by $10.1 million net tax expense related to $7.4 million of tax on international operations, $1.7 million of currency exchange rate movements and $1.0 million of net other expense.

Numerous foreign jurisdictions, including the U.K., have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. In response to the implementation of Pillar Two in 2024, we took steps in 2023 to mitigate cash tax impacts of Pillar Two that had the effect of increasing our estimated annual effective tax rate by three to five percentage points starting from 2024. While the impact on the Company will need to be determined by reference to the final rules, we currently do not expect any material impact as of December 28, 2024, and do not expect a material impact in future years.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2024 that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. In Fiscal 2023 we determined that it was more likely than not that deferred income tax assets in the U.S. related to net operating losses totaling $2.1 million are realizable as a result of changes in estimates of taxable profits against which these losses can be utilized.
Analysis by Operating Segment
Power Transmission (61.9% of Gates’ net sales for the year ended December 28, 2024)

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	Period over period change
Net sales	$2,108.1	$2,191.2	(3.8%)
Adjusted EBITDA	$468.7	$460.6	1.8%
Adjusted EBITDA margin	22.2%	21.0%
Net sales in Power Transmission for Fiscal 2024 decreased by 3.8%, or $83.1 million, driven by lower volumes of $74.6 million and adverse movements in average currency exchange rates of $31.7 million. The decrease was offset by a $23.2 million benefit from pricing. As such, core sales decreased by 2.3%, or $51.4 million, compared to the prior year.

Power Transmission’s overall core sales to our industrial channel customers had a core sales decline of 5.6% during Fiscal 2024, compared to the prior year periods. Personal mobility, industrial off-highway, and diversified industrial end markets experienced declines of 22.4%, 6.9%, and 2.0%, respectively, compared to the prior year period, primarily in North America and EMEA. Automotive channel sales were relatively consistent compared to the prior year periods, declining by 0.4% during Fiscal 2024. The decline in the automotive channel during Fiscal 2024 was focused in EMEA and Greater China, which experienced core sales declines of 2.0% and 11.6%, respectively, compared to the prior year period. This was partially offset by core sales growth in the automotive channel in North America, South America and East Asia.
Power Transmission Adjusted EBITDA for Fiscal 2024 increased by 1.8% or $8.1 million compared to the prior year, driven primarily by enterprise initiatives that favorably impacted manufacturing performance and pricing, partially offset by lower volumes. As a result, the Adjusted EBITDA margin for Fiscal 2024 was 22.2%, a 120 basis point increase from the prior year.
Fluid Power (38.1% of Gates’ net sales for the year ended December 28, 2024)

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	Period over period change
Net sales	$1,300.1	$1,379.0	(5.7%)
Adjusted EBITDA	$292.4	$286.4	2.1%
Adjusted EBITDA margin	22.5%	20.8%
Net sales in Fluid Power for Fiscal 2024 decreased by 5.7%, or $78.9 million, driven by lower volumes of $98.3 million and adverse movements in average currency exchange rates of $4.7 million. The decrease was offset by a $24.1 million benefit from pricing. As such, core sales decreased by 5.4%, or $74.2 million, compared to the prior year.
Fluid Power’s core sales decline in Fiscal 2024 was driven by decreased sales to industrial customers of 9.3%, compared to the prior year period. The decline of industrial sales were primarily in North America and EMEA, which had declines of 10.7% and 12.5%, respectively, compared to the prior year period. Construction and agriculture end markets drove most of the decline, with core sales that decreased by 9.1% and 18.4%, respectively, during Fiscal 2024 as compared to the prior year period. The decline in industrial sales was partially offset by core sales growth in the automotive channel of 7.9% compared to the prior year period. Growth of automotive channel sales was primarily contributed by North America and EMEA.
Fluid Power Adjusted EBITDA for Fiscal 2024 increased by 2.1%, or $6.0 million, compared to the prior year period, driven primarily by enterprise initiatives that favorably impacted manufacturing performance and pricing, and favorable mix of replacement channel sales to OEM channel sales. This was partially offset by lower volumes. As a result, the Adjusted EBITDA margin was 22.5%, a 170 basis point improvement from the prior year.
Liquidity and Capital Resources
Treasury Responsibilities and Philosophy
Our primary liquidity and capital resource needs are for working capital, debt service requirements, capital expenditures, share repurchases, facility expansions and acquisitions. We expect to finance our future cash requirements with cash on hand, cash flows from operations and, where necessary, borrowings under our secured revolving credit facility. We have historically relied on our cash flow from operations and various debt and equity financings for liquidity.
From time to time, we enter into currency derivative contracts to manage currency transaction exposures. Similarly, from time to time, we may enter into interest rate derivatives to maintain the desired mix of floating and fixed rate debt.

As market conditions warrant, we may from time to time seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases of ordinary shares or other securities or loans may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of debt securities or loans may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases of debt made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
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
Cash Flow
Year Ended December 28, 2024 compared to the year ended December 30, 2023
Cash provided by operating activities was $379.6 million during Fiscal 2024 compared to cash provided by operating activities of $481.0 million during the prior year period, driven primarily by a decrease of $135.5 million in trade working capital movement, combined with an increase of $11.8 million in taxes paid. These increases in operating cash outflows were partially offset by a decrease of $22.5 million cash paid for interest in the current year period and improved operating performance in Fiscal 2024.
Net cash used in investing activities during Fiscal 2024 was $104.4 million, compared to $81.8 million in the prior year period. The increase of cash used in investing activities was primarily driven by increased capital expenditures of $35.3 million, a $12.5 million cash derecognition from the deconsolidation of our Russian subsidiary, and higher investment purchases in Fiscal 2024 compared to the prior year period, partially offset by a $20.7 million increase in net cash received under company-owned life insurance policies.
Net cash used in financing activities was $286.7 million during Fiscal 2024, compared to $258.3 million in the prior year period. Fiscal 2024 outflows were primarily related to the $176.1 million paid to acquire shares under a share repurchase program through an intermediary from Blackstone as further described in Note 19 to the consolidated financial statements included elsewhere in this report, as compared to $251.7 million paid to acquire shares under a share repurchase program in Fiscal 2023. The financing cash outflows in Fiscal 2024 also included $88.8 million higher debt repayments net of borrowings, and increased debt issuance costs paid of $20.3 million, compared to prior year periods.

Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar-denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 28, 2024	As of December 30, 2023	As of December 28, 2024	As of December 30, 2023
Debt:
—Secured
—2024 Dollar Term Loans due June 4, 2031	$1,290.0	$—	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	548.0	547.8	563.5	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,322.5	—	1,336.1
—Unsecured
—6.875% Dollar Senior Notes due July 1, 2029	512.6	—	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	581.2	—	568.0
	$2,350.6	$2,451.5	$2,363.5	$2,471.9
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. The Dollar Term Loans that were issued on February 24, 2021 and extinguished on June 4, 2024 are referred to as the “2021 Dollar Term Loans”. The new tranche of dollar term loans that were issued on June 4, 2024 and repriced on December 10, 2024 are referred to as the “2024 Dollar Term Loans”, and the Dollar Term Loans that were issued on November 16, 2022 and repriced on June 4, 2024 and December 10, 2024 are referred to as the “2022 Dollar Term Loans.” Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this annual report.
Debt issuances and redemptions
In August 2024, we drew $40.0 million under our revolving credit facility to partially fund the purchase of our ordinary shares under our 2024 share repurchase program, as discussed further in Note 19 to the consolidated financial statements included elsewhere in this annual report. In September and October 2024, we made payments on this amount and had no balance as of December 28, 2024.
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loans and our secured revolving credit facility. As part of this amendment, we upsized the revolving credit commitments and issued the “2024 Dollar Term Loans”. The proceeds of the 2024 Dollar Term Loans were used to extinguish the entire outstanding principal balance of the 2021 Dollar Term Loans plus $1.1 million of accrued interest and to redeem a portion of the Dollar Senior Notes due 2026. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within nine months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
On June 4, 2024, we also issued new Dollar Senior Notes due 2029 of $500.0 million, and fully redeemed our existing Dollar Senior Notes due 2026 of $568.0 million aggregate principal amount, which included the payment of $13.7 million of accrued interest thereon. We issued the new Dollar Senior Notes with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the new Dollar Senior Notes using the effective interest method. The redemption of our Dollar Senior Notes due 2026 resulted in the accelerated recognition of $2.6 million of deferred issuance costs (recognized in interest expense).
In February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
In May 2023, we drew $100.0 million under our asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 to the consolidated financial statements included elsewhere in this annual report. During Fiscal 2023, we paid down the borrowings on the asset-backed revolver and had no outstanding borrowings as of December 30, 2023. This facility was terminated on June 4, 2024.

Dollar Term Loan credit agreement amendments
On December 10, 2024, we amended our credit agreement to lower the margin with respect to the 2022 Dollar Term Loans and 2024 Dollar Term Loans by 50 basis points compared to the previous term. The 2022 Dollar Term Loans and 2024 Dollar Term Loans bear interest, at our option at, either Term SOFR (subject to a floor of 0.50%), plus a margin of 1.75% per annum, or the base rate (subject to a floor of 1.50%) plus 0.75% per annum.
On June 4, 2024, we amended the 2022 Dollar Term Loans’ interest rate to be, at our option, either Term SOFR (subject to a floor of 0.50%), plus a margin of 2.25% per annum or the base rate (subject to a 1.50% per annum floor), plus 1.25% per annum.
On June 4, 2024, as part of an amendment to our credit agreement, we increased borrowing capacity under our revolving credit facility from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. We incurred associated third party costs of approximately $2.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the revolving credit facility. Concurrently with this amendment, we terminated the $250.0 million asset-backed revolving credit facility governed by the second amended and restated credit agreement dated as of July 3, 2014 (as amended and restated).
On October 10, 2023, we amended the 2022 Dollar Term Loans’ interest rate to be, at our option, either Term SOFR, subject to a floor of 0.50%, plus a margin of 3.00% per annum, or the base rate, subject to a 1.50% per annum floor, plus 2.00% per annum.
On March 1, 2023, we amended the 2021 Dollar Term Loans, revolving credit facility and asset-backed revolver, which bore interest at LIBOR plus an applicable margin. The amendments modified the reference rates for borrowings in dollar from LIBOR to Term SOFR or Adjusted Term SOFR, as applicable.
Non-guarantor subsidiaries
The majority of the Company’s U.S. subsidiaries are guarantors of the senior secured credit facilities.
For the twelve months ended December 28, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 73% of our net sales and 65% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 28, 2024, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 66% of our total assets and approximately 25% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 15 to the consolidated financial statements included elsewhere in this annual report. As part of an amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of December 28, 2024, there were letters of credit outstanding against the facility amounting to $28.2 million and no drawings on the revolving credit facility. As of December 28, 2024, our total committed borrowing headroom was $471.8 million, in addition to cash balances of $682.0 million.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 28, 2024 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $82.2 million because the timing of cash settlement, if any, is unknown at this time.

Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2025	2026 and 2027	2028 and 2029	2030 and beyond
Debt:
—Principal	$2,363.5	$23.4	$37.6	$1,070.9	$1,231.6
—Interest payments(1)	700.0	154.2	246.9	229.0	69.9
Finance leases	2.4	1.0	1.1	0.3	—
Operating leases	203.3	31.6	53.0	41.2	77.5
Post-retirement benefits(2)	11.8	11.8	—	—	—
Purchase obligations(3)	76.8	50.3	21.2	5.3	—
Total	$3,357.8	$272.3	$359.8	$1,346.7	$1,379.0
(1)    Future interest payments include payments on fixed and floating rate debt. Floating rate interest payments are estimated based on forward market interest rates and terms prevailing as of December 28, 2024.
(2)    Post-retirement benefit obligations represent our expected cash contributions to defined benefit pension and other post-retirement benefit plans in Fiscal 2025. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
(3)    A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Non-GAAP Financial Measures
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
The following table reconciles net income from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$219.9	$256.4	$242.5
Loss on disposal of discontinued operations	0.6	0.6	0.4
Net income from continuing operations	220.5	257.0	242.9
Income tax expense	107.5	28.3	14.9
Net interest and other expenses	138.0	177.3	126.2
Depreciation and amortization	216.9	217.5	217.2
EBITDA	682.9	680.1	601.2
Loss on deconsolidation of Russian subsidiary (1)	12.7	—	—
Transaction-related expenses (2)	3.3	2.2	2.1
Asset impairments	—	0.1	1.1
Restructuring expenses	6.5	11.6	9.5
Share-based compensation expense	28.8	27.4	44.3
Inventory impairments and adjustments (3) (included in cost of sales)	22.3	7.4	20.9
Restructuring related expenses (included in cost of sales)	1.8	0.4	0.8
Restructuring related expenses (included in SG&A)	2.9	1.0	0.5
Credit (gain) loss related to customer bankruptcy (included in SG&A) (4)	(0.1)	11.4	—
Cybersecurity incident expenses (5)	—	5.2	—
Other items not directly related to current operations	—	0.2	0.2
Adjusted EBITDA	$761.1	$747.0	$680.6

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
Core sales and core sales growth reconciliations
Core sales is a non-GAAP measure that represents net sales for the period excluding the impacts of movements in average currency exchange rates and the first-year impacts of acquisitions and disposals, when applicable. Core sales growth is the change in core sales expressed as a percentage of prior period net sales. We present core sales growth because it allows for a meaningful comparison of year-over-year performance without the volatility caused by foreign currency gains or losses or the incomparability that would be caused by impacts of acquisitions or disposals. Management believes that this measure is therefore useful for securities analysts, investors and other interested parties to assist in their assessment of the operating performance of our businesses. The closest GAAP measure is net sales.

	For the year ended December 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 28, 2024	$2,108.1	$1,300.1	$3,408.2
Impact on net sales of movements in currency rates	31.7	4.7	36.4
Core sales for the year ended December 28, 2024	2,139.8	1,304.8	3,444.6

Net sales for the year ended December 30, 2023	2,191.2	1,379.0	3,570.2
Decrease in net sales	$(83.1)	$(78.9)	$(162.0)
Decrease in net sales on a core basis (core sales)	$(51.4)	$(74.2)	$(125.6)

Net sales decline	(3.8)%	(5.7)%	(4.5)%
Core sales decline	(2.3)%	(5.4)%	(3.5)%

	For the year ended December 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 30, 2023	$2,191.2	$1,379.0	$3,570.2
Impact on net sales of movements in currency rates	18.9	(10.0)	8.9
Core sales for the year ended December 30, 2023	2,210.1	1,369.0	3,579.1

Net sales for the year ended December 31, 2022	2,173.7	1,380.5	3,554.2
Decrease in net sales	$17.5	$(1.5)	$16.0
Increase (decrease) in net sales on a core basis (core sales)	$36.4	$(11.5)	$24.9

Net sales growth (decline)	0.8%	(0.1)%	0.5%
Core sales growth (decline)	1.7%	(0.8)%	0.7%

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $8.5 million as of December 28, 2024. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 15 to the consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of this annual report. During the periods covered by the consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loans or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loans, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) additional net intercompany loan payable due to Gates Industrial Holdco Limited and its subsidiaries from the Company, which was $258.4 million and $333.6 million as of December 28, 2024 and December 30, 2023, respectively, (ii) additional intercompany payables due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief of $6.6 million and $26.6 million as of December 28, 2024 and December 30, 2023, respectively, and (iii) additional cash and cash equivalents held by the Company, which was $10.6 million and $3.5 million as of December 28, 2024 and December 30, 2023, respectively.
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
Net Sales
We derive our net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and OEM channels, throughout the world.
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
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2024 were 11.3% and 10.7% for the Power Transmission and Fluid Power reporting units, respectively.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2024.
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
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2024 impairment test was 12.0%. As a result of the impairment testing, no impairment was recognized during Fiscal 2024.
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

We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2024, we determined that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized. During Fiscal 2023, we determined that it was more likely than not that certain deferred income tax assets in the U.S. totaling $2.1 million were realizable.
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

The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Cash and cash equivalents by currency:
—U.S. dollar	$280.0	$343.9
—Chinese Yuan Renminbi	136.3	105.2
—Indian Rupee	25.3	27.7
—Euro	47.9	41.8
—Japanese Yen	46.9	37.3
—Other	145.6	164.7
	$682.0	$720.6
Principal amount of debt by currency:
—U.S. dollar	$1,041.9	$1,385.9
—Euro	1,077.2	835.4
—Chinese Yuan Renminbi	244.4	250.6
	$2,363.5	$2,471.9
As described in Note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2024 we executed a USD-EUR fixed-to-fixed cross currency swap with a notional principal amount of €277.4 million with a contract term, from August 2, 2024 to August 2, 2029. During Fiscal 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. As of December 28, 2024, the aggregated notional principal amount of the cross currency swaps was €1,033.5 million and ¥1,784.0 million compared to €756.1 million and ¥1,784.0 million as of December 30, 2023.
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

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 28, 2024
Maturity date:
—June 2025	$870.0	—%	2.5%	4.6%	—%	1 month Term SOFR
—November 2027	$385.0	—%	7.6%	8.1%	—%	1 month Term SOFR
As of December 30, 2023
Maturity date:
—June 2025	$870.0	—%	2.5%	5.4%	—%	1 month Term SOFR
—November 2027	$385.0	—%	7.6%	8.9%	—%	1 month Term SOFR

The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 28, 2024				As of December 30, 2023
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents	244.7	—	437.3	682.0	364.4	—	356.2	720.6
Restricted cash	—	—	2.8	2.8	—	—	3.4	3.4
	244.7	—	440.1	684.8	364.4	—	359.6	724.0
Financial liabilities:
Debt	(608.5)	(1,755.0)	—	(2,363.5)	(648.9)	(1,823.0)	—	(2,471.9)
Obligations under finance leases	—	(2.2)	—	(2.2)	—	(1.7)	—	(1.7)
	(608.5)	(1,757.2)	—	(2,365.7)	(648.9)	(1,824.7)	—	(2,473.6)
	$(363.8)	$(1,757.2)	$440.1	$(1,680.9)	$(284.5)	$(1,824.7)	$359.6	$(1,749.6)
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
We have established long-term credit ratings of Ba3 Stable with Moody’s and BB- Stable with Standard & Poor’s. Credit ratings are subject to regular review by the credit rating agencies and may change in response to economic and commercial developments.
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
Two customers of our North America businesses accounted for 13.7% and 6.1%, respectively, of our total trade accounts receivable balance as of December 28, 2024, compared to 12.5% and 9.6%, respectively, as of December 30, 2023. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2024, the Company’s disclosure controls and procedures were effective.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 28, 2024, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 28, 2024. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 28, 2024.
Deloitte & Touche LLP (PCAOB ID No. 34), the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of December 28, 2024, as stated in its report which is included herein.
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
Trading Arrangements
During the three months ended December 28, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders (our “2025 Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2024, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2025 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2024, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2025 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2024, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2025 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2024, under the headings “Corporate Governance” and “Related-Person Transactions Policy and Procedures.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2025 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 28, 2024, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc*
4.2	Indenture, dated as of June 4, 2024, by and among Gates Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, which includes the Form of 6.875% Senior Notes due 2029	8-K	4.1	6/4/2024
10.1	Agreement for the Provision of Depositary Services and Custody Services in respect of Gates Industrial Corporation plc Depositary Receipts	8-K	10.5	1/29/2018
10.2	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.3	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017
10.4	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017
10.5	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018

10.6	Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	3/1/2021
10.7	Amendment No. 5, dated as of November 18, 2021, to the Credit Agreement, dated as of July 3, 2014 among the U.S. Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	11/22/2021
10.8	Amendment No. 6, dated as of November 16, 2022, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	10.1	11/21/2022
10.9	Amendment No. 7, dated as of March 1, 2023, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	10.1	5/4/2023
10.10	Amendment No. 8, dated as of October 10, 2023, to the Credit Agreement dated as of July 3, 2014 among Omaha Holdings LLC, Gates Global LLC, Gates Corporation, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	11/3/2023
10.11	Amendment No. 9, dated June 4, 2024, to Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Industrial Holdco Limited, Omaha Acquisition Inc., Gates Global LLC, Gates Corporation, each of the guarantors party thereto, UBS AG Cayman Islands Branch, as administrative agent, UBS AG, Stamford Branch, as collateral agent and L/C issuer, lenders party thereto and JPMorgan Chase Bank, N.A., as fronting lender	8-K	4.3	6/4/2024
10.12
Amendment No. 10, dated December 10, 2024, to Credit Agreement, dated as of July 3, 2014, among Gates Industrial Holdco Limited, Gates Corporation, each of the guarantors party thereto, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto and Bank of America, N.A., as the new lender*

10.13
Amendment No. 11, dated January 21, 2025, to Credit Agreement, dated as of July 3, 2014, among Gates Industrial Holdco Limited, Gates Corporation, each of the guarantors party thereto, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto*

10.14	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.15	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.16	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.17	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grants to Ivo Jurek)†	10-K	10.16	2/14/2019
10.19	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (Pre-2017 grant to Tom Pitstick)†	10-K	10.17	2/14/2019
10.20	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.21	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Tom Pitstick)†	10-K	10.19	2/14/2019
10.22	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.23	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018

10.24	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (4 yr.)†	10-Q	10.2	5/3/2018
10.25	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director) (1 yr.)†	10-Q	10.3	11/2/2018
10.26	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.4	5/8/2019
10.27	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee) (3 yr.)†	10-Q	10.2	5/8/2019
10.28	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director) (1 yr)†	10-Q	10.3	5/8/2019
10.29	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019
10.30	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.34	2/21/2020
10.31	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.35	2/21/2020
10.32	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.†	10-K	10.36	2/21/2020
10.33	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024.†	10-Q	10.1	5/1/2024
10.34	Form of Global Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2024.†	10-Q	10.2	5/1/2024
10.35	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2024.†	10-Q	10.3	5/1/2024
10.36	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024.†	10-Q	10.4	5/1/2024
10.37	Form of Global Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2024.†	10-Q	10.5	5/1/2024
10.38	Form of Global Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2024.†	10-Q	10.6	5/1/2024
10.39	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.40	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.41	Form of Executive Severance Plan†*
10.42	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
19.1	Gates Industrial Corporation plc Securities Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Incentive Clawback Policy (including form of Agreement)†	10-K	97.1	2/8/2024
99.1	Section 13(r) Disclosure*

101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 28, 2024, December 30, 2023 and December 31, 2022 (ii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 (iii) Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 (v) Consolidated Statements of Shareholders' Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, and (vi) Notes to the Consolidated Financial Statements.*

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
(Principal Accounting Officer)
Date: February 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2025.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ L. Brooks Mallard	Chief Financial Officer
L. Brooks Mallard	(Principal Financial Officer)

/s/ John S. Patouhas	Chief Accounting Officer
John S. Patouhas	(Principal Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Fredrik J. Eliasson	Director
Fredrik J. Eliasson

/s/ James W. Ireland, III	Director
James W. Ireland, III

/s/ Stephanie K. Mains	Director
Stephanie K. Mains

/s/ Wilson S. Neely	Director
Wilson S. Neely

/s/ Alicia Tillman	Director
Alicia Tillman

/s/ Peifang Zhang	Director
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets— Refer to Notes 2, 10, 11, and 14 to the financial statements
Critical Audit Matter Description
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
The goodwill balance was $1,908.9 million as of December 28, 2024, of which $651.4 million and $1,257.5 million were allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brands and trade names intangible asset balance was $469.4 million as of December 28, 2024. The fair value of the brands and trade names intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of sales growth rates and the discount rates used by management to estimate the fair value of the reporting unit to which the goodwill has been allocated and the brands and trade names intangible assets included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brands and trade names intangible assets impairment evaluations, including those over the determination of the fair value of the reporting unit to which the goodwill has been allocated and the brands and trade names intangible assets, and controls related to management’s review of the assumptions described above.
•We evaluated management’s ability to accurately forecast sales by comparing actual results to management’s historical forecasts to determine if the difference between historical forecast and actual results would have a material impact on the goodwill and brands and trade names intangible assets impairment analyses.
•We evaluated the reasonableness of management’s sales forecasts by comparing to:
◦Macroeconomic data on projected growth
◦Internal communications to management and the Board of Directors
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s sales forecasts by comparing to historical and projected financial information of peer companies and other industry participants from external market sources.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management

/s/ Deloitte & Touche LLP

Denver, Colorado
February 6, 2025
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$3,408.2	$3,570.2	$3,554.2
Cost of sales	2,049.7	2,211.3	2,303.6
Gross profit	1,358.5	1,358.9	1,250.6
Selling, general and administrative expenses	870.0	882.2	853.7
Transaction-related expenses	3.3	2.2	2.1
Asset impairments	—	0.1	1.1
Restructuring expenses	6.5	11.6	9.5
Other operating expenses	—	0.2	0.2
Operating income from continuing operations	478.7	462.6	384.0
Interest expense	155.8	163.2	139.4
Loss on deconsolidation of Russian Subsidiary	12.7	—	—
Other (income) expenses	(17.8)	14.1	(13.2)
Income from continuing operations before taxes	328.0	285.3	257.8
Income tax expense	107.5	28.3	14.9
Net income from continuing operations	220.5	257.0	242.9
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.6	0.6	0.4
Net income	219.9	256.4	242.5
Less: non-controlling interests	25.0	23.5	21.7
Net income attributable to shareholders	$194.9	$232.9	$220.8

Earnings per share
Basic
Earnings per share from continuing operations	$0.75	$0.86	$0.78
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.75	$0.86	$0.78

Diluted
Earnings per share from continuing operations	$0.74	$0.84	$0.77
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.74	$0.84	$0.77
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$219.9	$256.4	$242.5
Other comprehensive (loss) income
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax benefit (expense), respectively, of $5.4, $(4.3) and $(2.5)	(293.5)	128.5	(159.5)
—Gain (loss) on net investment hedges, net of tax benefit, respectively, of $0, $5.4 and $8.6	49.8	(27.8)	2.9
Total foreign currency translation movements	(243.7)	100.7	(156.6)
Cash flow hedges (interest rate derivatives):
—Gain arising in the period, net of tax expense, respectively, of $(3.2), $(1.8) and $(15.4)	9.7	5.6	46.3
—Reclassification to net income, net of tax benefit (expense), respectively, of $8.7, $6.0 and $(3.5)	(26.0)	(18.1)	10.4
Total cash flow hedges movements	(16.3)	(12.5)	56.7
Post-retirement benefits:
—Current year actuarial movements, net of tax benefit, respectively, of $1.4, $3.6 and $11.0	(5.2)	(10.3)	(33.4)
—Reclassification of prior year actuarial movements to net income, net of tax (expense) benefit, respectively, of $(0.2), $1.1 and $0.5	(2.6)	(2.4)	(0.5)
Total post-retirement benefits movements	(7.8)	(12.7)	(33.9)
Other comprehensive (loss) income	(267.8)	75.5	(133.8)
Comprehensive (loss) income for the period	$(47.9)	$331.9	$108.7

Comprehensive (loss) income attributable to shareholders:
—(Loss) income arising from continuing operations	$(53.2)	$322.8	$128.6
—Loss arising from discontinued operations	(0.6)	(0.6)	(0.4)
	(53.8)	322.2	128.2
Comprehensive income (loss) attributable to non-controlling interests	5.9	9.7	(19.5)
Comprehensive (loss) income for the period	$(47.9)	$331.9	$108.7
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 28, 2024	As of December 30, 2023
Assets
Current assets
Cash and cash equivalents	$682.0	$720.6
Trade accounts receivable, net	722.7	768.2
Inventories	676.0	647.2
Taxes receivable	28.6	30.4
Prepaid expenses and other assets	196.7	234.9
Total current assets	2,306.0	2,401.3
Non-current assets
Property, plant and equipment, net	579.5	630.0
Goodwill	1,908.9	2,038.7
Pension surplus	5.7	8.6
Intangible assets, net	1,248.6	1,386.1
Right-of-use assets	139.4	120.1
Taxes receivable	20.7	18.5
Deferred income taxes	553.5	622.4
Other non-current assets	24.0	28.8
Total assets	$6,786.3	$7,254.5
Liabilities and equity
Current liabilities
Debt, current portion	$39.1	$36.5
Trade accounts payable	408.2	457.7
Taxes payable	22.9	36.6
Accrued expenses and other current liabilities	251.3	248.5
Total current liabilities	721.5	779.3
Non-current liabilities
Debt, less current portion	2,311.5	2,415.0
Post-retirement benefit obligations	78.0	83.8
Lease liabilities	127.3	110.6
Taxes payable	82.2	79.4
Deferred income taxes	56.8	119.4
Other non-current liabilities	68.7	123.1
Total liabilities	3,446.0	3,710.6
Commitments and contingencies (Note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 255,203,987 (December 30, 2023: authorized shares: 3,000,000,000; outstanding shares: 264,259,788)	2.6	2.6
—Additional paid-in capital	2,618.6	2,583.8
—Accumulated other comprehensive loss	(1,077.2)	(828.5)
—Retained earnings	1,479.6	1,462.3
Total shareholders’ equity	3,023.6	3,220.2
Non-controlling interests	316.7	323.7
Total equity	3,340.3	3,543.9
Total liabilities and equity	$6,786.3	$7,254.5
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities
Net income	$219.9	$256.4	$242.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216.9	217.5	217.2
Foreign exchange and other non-cash financing (income) expense	(44.2)	(24.8)	5.8
Share-based compensation expense	28.8	27.4	44.3
Decrease in post-employment benefit obligations, net	(9.0)	(9.9)	(16.0)
Deferred income taxes	(12.1)	(65.7)	(79.7)
Asset impairments	—	0.1	2.6
Loss on deconsolidation of Russian subsidiary	12.7	—	—
Gain on disposal of property, plant and equipment	(7.3)	—	—
Other operating activities	(0.1)	5.3	6.6
Changes in operating assets and liabilities:
—Accounts receivable	8.4	45.6	(129.3)
—Inventories	(64.0)	24.5	2.9
—Accounts payable	(27.6)	(17.8)	(15.9)
—Prepaid expenses and other assets	37.3	22.3	50.3
—Taxes payable	(0.9)	(14.5)	(24.4)
—Other liabilities	20.8	14.6	(41.1)
Net cash provided by operating activities	379.6	481.0	265.8
Cash flows from investing activities
Purchases of property, plant and equipment	(83.1)	(61.2)	(77.6)
Purchases of intangible assets	(23.6)	(10.2)	(9.4)
Purchases of investments	(11.3)	—	—
Proceeds from sale of investments	5.0	—	—
Cash paid under company-owned life insurance policies	(5.4)	(18.2)	(11.6)
Cash received under company-owned life insurance policies	14.5	6.6	6.0
Proceeds from the sale of property, plant and equipment	12.0	1.2	—
Cash deconsolidated from previously controlled subsidiary	(12.5)	—
Other investing activities	—	—	1.9
Net cash used in investing activities	(104.4)	(81.8)	(90.7)
Cash flows from financing activities
Issuance of shares	14.9	18.7	15.9
Repurchase of shares	(176.1)	(251.7)	(175.9)
Proceeds from long-term debt	1,840.0	100.0	645.0
Payments of long-term debt	(1,948.4)	(119.6)	(676.9)
Debt issuance costs paid	(21.6)	(1.3)	(23.3)
Dividends paid to non-controlling interests	(13.0)	(18.2)	(28.7)
Other financing activities	17.5	13.8	(9.2)
Net cash used in financing activities	(286.7)	(258.3)	(253.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(27.7)	1.7	(1.5)
Net (decrease) increase in cash and cash equivalents and restricted cash	(39.2)	142.6	(79.5)
Cash and cash equivalents and restricted cash at the beginning of the period	724.0	581.4	660.9
Cash and cash equivalents and restricted cash at the end of the period	$684.8	$724.0	$581.4

Supplemental schedule of cash flow information
Interest paid	$132.6	$155.1	$118.7
Income taxes paid	$122.3	$110.5	$117.8
Accrued capital expenditures	$1.2	$0.6	$1.9
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non-controlling interests	Total equity
As of January 1, 2022	$2.9	$2,484.1	$(825.2)	$1,437.9	$3,099.7	$381.7	$3,481.4
Net income	—	—	—	220.8	220.8	21.7	242.5
Other comprehensive (loss), net	—	—	(92.6)	—	(92.6)	(41.2)	(133.8)
Total comprehensive (loss) income	—	—	(92.6)	220.8	128.2	(19.5)	108.7
Other changes in equity:
—Issuance of shares	—	15.9	—	—	15.9	—	15.9
—Shares withheld for employee taxes	—	(1.4)	—	—	(1.4)	—	(1.4)
—Repurchase and cancellation of shares	(0.1)	—	—	(175.8)	(175.9)	—	(175.9)
—Share-based compensation	—	43.5	—	—	43.5	0.1	43.6
—Dividends paid to non-controlling interests	—	—	—	—	—	(28.7)	(28.7)
As of December 31, 2022	2.8	2,542.1	(917.8)	1,482.9	3,110.0	333.6	3,443.6
Net income	—	—	—	232.9	232.9	23.5	256.4
Other comprehensive income (loss), net	—	—	89.3	—	89.3	(13.8)	75.5
Total comprehensive income	—	—	89.3	232.9	322.2	9.7	331.9
Other changes in equity:
—Issuance of shares	—	18.7	—	—	18.7	—	18.7
—Shares withheld for employee taxes	—	(3.3)	—	—	(3.3)	—	(3.3)
—Repurchase and cancellation of shares	(0.2)	—	—	(253.5)	(253.7)	—	(253.7)
—Share-based compensation	—	26.3	—	—	26.3	0.1	26.4
—Dividends paid to non-controlling interests	—	—	—	—	—	(19.7)	(19.7)
As of December 30, 2023	2.6	2,583.8	(828.5)	1,462.3	3,220.2	323.7	3,543.9
Net income	—	—	—	194.9	194.9	25.0	219.9
Other comprehensive loss, net	—	—	(248.7)	—	(248.7)	(19.1)	(267.8)
Total comprehensive (loss) income	—	—	(248.7)	194.9	(53.8)	5.9	(47.9)
Other changes in equity:
—Issuance of shares	0.1	14.8	—	—	14.9	—	14.9
—Shares withheld for employee taxes	—	(4.7)	—	—	(4.7)	—	(4.7)
—Repurchase and cancellation of shares	(0.1)	—	—	(177.6)	(177.7)	—	(177.7)
—Share-based compensation	—	24.7	—	—	24.7	0.1	24.8
—Dividends paid to non-controlling interests	—	—	—	—	—	(13.0)	(13.0)
As of December 28, 2024	$2.6	$2,618.6	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

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
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and OEM channels, throughout the world. Gates is comprised of two operating segments: Power Transmission and Fluid Power.
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
B. Accounting periods
The Company prepares its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 28, 2024 and December 30, 2023 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented for the years ended December 28, 2024 (“Fiscal 2024”), December 30, 2023 (“Fiscal 2023”) and December 31, 2022 (“Fiscal 2022”).
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
In 2022, as a result of the conflict between Russia and Ukraine, the Company began exiting substantially all its activities in Russia with only residual cash and de minimis administrative costs remaining in 2024. During the year ended December 28, 2024, the Company concluded that the inability to repatriate remaining cash coupled with the significant government regulations and restrictions currently in place, which are expected to continue or worsen, severely limits its ability to manage and control its Russian subsidiary. As a result, the Company's Russian subsidiary was deconsolidated as of December 28, 2024. The impact of the deconsolidation was a $12.7 million loss included in the results of operations for the year ended December 28, 2024.

D. Foreign currency transactions and translation
Transactions denominated in currencies other than an entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. The net foreign currency transaction gain included in operating income from continuing operations during Fiscal 2024 was $6.5 million, compared to a gain of $2.5 million in Fiscal 2023 and a gain of $5.7 million in Fiscal 2022. We also recognized net financing-related foreign currency transaction gains within other expenses (income) of $13.7 million during Fiscal 2024, compared to a loss of $4.2 million in Fiscal 2023 and a gain of $10.2 million in Fiscal 2022.
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
E. Net sales
Gates derives its net sales primarily from the sale of a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and OEM channels, throughout the world.
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
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2024, we recognized shipping and handling costs of $177.6 million, compared to $167.2 million in Fiscal 2023 and $174.8 million in Fiscal 2022.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $66.5 million in Fiscal 2024, compared to $66.0 million in Fiscal 2023 and $69.4 million in Fiscal 2022. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2024, we recognized advertising costs of $15.6 million, compared to $14.0 million in Fiscal 2023 and $16.8 million in Fiscal 2022.
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 28, 2024, inventories whose cost was determined on a LIFO basis represented 34.6% of the total carrying amount of inventories compared to 33.3% as of December 30, 2023. Inventories would have been $58.3 million and $36.0 million higher than reported as of December 28, 2024 and December 30, 2023, respectively, had all inventories been valued on a FIFO basis, which approximates current cost.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, which are also our reportable segments, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2024, Fiscal 2023 or Fiscal 2022.

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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 92% of the lease liability under non-cancellable leases as of December 28, 2024. The remaining leases are predominantly comprised of equipment and vehicle leases.
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

Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of December 28, 2024, there were no significant new leases that have not yet commenced.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheets, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $2.8 million as of December 28, 2024, compared to $3.4 million and $3.0 million as of December 30, 2023 and December 31, 2022, respectively.
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

During Fiscal 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statements of cash flows. As of December 28, 2024, the collection of $148.6 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $112.4 million as of December 30, 2023. We incurred costs in respect of this program of $10.2 million during Fiscal 2024, which are recorded under other (income) expenses, compared to $8.0 million during Fiscal 2023.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 28, 2024 may result in actual outcomes that differ from those contemplated by our assumptions and estimates.
3. Recent accounting pronouncements not yet adopted
The following accounting pronouncements are relevant to Gates’ operations but have not yet been adopted.
•Accounting Standards Update (“ASU”) 2024-03 “Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures”
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an ASU to require disclosure of specified information about certain expense amounts comprising of Cost of sales, and Selling, general and administrative expenses, as well as qualitative description of the remaining expense amounts. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The updated standard is effective for our annual periods beginning in Fiscal 2027 and interim periods beginning in the first quarter of Fiscal 2028, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures.
•ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”
In October 2023, the FASB issued an ASU, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K as announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We do not expect the application of this standard to have a material impact on our consolidated financial statements and disclosures.
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
B. Operating segments and segment assets
Gates manufactures a wide range of power transmission and fluid power products and components for a large variety of industrial and automotive applications, both in the aftermarket and OEM channels, throughout the world.
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

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Power Transmission	$2,108.1	$2,191.2	$2,173.7
Fluid Power	1,300.1	1,379.0	1,380.5
Net sales	$3,408.2	$3,570.2	$3,554.2
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region and by channels.
The following table summarizes our net sales by key geographic region:

	For the year ended
	December 28, 2024		December 30, 2023		December 31, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$568.1	$688.0	$591.5	$724.5	$636.8	$733.3
North America, excluding the U.S.	239.8	195.0	230.1	214.3	205.6	208.8
South America	104.3	38.1	110.7	43.2	92.1	49.7
United Kingdom ("U.K.")	37.0	67.8	44.4	71.4	45.1	68.9
Luxembourg	252.7	86.6	247.8	88.9	195.4	91.7
EMEA(1), excluding the U.K. and Luxembourg	337.3	103.8	382.3	121.6	402.9	108.3
East Asia & India	277.8	80.6	287.1	79.7	295.5	75.4
Greater China	291.1	40.2	297.3	35.4	300.3	44.4
Net sales	$2,108.1	$1,300.1	$2,191.2	$1,379.0	$2,173.7	$1,380.5
(1)    Europe, Middle East and Africa (“EMEA”).

The following table summarizes our segment net sales into OEM and Replacement channels:

	For the year ended
	December 28, 2024		December 30, 2023		December 31, 2022
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$1,393.0	$910.0	$1,389.2	$909.0	$1,347.9	$900.6
OEM	715.1	390.1	802.0	470.0	825.8	479.9
Net sales	$2,108.1	$1,300.1	$2,191.2	$1,379.0	$2,173.7	$1,380.5
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
•    cybersecurity incident expenses; and
•    inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Power Transmission	$468.7	$460.6	$404.0
Fluid Power	292.4	286.4	276.6
Adjusted EBITDA	$761.1	$747.0	$680.6

The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	For the year ended
	December 28, 2024			December 30, 2023			December 31, 2022
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$2,108.1	$1,300.1	$3,408.2	$2,191.2	$1,379.0	$3,570.2	$2,173.7	$1,380.5	$3,554.2
Adjusted cost of sales (1)	(1,241.7)	(783.9)	(2,025.6)	(1,333.3)	(870.2)	(2,203.5)	(1,371.3)	(910.6)	(2,281.9)
Adjusted selling, general and administrative expenses (2)	(449.7)	(270.8)	(720.5)	(458.2)	(276.9)	(735.1)	(449.9)	(240.8)	(690.7)
Depreciation and software amortization	52.1	47.0	99.1	50.4	48.4	98.8	51.5	47.5	99.0
Other adjustments:
Credit (gain) loss related to customer bankruptcy (included in SG&A) (3)	(0.1)	—	(0.1)	7.4	4.0	11.4	—	—	—
Cybersecurity incident expenses (4)	—	—	—	3.1	2.1	5.2	—	—	—
Adjusted EBITDA	$468.7	$292.4	$761.1	$460.6	$286.4	$747.0	$404.0	$276.6	$680.6
(1)    Adjusted cost of sales excluded inventory impairments and adjustments primarily related to the reversal of the adjustment to remeasure certain inventories on a LIFO basis, and restructuring related expenses (included in cost of sales).
(2)    Adjusted selling, general and administrative expenses excluded acquired intangible assets amortization, share-based compensation expense, and restructuring related expenses (included in SG&A).
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

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Income from continuing operations before taxes	328.0	285.3	257.8
Interest expense	155.8	163.2	139.4
Loss on deconsolidation of Russian subsidiary (1)	12.7	—	—
Other (income) expenses	(17.8)	14.1	(13.2)
Operating income from continuing operations	478.7	462.6	384.0
Depreciation and amortization	216.9	217.5	217.2
Transaction-related expenses (2)	3.3	2.2	2.1
Asset impairments	—	0.1	1.1
Restructuring expenses	6.5	11.6	9.5
Share-based compensation expense	28.8	27.4	44.3
Inventory impairments and adjustments (included in cost of sales)(3)	22.3	7.4	20.9
Restructuring related expenses (included in cost of sales)	1.8	0.4	0.8
Restructuring related expenses (included in SG&A)	2.9	1.0	0.5
Credit (gain) loss related to customer bankruptcy (included in SG&A) (4)	(0.1)	11.4	—
Cybersecurity incident expenses (5)	—	5.2	—
Other items not directly related to current operations	—	0.2	0.2
Adjusted EBITDA	$761.1	$747.0	$680.6

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
E. Selected geographic information

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Property, plant and equipment, net by geographic location
U.S.	$154.9	$165.0
Rest of North America	116.3	129.1
U.K.	30.4	29.5
Rest of EMEA	151.1	158.8
East Asia and India	36.4	39.2
Greater China	67.9	81.9
South America	22.5	26.5
	$579.5	$630.0

F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 38.9% of Gates’ net sales by destination from continuing operations during Fiscal 2024, compared to 38.9% during Fiscal 2023 and 39.6% during Fiscal 2022. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 13.7% and 6.1%, respectively, of our total trade accounts receivable balance as of December 28, 2024, compared to 12.5% and 9.6%, respectively, as of December 30, 2023. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
5. Restructuring and restructuring related expenses
Gates continues to undertake various restructuring and other restructuring related initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our selling, general and administrative (“SG&A”) back-office functions and relocate certain operations to lower cost locations.
Overall costs associated with our restructuring and other restructuring related initiatives have been recognized in the consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Restructuring expenses:
—Severance expense	$0.5	$3.7	$4.9
—Non-severance labor and benefit expenses	0.5	1.2	0.5
—Consulting expenses	3.2	3.4	1.8
—Other net restructuring expenses	2.3	3.3	2.3
	6.5	11.6	9.5
Restructuring expenses in asset impairments:
—Impairment of fixed and other assets	—	0.1	1.1

Restructuring expenses in cost of sales:
—Impairment of inventory	—	0.1	1.5
Total restructuring expenses	$6.5	$11.8	$12.1

Other restructuring related expenses:
—Severance and restructuring related expenses included in cost of sales	$1.8	$0.4	$0.8
—Severance and restructuring related expenses included in SG&A	2.9	1.0	0.5
Total restructuring related expenses	$4.7	$1.4	$1.3
Restructuring and other restructuring related expenses during Fiscal 2024 included $4.1 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Additionally, we incurred $1.6 million in severance and other costs related to the consolidation of production activities across certain North American plants. Other costs related to restructuring and restructuring related initiatives incurred during Fiscal 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
Restructuring and other restructuring related expenses during Fiscal 2023 related primarily to relocating certain production activities in China and Mexico, which included severance and other costs of $4.5 million and $3.0 million, respectively. Additionally, we incurred $0.7 million in severance and other costs related to optimizing production in Europe and $0.9 million of non-severance labor and benefit costs related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs during the period included $3.4 million for legal and consulting expenses, as well as activities associated with prior period facility closures or relocations in several countries.

Restructuring and other restructuring related expenses during Fiscal 2022, related primarily to our ongoing European reorganization, including $2.5 million of labor, severance, and other costs related to relocating certain production activities within Europe during Fiscal 2022, in addition to severance costs of $2.4 million during the year related to relocation and integration of certain support functions into our regional shared service center. We also incurred $3.5 million of costs during Fiscal 2022 in relation to the suspension of our operations in Russia, which included severance costs of $0.7 million, an impairment of inventories of $1.1 million (recognized in cost of sales), and an impairment of fixed and other assets of $1.1 million (recognized in asset impairments). Other restructuring costs incurred during the period related to facility relocations and other legal and consulting costs.
Restructuring activities
As indicated above, restructuring expenses, as defined under U.S. GAAP, form a subset of our total expenses related to restructuring and other restructuring related initiatives. These expenses include the impairment of inventory, which is recognized in cost of sales. Analyzed by segment, our restructuring expenses were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Power Transmission	$1.8	$7.1	$5.8
Fluid Power	4.7	4.7	6.3
Continuing operations	$6.5	$11.8	$12.1
The following summarizes the reserve for restructuring expenses for the year ended December 28, 2024 and December 30, 2023, respectively:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Balance as of the beginning of the period	$5.1	$7.5
Utilized during the period	(8.7)	(14.1)
Charge for the period	7.2	12.4
Released during the period	(0.7)	(0.8)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$2.8	$5.1
Restructuring reserves, which are expected to be utilized during 2025, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.
6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
U.K.	$87.8	$26.4	$(11.0)
U.S.	44.0	(58.2)	17.1
Other foreign	196.2	317.1	251.7
Income from continuing operations before income taxes	$328.0	$285.3	$257.8
Income tax expense on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Current tax
U.K.	$(7.6)	$0.2	$(1.7)
U.S.	44.5	18.9	42.0
Other foreign	82.7	74.9	54.3
Total current tax expense	$119.6	$94.0	$94.6
Deferred income tax
U.K.	$16.1	$9.0	$(2.5)
U.S.	(36.0)	(48.6)	(54.5)
Other foreign	7.8	(26.1)	(22.7)
Total deferred income tax (benefit)	(12.1)	(65.7)	(79.7)
Income tax expense	$107.5	$28.3	$14.9
Reconciliation of the applicable statutory income tax rate to the reported effective income tax rate:

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
U.K. corporation tax rate	25.0%	23.5%	19.0%
Effect of:
—State tax provision, net of Federal benefit	0.3%	(1.5%)	(0.2%)
—Provision for unrecognized income tax benefits	(3.2%)	(4.3%)	(9.8%)
—Company-owned life insurance	(3.1%)	(3.5%)	(3.1%)
—Tax on international operations(1)	3.3%	2.6%	20.6%
—Manufacturing incentives(2)	(0.2%)	(4.7%)	(3.9%)
—Change in valuation allowance(3)	(13.9%)	(3.1%)	(20.6%)
—Deferred income tax rate changes(4)	20.7%	0.5%	(0.1%)
—Currency exchange rate movements	2.9%	0.6%	1.9%
—Other permanent differences	1.0%	(0.2%)	2.0%
Reported effective income tax rate	32.8%	9.9%	5.8%
(1)“Tax on international operations” includes U.S. tax on foreign earnings and unremitted earnings of foreign subsidiaries, foreign deferred tax adjustments, and effects of global funding structures and differences between statutory and foreign tax rates. Fiscal 2022 includes $22.6 million expiration of U.S. foreign tax credits that had a full valuation allowance against them.
(2)“Manufacturing incentives” for Fiscal 2024 totaled $0.7 million, primarily related to incentives generated in the U.S. and Canada. Fiscal 2023 totaled $13.3 million, related to incentives generated in Türkiye, Poland and the U.S. For Fiscal 2022 totaled $10.0 million, primarily related to $6.7 million of incentives generated in Türkiye and the U.S.
(3)“Change in valuation allowance” is comprised primarily of:

	For the year ended
Expense (benefit)	December 28, 2024	December 30, 2023	December 31, 2022
Luxembourg currency revaluation on indefinite-lived net operating losses	$(9.4)	$(5.7)	$(14.8)
Luxembourg deferred income tax rate change	$(42.9)	$—	$—
Poland tax credits	$3.7	$—	$—
Türkiye net operating losses	$5.5	$—	$—
U.S. foreign tax credits	$(3.2)	$0.4	$(39.9)
U.S. finite-lived net operating losses	$3.4	$(2.1)	$—
(4)“Deferred income tax rate changes” includes Luxembourg rate changes which totaled $67.0 million, of which $44.2 million had a full valuation allowance against them.

Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Deferred income tax assets:
Accounts receivable	$34.0	$39.4
Lease liabilities	40.9	41.6
Accrued expenses	35.8	35.6
Post-retirement benefit obligations	16.9	17.5
Compensation	22.8	26.4
Net operating losses	1,478.0	1,587.9
Capital losses	190.1	192.5
Credits	67.9	69.8
Interest	212.3	186.5
Other items	8.5	8.0
	$2,107.2	$2,205.2
Valuation allowances	(1,240.6)	(1,288.8)
Total deferred income tax assets	$866.6	$916.4
Deferred income tax liabilities:
Inventories	$(12.3)	$(9.7)
Property, plant and equipment	(22.1)	(29.3)
Lease right-of-use assets	(36.1)	(36.1)
Intangible assets	(278.7)	(316.9)
Undistributed earnings	(20.7)	(21.4)
Other items	—	—
Total deferred income tax liabilities	$(369.9)	$(413.4)
Net deferred income tax assets	$496.7	$503.0
As of December 28, 2024, the Company had the following loss and credit carryforward amounts:
•Gates had net operating losses amounting to $6,264.2 million consisting primarily of $6,017.1 million in Luxembourg, and $131.2 million in the U.S. (federal and state). Operating losses of $2,987.8 million can be carried forward indefinitely consisting primarily of $2,897.1 million in Luxembourg, and $128.1 million in the U.S. and other foreign jurisdictions. The remaining losses of $3,239.0 million have expiration dates between 2024 and 2043, consisting primarily of $3,120.1 million in Luxembourg, and $118.9 million in the U.S. and other foreign jurisdictions. We recognized a related deferred income tax asset of $513.3 million after valuation allowance of $964.7 million;
•Gates had capital losses amounting to $761.9 million, consisting of $736.3 million in the U.K., and $25.6 million in the U.S. Capital losses of $750.1 million can be carried forward indefinitely, primarily consisting of $736.3 million in the U.K, and $11.8 million in the U.S. that expire in 2026. We recognized no related deferred income tax asset after valuation allowance of $190.1 million;
•Gates had tax credits amounting to $67.9 million, consisting primarily of $61.2 million in U.S. federal foreign tax credits and $6.7 million of other credits, primarily in Poland related to special economic zone business credits which expire between 2025 and 2027. We recognized a related deferred income tax asset of $9.4 million after valuation allowance of $58.5 million; and
•Gates had interest expense deductions which can be carried forward amounting to $903.6 million, consisting primarily of $632.3 million in the U.S., $216.7 million in Luxembourg, and $54.6 million in other foreign jurisdictions. Interest expense deductions in these jurisdictions can be carried forward indefinitely. We recognized a related deferred tax asset of $189.9 million after valuation allowance of $22.4 million.

As of December 28, 2024, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on approximately $1,343.3 million of taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $20.7 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2024 that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
In Fiscal 2023, we determined that it was more likely than not that deferred income tax assets in the U.S. related to net operating losses totaling $2.1 million are realizable as a result of changes in estimates of taxable profits against which these losses can be utilized. In Fiscal 2022, we determined that it was more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $15.3 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.

Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
At the beginning of the period	$72.5	$76.0	$104.6
Increases for tax positions related to the current period	10.7	8.5	6.5
Increases for tax positions related to prior periods	4.0	1.8	0.4
Decreases for tax positions related to prior periods	(11.7)	(15.0)	—
Decreases related to settlements	(2.2)	—	(2.8)
Decreases due to lapsed statute of limitations	—	(2.7)	(27.6)
Foreign currency translation	(4.9)	3.9	(5.1)
At the end of the period	$68.4	$72.5	$76.0
Unrecognized income tax benefits represent the difference between the income tax benefits that we are able to recognize for financial reporting purposes and the income tax benefits that we have recognized or expect to recognize in filed tax returns.
If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the annual effective tax rate would be $37.3 million, including all competent authority offsets.
As of December 28, 2024, December 30, 2023, and December 31, 2022, Gates had accrued $17.7 million, $15.6 million, and $13.7 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during Fiscal 2024 relates to a change in underlying facts and audit settlements. We believe that it is reasonably possible that a decrease of up to $23.4 million in unrecognized income tax benefits will occur in the next 12 months as a result of the expiration of the statutes of limitations in addition to a pending administrative proceeding.
As of December 28, 2024, Gates remains subject to examination in the US for tax years 2016 to 2024 and in other major jurisdictions for tax years 2008 to 2024.

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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Net income attributable to shareholders	$194.9	$232.9	$220.8

Weighted average number of shares outstanding	259,483,897	271,880,047	284,063,083
Dilutive effect of share-based awards	5,191,669	3,768,281	3,523,127
Diluted weighted average number of shares outstanding	264,675,566	275,648,328	287,586,210

Number of anti-dilutive shares excluded from diluted earnings per share calculation	1,949,256	4,417,967	7,538,260

Basic earnings per share	$0.75	$0.86	$0.78
Diluted earnings per share	$0.74	$0.84	$0.77

8. Inventories

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Raw materials and supplies	$194.3	$168.2
Work in progress	43.1	43.3
Finished goods	438.6	435.7
Total inventories	$676.0	$647.2

9. Property, plant and equipment

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Cost
Land and buildings	$322.0	$335.0
Machinery, equipment and vehicles	991.2	996.8
Assets under construction	63.3	55.1
	1,376.5	1,386.9
Less: Accumulated depreciation and impairment	(797.0)	(756.9)
Total	$579.5	$630.0
During Fiscal 2024, the depreciation expense in relation to the above assets was $88.3 million, compared to $87.7 million during Fiscal 2023 and $88.8 million during Fiscal 2022.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $3.2 million as of December 28, 2024, compared to $2.7 million as of December 30, 2023.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.

10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2022	$1,315.2	$665.9	$1,981.1
Foreign currency translation	23.3	34.3	57.6
As of December 30, 2023	1,338.5	700.2	2,038.7
Foreign currency translation	(81.0)	(48.8)	(129.8)
As of December 28, 2024	$1,257.5	$651.4	$1,908.9
11. Intangible assets

	As of December 28, 2024			As of December 30, 2023
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,921.5	$(1,194.7)	$726.8	$2,003.6	$(1,127.7)	$875.9
—Technology	90.5	(90.5)	—	90.6	(90.3)	0.3
—Capitalized software	138.2	(85.8)	52.4	117.3	(76.8)	40.5
	2,150.2	(1,371.0)	779.2	2,211.5	(1,294.8)	916.7
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,663.6	$(1,415.0)	$1,248.6	$2,724.9	$(1,338.8)	$1,386.1
During Fiscal 2024, the amortization expense recognized in respect of intangible assets was $128.6 million, compared to $129.8 million for Fiscal 2023 and $128.4 million for Fiscal 2022. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $32.5 million in Fiscal 2024, compared to an increase of $13.8 million in Fiscal 2023.
The amortization expense for the next five years is estimated to be as follows:

(dollars in millions)	Total
Fiscal year:
—2025	$126.4
—2026	$128.1
—2027	$122.6
—2028	$118.4
—2029	$118.7

12. Leases

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Lease expenses
Operating lease expenses	$36.2	$33.9	$30.5
Finance lease expenses:
—Finance lease amortization expenses	1.3	1.2	1.2
—Interest on lease liabilities	0.1	0.1	0.1
Short-term lease expenses	8.0	8.2	7.2
Variable lease expenses	6.8	6.5	6.0
Total lease expenses	$52.4	$49.9	$45.0

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$47.6	$10.2	$34.9
Assets obtained in exchange for new finance lease liabilities	$1.7	$0.3	$0.8
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from finance leases	$0.1	$—	$0.1
—Operating cash flows from operating leases	33.4	30.7	27.6
—Financing cash flows from finance leases	1.1	1.0	1.3
	$34.6	$31.7	$29.0

Weighted-average remaining lease term — finance leases	2.9 years	2.5 years	2.9 years
Weighted-average remaining lease term — operating leases	8.3 years	7.9 years	8.5 years
Weighted-average discount rate — finance leases	7.2%	4.2%	3.2%
Weighted-average discount rate — operating leases	7.5%	5.3%	5.4%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$31.6	$1.0
Year 2	28.2	0.7
Year 3	24.8	0.4
Year 4	22.2	0.2
Year 5	19.0	0.1
Year 6 and beyond	77.5	—
Total lease payments	203.3	2.4
Interest	(53.0)	(0.2)
Total present value of lease liabilities	$150.3	$2.2

Balance sheet presentation of leases as of December 28, 2024 and December 30, 2023

	As of December 28, 2024		As of December 30, 2023
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$139.4	$3.2	$120.1	$2.7

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$24.5	$0.7	$22.2	$0.6
Long-term lease liabilities	125.8	1.5	109.5	1.1
Total lease liabilities	$150.3	$2.2	$131.7	$1.7
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during Fiscal 2024 was $24.6 million, compared to $23.9 million and $22.9 million during Fiscal 2023 and Fiscal 2022, respectively. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
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
The period end fair values of derivative financial instruments were as follows:

	As of December 28, 2024					As of December 30, 2023
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$16.3	$1.3	$—	$(37.0)	$(19.4)	$8.5	$—	$—	$(77.7)	$(69.2)
—Interest rate swaps	13.4	0.2	(6.2)	(0.3)	7.1	29.9	11.8	(9.9)	(13.6)	18.2

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.1	—	(0.4)	—	1.7	3.9	—	(1.8)	—	2.1
	$31.8	$1.5	$(6.6)	$(37.3)	$(10.6)	$42.3	$11.8	$(11.7)	$(91.3)	$(48.9)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. In July 2024, we executed a new USD-EUR fixed-to-fixed cross currency swap with a notional principal amount of €277.4 million with a contract term from August 2, 2024 to August 2, 2029. In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. In May 2023, we amended our existing cross currency swaps to transition from a floating rate based on the London Interbank Offered Rate (“LIBOR”) to a floating rate based on a term secured overnight financing rate (“Term SOFR”). During November 2022, we executed additional cross currency swaps with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. As of December 28, 2024, the aggregated notional principal amount of the cross currency swaps was €1,033.5 million and ¥1,784.0 million compared to €756.1 million and ¥1,784.0 million as of December 30, 2023.
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
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Net fair value gains (losses) recognized in OCI in relation to:
—Euro-denominated debt	$—	$—	$10.6
—Designated cross currency swaps	49.8	(33.2)	(16.3)
Total net fair value gains (losses)	$49.8	$(33.2)	$(5.7)
During Fiscal 2024, a net gain of $14.6 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $10.3 million and $5.8 million during Fiscal 2023 and Fiscal 2022, respectively.
B. Instruments designated as cash flow hedges
We use interest rate swaps and interest rate caps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both December 28, 2024 and December 30, 2023, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have the contract term from November 16, 2022 to November 16, 2027.
In May 2023, we amended our then-existing interest rate swaps with a notional amount of $870.0 million to transition from a LIBOR-based floating rate to a Term SOFR-based floating rate.
Our interest rate caps involved the receipt of variable rate payments from a counterparty if interest rates rose above the strike rate on the contract in exchange for a premium, covering the period from July 1, 2019 to June 30, 2023. During August 2022, we early terminated our interest rate caps. As of December 28, 2024 and December 30, 2023, there were no outstanding interest rate caps.

The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$13.0	$7.4	$61.7
—Amortization to net income of prior period fair value losses	—	8.9	17.9
—Reclassification from OCI to net income	(34.7)	(33.0)	(4.0)
Total movement	$(21.7)	$(16.7)	$75.6
As of December 28, 2024, we expect to reclassify an estimated $13.4 million of losses in OCI to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash as hedging instruments for the purposes of hedge accounting.
As of December 28, 2024 and December 30, 2023, there were no outstanding currency swaps.
As of December 28, 2024, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $147.5 million, compared to $140.8 million as of December 30, 2023.
The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$5.7	$5.6	$6.3
Total	$5.7	$5.6	$6.3

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

The carrying amount and fair value of our debt are set out below:

	As of December 28, 2024		As of December 30, 2023
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$39.1	$38.7	$36.5	$36.5
Non-current	2,311.5	2,314.3	2,415.0	2,444.7
	$2,350.6	$2,353.0	$2,451.5	$2,481.2
Debt is comprised principally of borrowings under the secured credit facility and the unsecured senior notes. The dollar term loans under the secured credit facilities pay interest at floating rates, subject to a 0.50% Term SOFR floor further described in Note 15. The fair values of the term loans are derived from a market price, discounted for illiquidity. The unsecured senior notes have fixed interest rates, are traded by “Qualified Institutional Buyers” and certain other eligible investors, and their fair value is derived from their quoted market price.
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 28, 2024
Derivative assets	$—	$33.3	$33.3
Derivative liabilities	$—	$(43.9)	$(43.9)
Cash equivalents	$41.5	$30.8	$72.3

As of December 30, 2023
Derivative assets	$—	$54.1	$54.1
Derivative liabilities	$—	$(103.0)	$(103.0)
Cash equivalents	$76.2	$52.8	$129.0
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During Fiscal 2024, no significant impairment of fixed and other assets were recognized. During Fiscal 2023, an impairment of fixed and other assets of $0.1 million was recognized. During Fiscal 2022, an impairment of fixed and other assets of $1.1 million was recognized in relation to the suspension of our operations in Russia. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.
15. Debt

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,300.0	$—
—2022 Dollar Term Loans due November 16, 2029	563.5	567.8
—2021 Dollar Term Loans due November 16, 2029	—	1,336.1
—Revolving credit facility	—	—
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	—
—6.250% Dollar Senior Notes due January 16, 2026	—	568.0
Total principal of debt	2,363.5	2,471.9
Deferred issuance costs	(33.2)	(37.4)
Accrued interest	20.3	17.0
Total carrying value of debt	2,350.6	2,451.5
Debt, current portion	39.1	36.5
Debt, less current portion	$2,311.5	$2,415.0

Weighted average interest rate	6.44%	7.66%
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

The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year:
—2025	$23.4
—2026	18.8
—2027	18.8
—2028	18.8
—2029	1,052.1
Thereafter	1,231.6
$2,363.5
Debt issuances and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loans and our secured revolving credit facility. As part of this amendment, we upsized the revolving credit commitments and issued a new tranche of $1,300.0 million of dollar-denominated term loans (the “2024 Dollar Term Loans”). The proceeds of the 2024 Dollar Term Loans were used to extinguish the entire outstanding principal balance of dollar-denominated term loans of $1,232.6 million, which was issued on February 24, 2021 (the “2021 Dollar Term Loans”), plus $1.1 million of accrued interest and to redeem a portion of the Dollar Senior Notes due 2026. We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within nine months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
Under the credit agreement amendment, we also repriced our dollar-denominated term loans drawn on November 16, 2022 (the “2022 Dollar Term Loans”), reducing the interest rate spread by 75 basis points from Term SOFR plus 3.00% to Term SOFR plus 2.25%. Third party costs of $0.9 million incurred with the 2022 Dollar Term Loans repricing were recognized in interest expense.
Additionally, as part of the June 2024 amendment to our credit agreement, we increased borrowing capacity under our revolving credit facility from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 (as defined below) are outstanding. We incurred associated third party costs of approximately $2.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the revolving credit facility. Concurrently with this amendment, we terminated the $250.0 million asset-backed revolving credit facility governed by the second amended and restated credit agreement dated as of July 3, 2014 (as amended and restated). The termination of our asset-backed revolving credit facility resulted in the accelerated recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
On June 4, 2024, we also issued new unsecured senior notes of $500.0 million (the “Dollar Senior Notes due 2029”), and fully redeemed our existing unsecured senior notes due 2026 of $568.0 million aggregate principal amount (the “Dollar Senior Notes due 2026”), which included the payment of $13.7 million of accrued interest thereon. We issued the Dollar Senior Notes due 2029 with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the Dollar Senior Notes due 2029 using the effective interest method. The redemption of our Dollar Senior Notes due 2026 resulted in the accelerated recognition of $2.6 million of deferred issuance costs (recognized in interest expense).
In February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
Dollar and Euro Term Loans
Our outstanding secured credit facilities consist of two loans, which include the 2024 Dollar Term Loans and the 2022 Dollar Term Loans described above. These term loan facilities bear interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin, or Term SOFR plus an applicable margin.

On December 10, 2024, we amended our credit agreement to lower the margin with respect to the 2022 Dollar Term Loans and 2024 Dollar Term Loans by 50 basis points compared to the previous term. The 2022 Dollar Term Loans and 2024 Dollar Term loans bear interest at our option at either Term SOFR (subject to a floor of 0.50%) plus a margin of 1.75% per annum, or the base rate (subject to a floor of 1.50%) plus 0.75% per annum.
As of December 28, 2024, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.32% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of December 28, 2024, the 2022 Dollar Term Loans’ interest rate as of December 28, 2024 was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.32% per annum.
The 2022 Dollar Term Loans and 2024 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During Fiscal 2024, we made amortization payments against the 2021 Dollar Term Loans, the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $3.4 million, $0 and $4.3 million, respectively. During Fiscal 2023, we made amortization payments against the 2021 Dollar Term Loans and 2022 Dollar Term Loans of $13.8 million and $5.8 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2024 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2025.
During the periods presented, foreign exchange gains were recognized in respect of the Euro Term Loans as summarized in the table below. During Fiscal 2022, a portion of the facility was designated as a net investment hedge of certain of our Euro investments, a corresponding portion of the foreign exchange gain were recognized in OCI. As of December 28, 2024 and December 30, 2023, the Euro Term Loan, and the net investment hedging designation on the Euro Term Loan, no longer existed.

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Gain recognized in statement of operations	$—	$—	$45.2
Gain recognized in OCI	—	—	10.6
Total gain	$—	$—	$55.8
Gates Corporation, a wholly-owned U.S. subsidiary of Gates Industrial Holdco Limited (the parent guarantor and direct subsidiary of Gates Industrial Corporation plc), is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on the term loans. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of December 28, 2024, we had $500.0 million of 2024 Senior Notes outstanding that were issued on June 4, 2024. The 2024 Unsecured Senior Notes are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.

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
As noted above, on June 4, 2024, we redeemed all $568.0 million in aggregate principal amount of our Dollar Senior Notes due 2026 using primarily the proceeds from the issuance of the Dollar Senior Notes due 2029.
Revolving credit facility
We have a secured revolving credit facility that provides for multi-currency revolving loans. On June 4, 2024, we amended the credit agreement governing this facility to increase the size of the facility from $250.0 million to $500.0 million, and extended the maturity date from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. This facility also includes a letter of credit sub-facility of $150.0 million. Debt under the revolving credit facility bears interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin or the reference rate plus an applicable margin.
On January 21, 2025, we amended our credit agreement to lower the margin with respect to the Revolving Credit Loans by 50 basis points compared to the previous term. The Revolving Credit Loans bear interest at our option either Term SOFR (subject to a floor of —%) plus a margin of 1.75% per annum or the base rate plus 0.75% per annum. The applicable margin for the Revolving Credit Facility borrowings will be subject to one 25 basis step down determined in accordance with Gates Industrial Holdco Limited achieving a certain consolidated first lien net leverage level.
During August 2024, we drew $40.0 million under our revolving credit facility to partially fund the purchase of our ordinary shares under our 2024 share repurchase program, as discussed further in Note 19 below. During September and October 2024, we made payments on this amount and had no balance as of December 28, 2024.
During May 2023, we drew $100.0 million under our former asset-backed revolving credit facility to partially fund the purchase of shares under our share repurchase program, as discussed further in Note 19 below. The balance on the asset-backed revolving credit facility was fully paid off during the year ended December 30, 2023, and the facility was terminated on June 4, 2024.
The letters of credit outstanding under this facility were $28.2 million and $0 million as of December 28, 2024 and December 30, 2023, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.3 million as of December 28, 2024, compared to $8.4 million as of December 30, 2023.

16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Accrued compensation	$93.9	$96.2
Current portion of lease obligations	25.3	22.8
Derivative financial instruments	43.9	103.0
Payroll and related taxes payable	16.7	14.9
VAT and other taxes payable	9.9	9.9
Warranty reserve	16.4	15.9
Restructuring reserve	2.8	5.1
Workers’ compensation reserve	8.7	8.6
Other accrued expenses and other liabilities	102.4	95.2
	$320.0	$371.6
The above liabilities are presented in Gates’ balance sheet as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
—Accrued expenses and other current liabilities	$251.3	$248.5
—Other non-current liabilities	68.7	123.1
	$320.0	$371.6
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Balance at the beginning of the period	$15.9	$17.6	$18.7
Charge for the period	10.8	6.1	10.8
Utilized during the period	(8.2)	(7.7)	(10.9)
Released during the period	(1.7)	—	(0.3)
Foreign currency translation	(0.4)	(0.1)	(0.7)
Balance at the end of the period	$16.4	$15.9	$17.6
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2025, with the remainder estimated to be utilized within the next three years.
An accrual is made for the cost of product recalls if management considers it probable that it will be necessary to recall a specific product and the amount can be reasonably estimated.
17. Post-retirement benefits
A. Defined contribution plans
Gates provides defined contribution benefits in most of the countries in which it operates; in particular, the majority of its employees in the U.S. are entitled to such benefits.
During Fiscal 2024, the expense recognized by Gates in respect of defined contribution plans was $20.9 million, compared to $21.0 million in Fiscal 2023 and $20.2 million in Fiscal 2022.

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
Funded status
The net deficit recognized in respect of defined benefit pension plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Pension surplus	$5.7	$8.6
Accrued expenses and other current liabilities	(2.6)	(2.4)
Post-retirement benefit obligations	(55.9)	(59.3)
Net funded status	$(52.8)	$(53.1)

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$440.8	$246.5
—Aggregate fair value of plan assets	$382.3	$184.8
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$436.9	$241.3
—Aggregate fair value of plan assets	$382.3	$184.0
During Fiscal 2024, the net unfunded pension obligation decreased by $0.3 million. This decrease was driven primarily by an actuarial gain of $41.5 million on remeasurement of the benefit obligation, employer contributions of $8.0 million and a net favorable foreign currency translation impact of $1.6 million, partially offset by interest cost on the benefit obligation of $24.3 million, an actual loss on plan assets of $22.5 million, and employer service costs of $4.0 million.
Benefit obligation
Changes in the projected benefit obligation in relation to defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Benefit obligation at the beginning of the period	$570.2	$560.5
Employer service cost	4.0	3.9
Plan participants’ contributions	0.4	0.1
Interest cost	24.3	25.1
Net actuarial (gain) loss	(41.5)	6.7
Benefits paid	(42.4)	(42.6)
Expenses paid from assets	(1.8)	(1.8)
Curtailments and settlements	(0.4)	(1.3)
Foreign currency translation	(11.3)	19.6
Benefit obligation at the end of the period	$501.5	$570.2
Accumulated benefit obligation	$498.0	$565.6

Changes in plan assets
Changes in the fair value of the assets held by defined benefit pension plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Plan assets at the beginning of the period	$517.1	$517.3
Actual (loss) gain on plan assets	(22.5)	19.3
Employer contributions	8.0	7.7
Plan participants’ contributions	0.4	0.1
Settlements	(0.4)	(1.3)
Benefits paid	(42.4)	(42.6)
Expenses paid from assets	(1.8)	(1.8)
Foreign currency translation	(9.7)	18.4
Plan assets at the end of the period	$448.7	$517.1
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
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
The fair values of pension plan assets by asset category were as follows:

	As of December 28, 2024				As of December 30, 2023
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Equity securities	$—	$35.9	$—	$35.9	$—	$37.4	$—	$37.4
Debt securities
—Corporate bonds	—	40.2	—	40.2	—	42.2	—	42.2
—Government bonds	—	82.1	—	82.1	—	105.6	—	105.6
Annuities and insurance	—	—	242.7	242.7	—	—	285.1	285.1
Liquid alternatives	—	19.8	—	19.8	—	22.4	—	22.4
Real estate	—	21.4	—	21.4	—	22.0	—	22.0
Cash and cash equivalents	6.6	—	—	6.6	2.4	—	—	2.4
Total	$6.6	$199.4	$242.7	$448.7	$2.4	$229.6	$285.1	$517.1
Investments in equities and bonds held in pooled investment funds are measured at the bid price quoted by the investment managers, which reflect the quoted prices of the underlying securities. Insurance contracts are measured at their surrender value quoted by the insurers. Cash and cash equivalents largely attract floating interest rates.

Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Fair value at the beginning of the period	$285.1	$275.4
Actual (loss) gain on plan assets	(23.2)	7.2
Purchases	—	0.7
Contributions	1.5	0.4
Impacts of benefits paid	(16.2)	(13.4)
Settlements	—	(1.1)
Foreign currency translation	(4.5)	15.9
Fair value at the end of the period	$242.7	$285.1
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2025, Gates expects to contribute approximately $9.0 million to its defined benefit pension plans (including non-qualified supplemental plans).
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

(dollars in millions)	Total
Fiscal year:
—2025	$40.7
—2026	$40.8
—2027	$40.3
—2028	$40.8
—2029	$40.6
—2030 through 2034	$196.4
Net periodic benefit cost (income)
Components of the net periodic benefit cost (income) for defined benefit pension plans relating to continuing operations were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Employer service cost	$4.0	$3.9	$3.3
Settlements and curtailments	—	(0.1)	(0.2)
Interest cost	24.3	25.1	15.2
Expected return on plan assets	(25.8)	(25.9)	(21.7)
Amortization of prior net actuarial (gain) loss	(0.1)	(1.0)	0.3
Amortization of prior service cost	0.9	0.9	0.9
Net periodic benefit cost (income)	$3.3	$2.9	$(2.2)

Other comprehensive income
Changes in plan assets and benefit obligations of defined benefit pension plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Current period net actuarial loss	$6.8	$13.4	$58.6
Amortization of prior net actuarial gain (loss)	0.1	1.0	(0.3)
Amortization of prior service cost	(0.9)	(0.9)	(0.9)
Gain recognized due to settlements and curtailments	—	0.1	0.2
Pre-tax changes recognized in OCI other than foreign currency translation	6.0	13.6	57.6
Foreign currency translation	(1.4)	4.0	(0.5)
Total pre-tax changes recognized in OCI	$4.6	$17.6	$57.1
Cumulative loss before tax recognized in OCI in respect of post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Actuarial loss	$50.8	$43.9	$29.4
Prior service costs	8.1	9.0	9.9
Pre-tax changes recognized in OCI other than foreign currency translation	58.9	52.9	39.3
Foreign currency translation	0.6	2.0	(2.0)
Cumulative total	$59.5	$54.9	$37.3
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit pension plans are presented in the following table as weighted averages:

	As of December 28, 2024	As of December 30, 2023
Benefit obligation:
—Discount rate	5.081%	4.466%
—Rate of salary increase	3.622%	3.950%
Net periodic benefit cost:
—Discount rate	4.466%	4.598%
—Rate of salary increase	3.953%	3.510%
—Expected return on plan assets	4.987%	4.782%
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

C. Other defined benefit plans
Gates provides other post-employment benefits, principally health and life insurance coverage, on an unfunded basis to certain of its employees in the U.S. and Canada.
Funded status
The deficit recognized in respect of other defined benefit plans is presented in the balance sheet as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Accrued expenses and other current liabilities	$(2.8)	$(3.0)
Post-retirement benefit obligations	(22.1)	(24.5)
	$(24.9)	$(27.5)
Benefit obligation
Changes in the accumulated benefit obligation in relation to other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023
Benefit obligation at the beginning of the period	$27.5	$28.4
Interest cost	1.3	1.5
Actuarial (gain) loss	(0.2)	0.3
Benefits paid	(2.8)	(3.0)
Foreign currency translation	(0.9)	0.3
Benefit obligation at the end of the period	$24.9	$27.5
Accumulated benefit obligation	$24.9	$27.5
Estimated future contributions and benefit payments
Contributions are made to our other defined benefit plans as and when benefits are paid from the plans. During 2025, Gates expects to contribute approximately $2.8 million to its other defined benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ other defined benefit plans as follows:

(dollars in millions)	Total
Fiscal years:
—2025	$2.8
—2026	$2.7
—2027	$2.6
—2028	$2.4
—2029	$2.3
—2030 through 2034	$9.6
Net periodic benefit income
Components of the net periodic benefit income for other defined benefit plans were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Interest cost	$1.3	$1.5	$1.2
Amortization of prior net actuarial gain	(2.8)	(3.0)	(1.8)
Amortization of prior service credit	(0.4)	(0.5)	(0.4)
Net periodic benefit income	$(1.9)	$(2.0)	$(1.0)
The net periodic benefit income relates entirely to continuing operations.

Other comprehensive income
Changes in the benefit obligation of other defined benefit plans recognized in OCI were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Current period net actuarial (gain) loss	$(0.2)	$0.3	$(13.9)
Amortization of prior net actuarial gain	2.8	3.0	1.8
Prior service credit	—	—	(0.5)
Amortization of prior service credit	0.4	0.5	0.4
Pre-tax changes recognized in OCI other than foreign currency translation	3.0	3.8	(12.2)
Foreign currency translation	0.9	(0.3)	0.6
Total pre-tax changes recognized in OCI	$3.9	$3.5	$(11.6)
Cumulative gains before tax recognized in OCI in respect of other post-retirement benefits that had not yet been recognized as a component of the net periodic benefit cost were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Actuarial gains	$(29.6)	$(32.2)	$(35.5)
Prior service credits	(1.8)	(2.2)	(2.7)
Other adjustments	0.2	0.2	0.2
Pre-tax changes recognized in OCI other than foreign currency translation	(31.2)	(34.2)	(38.0)
Foreign currency translation	1.0	0.1	0.4
Cumulative total	$(30.2)	$(34.1)	$(37.6)
Assumptions
The primary assumption used in determining the benefit obligation and the net periodic benefit cost for other defined benefit plans is the discount rate, the weighted average of which is presented in the following table:

	Benefit obligation		Net periodic benefit cost
	As of December 28, 2024	As of December 30, 2023	As of December 28, 2024	As of December 30, 2023
Discount rate	5.19%	5.00%	5.00%	5.44%
The initial healthcare cost trend rate as of December 28, 2024 starts at 5.76%, compared to 5.76% as of December 30, 2023, with an ultimate trend rate of 4.85% as of December 28, 2024, compared to 4.84% as of December 30, 2023, beginning in 2028.
18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During Fiscal 2024, we recognized a charge of $28.8 million, compared to $27.4 million and $44.3 million during Fiscal 2023 and Fiscal 2022, respectively.
Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I options vest evenly over 5 years from the grant date, subject to the participant continuing to provide service to Gates on the vesting date. Tier II, III and IV options vest on achievement of specified investment returns by certain investment funds affiliated with Blackstone Inc. (“Blackstone”) at the time of a defined liquidity event, which is also subject to the participant’s continued provision of service to Gates on the vesting date. The performance conditions associated with Tiers II, III and IV must have been achieved on or prior to July 3, 2022 in order for vesting to occur. All the options expire ten years after the date of grant.

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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The PRSUs issued prior to 2022 provided that 50% of the award would generally vest if Gates achieved a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 50% of the PRSUs would generally vest if Gates achieved certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. Starting in 2022, 75% of the PRSU awards will generally vest based on the specified Adjusted ROIC achievement and the remaining 25% will generally vest based on Relative TSR goal attainment. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale.
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year Ended December 28, 2024
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,828,327	$6.98
—Tier II	2014 Plan	1,996,017	$7.01
—Tier IV	2014 Plan	1,986,416	$10.52
—SARs	Both plans	735,221	$10.47
—Share options	2018 Plan	2,345,520	$14.90
—Premium-priced options	2018 Plan	835,469	$18.88
		9,726,970	$10.90
Granted during the period:
—SARs	2018 Plan	22,100	$14.87
		22,100	$14.87
Forfeited during the period:
—SARs	2018 Plan	(3,535)	$13.50
		(3,535)	$13.50
Expired during the period:
—SARs	Both Plans	(266)	$14.04
—Share options	2018 Plan	(331,730)	$17.27
		(331,996)	$17.26
Exercised during the period:
—Tier I	2014 Plan	(271,309)	$7.15
—Tier II	2014 Plan	(273,378)	$7.06
—Tier IV	2014 Plan	(325,674)	$10.74
—SARs	Both Plans	(150,127)	$9.74
—Share options	2018 Plan	(533,725)	$14.37
		(1,554,213)	$10.61
Outstanding at the end of the period:
—Tier I	2014 Plan	1,557,018	$6.95
—Tier II	2014 Plan	1,722,639	$7.00
—Tier IV	2014 Plan	1,660,742	$10.48
—SARs	Both plans	603,393	$10.79
—Share options	2018 Plan	1,480,065	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		7,859,326	$10.70

Exercisable at the end of the period		7,785,179	$10.66
Vested and expected to vest at the end of the period		7,858,509	$10.70
As of December 28, 2024, the aggregate intrinsic value of options that were exercisable was $77.9 million, and these options had a weighted average remaining contractual term of 2.2 years. As of December 28, 2024, the aggregate intrinsic value of options that were vested or expected to vest was $78.4 million, and these options had a weighted average remaining contractual term of 2.3 years.
As of December 28, 2024, the unrecognized compensation charge relating to the nonvested options was $0.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.

During Fiscal 2024, cash of $14.9 million was received in relation to the exercise of vested options, compared to $18.7 million and $15.9 million during Fiscal 2023 and Fiscal 2022, respectively. The aggregate intrinsic value of options exercised during Fiscal 2024 was $6.0 million, compared to $5.2 million and $1.0 million during Fiscal 2023 and Fiscal 2022, respectively.
Summary of movements in RSUs and PRSUs outstanding

	Year Ended December 28, 2024
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	3,032,230	$13.78
—PRSUs	917,661	$16.77
	3,949,891	$14.47
Granted during the period:
—RSUs	1,250,252	$15.16
—PRSUs	426,607	$16.37
	1,676,859	$15.47
Forfeited during the period:
—RSUs	(321,638)	$13.75
—PRSUs	(161,848)	$15.77
	(483,486)	$14.42
Vested during the period:
—RSUs	(1,389,992)	$13.79
—PRSUs	(154,274)	$15.00
	(1,544,266)	$13.91
Outstanding at the end of the period:
—RSUs	2,570,852	$14.45
—PRSUs	1,028,146	$17.03
	3,598,998	$15.19
As of December 28, 2024, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $19.0 million, which is expected to be recognized over a weighted average period of 1.4 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested Fiscal 2024 was $21.5 million, compared to $21.5 million, and $12.9 million during Fiscal 2023 and Fiscal 2022 respectively.

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

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average grant date fair value:
—SARs	$6.95	$6.57	$6.94
—Share options	n/a	n/a	n/a
—Premium-priced options	n/a	n/a	n/a
—RSUs	$15.16	$13.79	$13.67
—PRSUs	$16.37	$15.88	$17.23

Inputs to the model:
—Expected volatility - SARs	41.7%	42.8%	43.5%
—Expected volatility - share options	n/a	n/a	n/a
—Expected volatility - premium-priced options	n/a	n/a	n/a
—Expected volatility - PRSUs	31.6%	37.7%	49.1%
—Expected option life for SARs (years)	6.0	6.0	6.0
—Expected option life for share options (years)	n/a	n/a	n/a
—Expected option life for premium-priced options (years)	n/a	n/a	n/a
—Risk-free interest rate:
SARs	4.22%	4.03%	1.91%
Share options	n/a	n/a	n/a
Premium-priced options	n/a	n/a	n/a
PRSUs	4.38%	4.60%	1.72%
19. Equity
Movements in the Company’s number of shares in issue for the year ended December 28, 2024 and December 30, 2023, respectively, were as follows:

	For the year ended
(number of shares)	December 28, 2024	December 30, 2023
Balance as of the beginning of the period	264,259,788	282,578,917
Exercise of share options, net of withholding taxes	1,376,987	2,258,344
Vesting of restricted stock units, net of withholding taxes	1,257,515	1,357,161
Shares repurchased and cancelled	(11,690,303)	(21,934,634)
Balance as of the end of the period	255,203,987	264,259,788
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
In July 2024, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, which expires on December 31, 2025. On August 16, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 23,000,000 ordinary shares of the Company at a price of $16.58 per ordinary share (the “August 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the August 2024 Offering, which closed on August 21, 2024. In connection with the August 2024 Offering, the Company repurchased 7,539,203 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $16.58 per ordinary share for an aggregate consideration of approximately $125.0 million (the “August 2024 Repurchase”), plus costs paid directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $40.0 million under Gates’ secured revolving credit facility. All shares repurchased pursuant to the August 2024 Repurchase were cancelled, and $125.0 million remained available under the share repurchase program as of December 28, 2024.
In April 2023, the Company’s Board of Directors approved a share repurchase program for up to $250 million in authorized share repurchases. On May 17, 2023, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders agreed to sell to the underwriters 22,500,000 ordinary shares of the Company at a price of $11.3975 per ordinary share (the “May 2023 Offering”). The selling shareholders also granted the underwriters an option to purchase up to 3,375,000 additional ordinary shares of the Company; this option was exercised in full on May 18, 2023. The Company did not receive any proceeds from the sale of ordinary shares in the May 2023 Offering, which closed on May 23, 2023. In connection with the May 2023 Offering, the Company repurchased 21,934,634 ordinary shares through Citigroup from the same selling shareholders at a price of $11.3975 per ordinary share for an aggregate consideration of approximately $250.0 million (the “2023 Repurchase”), plus costs paid directly related to the transaction of $1.7 million. This repurchase was funded by cash on hand and a borrowing of $100.0 million under Gates’ former asset-backed revolving credit facility. All shares repurchased pursuant to the 2023 Repurchase have been cancelled.
20. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of January 1, 2022	$36.6	$(836.7)	$(25.1)	$(825.2)	$(23.4)	$(848.6)
Foreign currency translation	(1.2)	(113.3)	—	(114.5)	(42.1)	(156.6)
Cash flow hedges movements	—	—	56.7	56.7	—	56.7
Post-retirement benefit movements	(34.8)	—	—	(34.8)	0.9	(33.9)
Other comprehensive (loss) income	(36.0)	(113.3)	56.7	(92.6)	(41.2)	(133.8)
As of December 31, 2022	0.6	(950.0)	31.6	(917.8)	(64.6)	(982.4)
Foreign currency translation	(3.2)	117.7	—	114.5	(13.8)	100.7
Cash flow hedges movements	—	—	(12.5)	(12.5)	—	(12.5)
Post-retirement benefit movements	(12.7)	—	—	(12.7)	—	(12.7)
Other comprehensive (loss) income	(15.9)	117.7	(12.5)	89.3	(13.8)	75.5
As of December 30, 2023	(15.3)	(832.3)	19.1	(828.5)	(78.4)	(906.9)
Foreign currency translation	(0.1)	(224.5)	—	(224.6)	(19.1)	(243.7)
Cash flow hedges movements	—	—	(16.3)	(16.3)	—	(16.3)
Post-retirement benefit movements	(7.8)	—	—	(7.8)	—	(7.8)
Other comprehensive loss	(7.9)	(224.5)	(16.3)	(248.7)	(19.1)	(267.8)
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)

21. Related party transactions
On October 31, 2024, Blackstone completed a secondary offering which sold to the underwriters 11,635,224 ordinary shares of the Company at a price of $19.3409 per ordinary share (the “October 2024 Offering”). Upon completion of the October 2024 Offering, Blackstone beneficially owned less than 5% of our ordinary shares. As a result, the Support and Services Agreement with Blackstone Management Partners L.L.C. that Gates entered with Blackstone at the time of the initial public offering was terminated. As of December 28, 2024, Blackstone was no longer a related party to Gates under the definition of ASC 850.
A. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Purchases	$(16.0)	$(18.4)	$(16.7)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of December 28, 2024, compared to $0.2 million as of December 30, 2023. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Sales	$42.6	$44.1	$59.0
Purchases	$(14.6)	$(15.4)	$(18.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 28, 2024	As of December 30, 2023
Receivables	$3.7	$3.2
Payables	$(2.8)	$(3.2)
22. Commitments and contingencies
A. Capital and other commitments
As of December 28, 2024, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $8.6 million, compared to $8.7 million as of December 30, 2023, and for the purchase of non-integral computer software amounting to $6.1 million, compared to $1.8 million as of December 30, 2023. As of December 28, 2024, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $62.1 million, compared to $34.9 million as of December 30, 2023.
B. Company–owned life insurance policies
Gates is the beneficiary of a number of company-owned life insurance policies against which it borrows from the relevant life insurance company. As of December 28, 2024, the surrender value of the policies was $934.3 million, compared to $966.5 million as of December 30, 2023, and the amount outstanding on the related loans was $932.2 million, compared to $958.1 million as of December 30, 2023. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $2.1 million, compared to $8.3 million as of December 30, 2023, is included in other receivables.

C. Contingencies
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
D. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of year	$15.7	$4.2	$5.1
Current period provision for expected credit losses	5.8	12.6	0.6
Write-offs charged against allowance	3.4	(1.1)	(1.3)
Foreign currency translation	(0.5)	—	(0.2)
Balance at end of year	$24.4	$15.7	$4.2