Form 10-Q
period 2025-03-29
Gates Industrial Corp plc
filed 2025-04-30
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 28, 2025, there were 257,771,167 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: U.S. government policies, actions or legislation (including the imposition of tariffs), economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement products; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; and our substantial indebtedness, including interest rate risk, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 29, 2025	March 30, 2024
Net sales	$847.6	$862.6
Cost of sales	503.0	532.6
Gross profit	344.6	330.0
Selling, general and administrative expenses	217.3	211.7
Transaction-related expenses	0.4	0.4
Asset impairments	0.6	—
Restructuring expenses	1.6	1.2
Operating income from continuing operations	124.7	116.7
Interest expenses	29.6	37.5
Other expenses (income)	1.3	(1.5)
Income from continuing operations before taxes	93.8	80.7
Income tax expense	25.2	34.5
Net income from continuing operations	68.6	46.2
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.3	0.1
Net income	68.3	46.1
Less: non-controlling interests	6.3	6.1
Net income attributable to shareholders	$62.0	$40.0

Earnings per share
Basic
Earnings per share from continuing operations	$0.24	$0.15
Earnings per share from discontinued operations	—	—
Earnings per share	$0.24	$0.15

Diluted
Earnings per share from continuing operations	$0.24	$0.15
Earnings per share from discontinued operations	—	—
Earnings per share	$0.24	$0.15
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Net income	$68.3	$46.1
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax benefit, respectively, of $0 and $3.1	81.0	(69.4)
—(Loss) gain on net investment hedges, net of tax expense, respectively, of $(2.0) and $(3.0)	(36.6)	16.0
Total foreign currency translation movements	44.4	(53.4)
Cash flow hedges (interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit (expense), respectively, of $0.9 and $(3.4)	(2.7)	10.2
—Reclassification to net income, net of tax benefit, respectively, of $1.7 and $2.2	(5.1)	(6.8)
Total cash flow hedges movements	(7.8)	3.4
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1 and $0.2	(0.2)	(0.4)
Total post-retirement benefits movements	(0.2)	(0.4)
Other comprehensive income (loss)	36.4	(50.4)
Comprehensive income (loss) for the period	$104.7	$(4.3)

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$93.8	$2.7
—Loss arising from discontinued operations	(0.3)	(0.1)
	93.5	2.6
Comprehensive income (loss) attributable to non-controlling interests	11.2	(6.9)
	$104.7	$(4.3)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 29, 2025	As of December 28, 2024
Assets
Current assets
Cash and cash equivalents	$640.2	$682.0
Trade accounts receivable, net	786.2	722.7
Inventories	700.7	676.0
Taxes receivable	35.1	28.6
Prepaid expenses and other assets	205.8	196.7
Total current assets	2,368.0	2,306.0
Non-current assets
Property, plant and equipment, net	583.5	579.5
Goodwill	1,934.0	1,908.9
Pension surplus	5.7	5.7
Intangible assets, net	1,232.5	1,248.6
Right-of-use assets	140.4	139.4
Taxes receivable	20.1	20.7
Deferred income taxes	570.9	553.5
Other non-current assets	30.7	24.0
Total assets	$6,885.8	$6,786.3
Liabilities and equity
Current liabilities
Debt, current portion	$31.6	$39.1
Trade accounts payable	417.0	408.2
Taxes payable	38.6	22.9
Accrued expenses and other current liabilities	223.2	251.3
Total current liabilities	710.4	721.5
Non-current liabilities
Debt, less current portion	2,308.1	2,311.5
Post-retirement benefit obligations	75.8	78.0
Lease liabilities	127.3	127.3
Taxes payable	83.1	82.2
Deferred income taxes	50.0	56.8
Other non-current liabilities	103.2	68.7
Total liabilities	3,457.9	3,446.0
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 257,460,579 (December 28, 2024: authorized shares: 3,000,000,000; outstanding shares: 255,203,987)	2.6	2.6
—Additional paid-in capital	2,616.5	2,618.6
—Accumulated other comprehensive loss	(1,045.7)	(1,077.2)
—Treasury shares	(12.7)	—
—Retained earnings	1,541.6	1,479.6
Total shareholders’ equity	3,102.3	3,023.6
Non-controlling interests	325.6	316.7
Total equity	3,427.9	3,340.3
Total liabilities and equity	$6,885.8	$6,786.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income	$68.3	$46.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.2	54.6
Foreign exchange and other non-cash financing income	(8.2)	(11.1)
Share-based compensation expense	6.1	8.6
Decrease in post-employment benefit obligations, net	(3.0)	(2.2)
Deferred income taxes	(3.1)	(1.1)
Asset impairments	0.6	—
Other operating activities	2.6	(4.8)
Changes in operating assets and liabilities:
—Accounts receivable	(47.3)	(38.7)
—Inventories	(15.4)	(36.9)
—Accounts payable	3.1	(0.4)
—Prepaid expenses and other assets	(22.3)	3.7
—Taxes payable	8.5	(2.3)
—Other liabilities	(34.8)	(36.5)
Net cash provided by (used in) operating activities	7.3	(21.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.5)	(16.0)
Purchases of intangible assets	(8.7)	(2.1)
Cash paid under company-owned life insurance policies	(7.0)	(4.1)
Cash received under company-owned life insurance policies	0.5	2.7
Proceeds from the sale of property, plant and equipment	2.0	—
Other investing activities	(0.3)	—
Net cash used in investing activities	(31.0)	(19.5)
Cash flows from financing activities
Issuance of shares	1.8	2.5
Repurchase of shares	(13.0)	(50.3)
Payments of long-term debt	(4.7)	(104.9)
Employee taxes paid from shares withheld	(11.5)	(2.4)
Dividends paid to non-controlling interests	(2.3)	—
Other financing activities	5.1	6.2
Net cash used in financing activities	(24.6)	(148.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6.6	(8.9)
Net decrease in cash and cash equivalents and restricted cash	(41.7)	(198.3)
Cash and cash equivalents and restricted cash at the beginning of the period	684.8	724.0
Cash and cash equivalents and restricted cash at the end of the period	$643.1	$525.7
Supplemental schedule of cash flow information
Interest paid	$36.5	$45.5
Income taxes paid	$19.7	$36.5
Accrued capital expenditures	$1.1	$1.6
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended March 29, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	62.0	62.0	6.3	68.3
Other comprehensive income	—	—	—	31.5	—	31.5	4.9	36.4
Total comprehensive income	—	—	—	31.5	62.0	93.5	11.2	104.7
Other changes in equity:
—Issuance of shares	—	1.8	—	—	—	1.8	—	1.8
—Shares withheld for employee taxes	—	(11.5)	—	—	—	(11.5)	—	(11.5)
—Repurchase of shares	—	—	(12.7)	—	—	(12.7)	—	(12.7)
—Share-based compensation	—	7.6	—	—	—	7.6	—	7.6
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(2.3)	(2.3)
As of March 29, 2025	$2.6	$2,616.5	$(12.7)	$(1,045.7)	$1,541.6	$3,102.3	$325.6	$3,427.9

	Three months ended March 30, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$—	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	—	40.0	40.0	6.1	46.1
Other comprehensive loss	—	—	—	(37.4)	—	(37.4)	(13.0)	(50.4)
Total comprehensive (loss) income	—	—	—	(37.4)	40.0	2.6	(6.9)	(4.3)
Other changes in equity:
—Issuance of shares	—	2.5	—	—	—	2.5	—	2.5
—Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)	—	(2.4)
—Repurchase and cancellation of shares	—	—	—	—	(50.5)	(50.5)	—	(50.5)
—Share-based compensation	—	6.2	—	—	—	6.2	—	6.2
As of March 30, 2024	$2.6	$2,590.1	$—	$(865.9)	$1,451.8	$3,178.6	$316.8	$3,495.4
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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheet is presented as of March 29, 2025 and December 28, 2024 and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91 day period from December 29, 2024 to March 29, 2025, with comparative information for the 91 day period from December 31, 2023 to March 30, 2024.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 29, 2025 and the results of its operations and cash flows for the periods ended March 29, 2025 and March 30, 2024. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K and should be read in conjunction therewith. The condensed consolidated balance sheet as of December 28, 2024 has been derived from those audited financial statements.
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of March 29, 2025, the collection of $146.5 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $148.6 million as of December 28, 2024. During the three months ended March 29, 2025, we incurred costs in respect of this program of $1.9 million. During the three months ended March 30, 2024, we incurred costs in respect of this program of $3.2 million.
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
•Accounting Standards Update (“ASU”) 2024-03 “Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures”
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an ASU to require disclosure of specified information about certain expense amounts comprising of Cost of sales, and Selling, general and administrative expenses, as well as qualitative description of the remaining expense amounts. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The updated standard is effective for our annual periods beginning in fiscal year 2027 and interim periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures.
•ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”
In October 2023, the FASB issued an ASU to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We do not expect the application of this standard to have a material impact on our consolidated financial statements and disclosures.
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

C. Segment net sales and disaggregated net sales
Sales between reportable segments and the impact of such sales on Adjusted EBITDA for each segment are not included in internal reports presented to the CEO and have therefore not been included below.

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Power Transmission	$527.2	$532.8
Fluid Power	320.4	329.8
Net sales	$847.6	$862.6
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reportable segments, the CEO also reviews net sales information disaggregated by region and by channels.
The following table summarizes our net sales by key geographic region:

	Three months ended March 29, 2025		Three months ended March 30, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$154.3	$168.0	$141.0	$172.0
North America, excluding the U.S.	54.5	44.3	63.1	50.5
South America	21.8	10.0	27.8	9.2
United Kingdom (“U.K.”)	10.3	15.4	10.6	15.8
Luxembourg	62.8	22.8	61.7	22.9
EMEA(1), excluding the U.K. and Luxembourg	85.2	27.7	91.3	29.1
East Asia & India	69.2	20.4	68.6	19.9
Greater China	69.1	11.8	68.7	10.4
Net sales	$527.2	$320.4	$532.8	$329.8
(1)    Europe, Middle East and Africa (“EMEA”).
The following table summarizes our segment net sales into OEM and Replacement channels:

	For the three months ended
	March 29, 2025		March 30, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$349.9	$226.1	$348.6	$221.9
OEM	177.3	94.3	184.2	107.9
Net sales	$527.2	$320.4	$532.8	$329.8
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income from continuing operations for the period before net interest and other expenses (income), income taxes, depreciation and amortization.

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
•credit loss related to a customer bankruptcy; and
•inventory adjustments related to certain inventories accounted for on a Last-in First-out (“LIFO”) basis.
Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Power Transmission	$116.7	$119.0
Fluid Power	70.6	76.6
Adjusted EBITDA	$187.3	$195.6
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	March 29, 2025			March 30, 2024
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$527.2	$320.4	$847.6	$532.8	$329.8	$862.6
Adjusted cost of sales (1)	(308.8)	(194.0)	(502.8)	(318.5)	(200.3)	(518.8)
Adjusted selling, general and administrative expenses (2)	(114.4)	(66.6)	(181.0)	(108.3)	(64.9)	(173.2)
Depreciation and software amortization	12.7	10.8	23.5	12.9	12.0	24.9
Credit gain related to customer bankruptcy (included in SG&A) (3)	—	—	—	0.1	—	0.1
Adjusted EBITDA	$116.7	$70.6	$187.3	$119.0	$76.6	$195.6
(1)    Adjusted cost of sales excluded inventory impairments and adjustments primarily related to the reversal of the adjustment to remeasure certain inventories on a LIFO basis, and restructuring-related expenses (included in cost of sales).
(2)    Adjusted selling, general and administrative expenses excluded acquired intangible assets amortization, share-based compensation expense, and restructuring-related expenses (included in SG&A).
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

Reconciliation of net income from continuing operations before taxes to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Income from continuing operations before taxes	$93.8	$80.7
Interest expense	29.6	37.5
Other expenses (income)	1.3	(1.5)
Operating income from continuing operations	124.7	116.7
Depreciation and amortization	52.2	54.6
Transaction-related expenses (1)	0.4	0.4
Asset impairments	0.6	—
Restructuring expenses	1.6	1.2
Share-based compensation expense	6.1	8.6
Inventory write-offs and adjustments (included in cost of sales) (2)	(1.0)	13.9
Restructuring-related expenses (included in cost of sales)	1.2	—
Restructuring-related expenses (included in SG&A)	1.5	0.1
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	0.1
Adjusted EBITDA	$187.3	$195.6
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory write-offs and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis. During the three months ended March 29, 2025, the Company experienced a decrease in inventory values, that resulted in the liquidation of a LIFO inventory layer. This LIFO liquidation did not have a significant effect on net income.
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
4. Restructuring and restructuring-related expenses
Gates continues to undertake various restructuring and restructuring-related initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our selling, general and administrative (“SG&A”) back-office functions and relocate certain operations to lower cost locations.

Overall costs associated with our restructuring and other restructuring-related initiatives have been recognized in the condensed consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Restructuring expenses:
—Severance expense	$0.1	$(0.6)
—Professional service fees	1.3	1.0
—Other net restructuring expenses	0.2	0.8
Total restructuring expenses	1.6	1.2

Asset impairments related to restructuring	0.6	—
Total restructuring expenses and asset impairments	$2.2	$1.2

Other restructuring-related expenses:
—Severance and restructuring-related expenses included in cost of sales	$1.2	$—
—Severance and restructuring-related expenses included in SG&A	1.5	0.1
Total restructuring-related expenses	$2.7	$0.1
Restructuring and other restructuring-related expenses during the three months ended March 29, 2025 primarily included $2.3 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees.
Restructuring and other restructuring-related expenses during the three months ended March 30, 2024 related to professional service fees, relocation of certain production activities in Mexico, and other restructuring costs associated with prior period facility closures or relocations in several countries.
Restructuring activities
As indicated above, restructuring expenses form a subset of our total expenses related to restructuring and other restructuring-related initiatives. Analyzed by segment, our restructuring expenses and restructuring-related asset impairments were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Power Transmission	$1.2	$0.3
Fluid Power	1.0	0.9
Total restructuring expenses and asset impairments	$2.2	$1.2

The following summarizes the reserve for restructuring expenses for the three months ended March 29, 2025 and March 30, 2024, respectively:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Balance as of the beginning of the period	$2.8	$5.1
Utilized during the period	(1.6)	(2.7)
Charge for the period	1.7	1.9
Released during the period	(0.1)	(0.7)
Foreign currency translation	0.1	(0.1)
Balance as of the end of the period	$2.9	$3.5
Restructuring reserves, which are expected to be utilized during 2025, are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 29, 2025, we had an income tax expense of $25.2 million on pre-tax income of $93.8 million, which resulted in an effective tax rate of 26.9%, compared to an income tax expense of $34.5 million on pre-tax income of $80.7 million, which resulted in an effective tax rate of 42.8% for the three months ended March 30, 2024.
For the three months ended March 29, 2025, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by net discrete tax expense of $0.1 million, comprised of a discrete tax benefit of $6.0 million related to excess tax benefits on stock option exercises and $0.1 million related to other net discrete benefits, offset by discrete expenses of $5.2 million primarily related to changes in the realizability of certain deferred tax assets and $1.0 million related to net unrecognized tax benefits. For the three months ended March 30, 2024, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by discrete tax expenses of $11.7 million, of which $9.1 million related to changes in the realizability of certain deferred tax assets, $1.4 million related to net unrecognized tax benefits, and $1.2 million related to other net discrete expenses.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 29, 2025, it is more likely than not that deferred tax assets in Türkiye are not realizable. Accordingly, we recognized a valuation allowance and recorded a $4.8 million discrete expense. As a result of changes in future taxable profits against which net operating losses can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.

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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 29, 2025	March 30, 2024
Net income attributable to shareholders	$62.0	$40.0

Weighted average number of shares outstanding	255,790,177	262,674,227
Dilutive effect of share-based awards	5,777,729	4,761,304
Diluted weighted average number of shares outstanding	261,567,906	267,435,531

Number of anti-dilutive shares excluded from diluted earnings per share calculation	1,258,485	4,034,246

Basic earnings per share	$0.24	$0.15
Diluted earnings per share	$0.24	$0.15
7. Inventories

(dollars in millions)	As of March 29, 2025	As of December 28, 2024
Raw materials and supplies	$196.6	$194.3
Work in progress	47.0	43.1
Finished goods	457.1	438.6
Total inventories	$700.7	$676.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2024	$1,257.5	$651.4	$1,908.9
Foreign currency translation	21.5	3.6	25.1
As of March 29, 2025	$1,279.0	$655.0	$1,934.0

9. Intangible assets

	As of March 29, 2025			As of December 28, 2024
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,939.0	$(1,234.8)	$704.2	$1,921.5	$(1,194.7)	$726.8
—Technology	90.6	(90.6)	—	90.5	(90.5)	—
—Capitalized software	148.3	(89.4)	58.9	138.2	(85.8)	52.4
	2,177.9	(1,414.8)	763.1	2,150.2	(1,371.0)	779.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,691.3	$(1,458.8)	$1,232.5	$2,663.6	$(1,415.0)	$1,248.6
During the three months ended March 29, 2025, the amortization expense recognized in respect of intangible assets was $31.4 million, compared to $32.5 million for the three months ended March 30, 2024. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $7.2 million for the three months ended March 29, 2025, compared to a decrease of $8.8 million for the three months ended March 30, 2024.
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
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets. We designate certain of our currency swaps as net investment hedges and designate our interest rate swaps as cash flow hedges. The gain or loss on the designated derivative instrument is recognized in other comprehensive income (“OCI”) and reclassified into net income in the same period or periods during which the hedged transaction affects earnings.
Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in net income in each period.
The period end fair values of derivative financial instruments were as follows:

	As of March 29, 2025					As of December 28, 2024
(dollars in millions)	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives designated as hedging instruments:
—Currency swaps	$14.4	$—	$—	$(68.2)	$(53.8)	$16.3	$1.3	$—	$(37.0)	$(19.4)
—Interest rate swaps	6.8	—	(4.0)	(3.5)	(0.7)	13.4	0.2	(6.2)	(0.3)	7.1

Derivatives not designated as hedging instruments:
—Currency forward contracts	2.4	—	(0.6)	—	1.8	2.1	—	(0.4)	—	1.7
	$23.6	$—	$(4.6)	$(71.7)	$(52.7)	$31.8	$1.5	$(6.6)	$(37.3)	$(10.6)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our European and Chinese operations. In July 2024, we executed a new USD-EUR fixed-to-fixed cross currency swap with a notional principal amount of €277.4 million with a contract term from August 2, 2024 to August 2, 2029. In November 2023, we executed a USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of ¥1,784.0 million with a contract term from November 30, 2023 to November 30, 2026. During November 2022, we executed additional cross currency swaps with the notional principal amount of €501.6 million and contract term from November 16, 2022 to November 16, 2027. During March 2022, we extended our cross currency swaps with the notional principal amount of €254.5 million existing at that time, which originally matured in March 2022, to now mature on March 31, 2027. As of both March 29, 2025 and December 28, 2024, the aggregated notional principal amounts of the cross currency swaps were €1,033.5 million and ¥1,784.0 million.
The fair value gain before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Net fair value (loss) gain recognized in OCI in relation to:
—Designated cross currency swaps	$(34.6)	$19.0
Total net fair value (loss) gain	$(34.6)	$19.0
During the three months ended March 29, 2025, a net gain of $4.8 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $3.2 million during the three months ended March 30, 2024.
B. Instruments designated as cash flow hedges
We use interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. As of both March 29, 2025 and December 28, 2024, we held pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1,255.0 million. Interest rate swaps with a notional amount of $870.0 million run from June 30, 2020 through June 30, 2025, while interest rate swaps with a notional amount of $385.0 million have a contract term from November 16, 2022 to November 16, 2027.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Movement recognized in OCI in relation to:
—Fair value (loss) gain on cash flow hedges	$(3.6)	$13.6
—Reclassification from OCI to net income	(6.8)	(9.0)
Total movement	$(10.4)	$4.6
C. Derivative instruments not designated as hedging instruments
We do not designate our currency forward contracts, which are used primarily in respect of operational currency exposures related to payables, receivables and material procurement, or the currency swap contracts that are used to manage the currency profile of Gates’ cash, as hedging instruments for the purposes of hedge accounting.
As of March 29, 2025 and December 28, 2024, there were no outstanding currency swaps.
As of March 29, 2025, the notional amount of outstanding currency forward contracts that are used to manage operational foreign exchange exposures was $180.7 million, compared to $147.5 million as of December 28, 2024.

The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Fair value gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$1.4	$2.1
Total	$1.4	$2.1

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
The carrying amount and fair value of our debt are set out below:

	As of March 29, 2025		As of December 28, 2024
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$31.6	$31.4	$39.1	$38.7
Non-current	2,308.1	2,327.6	2,311.5	2,314.3
	$2,339.7	$2,359.0	$2,350.6	$2,353.0
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

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of March 29, 2025
Derivative assets	$—	$23.6	$23.6
Derivative liabilities	$—	$(76.3)	$(76.3)
Cash equivalents	$—	$25.2	$25.2

As of December 28, 2024
Derivative assets	$—	$33.3	$33.3
Derivative liabilities	$—	$(43.9)	$(43.9)
Cash equivalents	$41.5	$30.8	$72.3
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
D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three months ended March 29, 2025, we recognized an asset impairment of $0.6 million related to restructuring actions. No significant impairment was recognized during the three months ended March 30, 2024. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.

12. Debt

(dollars in millions)	As of March 29, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,296.8	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	562.0	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,358.8	2,363.5
Deferred issuance costs	(31.9)	(33.2)
Accrued interest	12.8	20.3
Total carrying value of debt	2,339.7	2,350.6
Debt, current portion	31.6	39.1
Debt, less current portion	$2,308.1	$2,311.5

Weighted average interest rate	6.24%	6.44%
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
Debt issuances and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loans and our secured revolving credit facility. As part of this amendment, we upsized the revolving credit commitments and issued a new tranche of $1,300.0 million of dollar-denominated term loans (the “2024 Dollar Term Loans”). The proceeds of the 2024 Dollar Term Loans were used to extinguish the entire outstanding principal balance of dollar-denominated term loans of $1,232.6 million, which was issued on February 24, 2021 (the “2021 Dollar Term Loans”), plus $1.1 million of accrued interest and to redeem a portion of the Dollar Senior Notes due 2026 (as defined below). We issued the 2024 Dollar Term Loans with no discount and incurred third-party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
Under the credit agreement amendment, we also repriced our dollar-denominated term loans drawn on November 16, 2022 (the “2022 Dollar Term Loans”), reducing the interest rate spread by 75 basis points from Term SOFR plus 3.00% to Term SOFR plus 2.25%. Third party costs of $0.9 million incurred with the 2022 Dollar Term Loans repricing were recognized in interest expense.
Additionally, as part of the June 2024 amendment to our credit agreement, we increased borrowing capacity under our revolving credit facility from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 (as defined below) are outstanding. We incurred associated third-party costs of approximately $2.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the revolving credit facility. Concurrently with this amendment, we terminated the $250.0 million asset-backed revolving credit facility governed by the second amended and restated credit agreement dated as of July 3, 2014 (as amended and restated). The termination of our asset-backed revolving credit facility resulted in the accelerated recognition of $1.0 million of deferred issuance costs (recognized in interest expense).

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
As of March 29, 2025, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.07% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of March 29, 2025, the 2022 Dollar Term Loans’ interest rate as of March 29, 2025 was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.07% per annum.
The 2022 Dollar Term Loans and 2024 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the three months ended March 29, 2025, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $3.3 million and $1.4 million, respectively. During the three months ended March 30, 2024, we made amortization payments against the 2021 Dollar Term Loans and 2022 Dollar Term Loans of $3.5 million and $1.4 million, respectively.
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
Unsecured Senior Notes
As of March 29, 2025, we had $500.0 million of Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.

Prior to July 1, 2026, we may redeem the Dollar Senior Notes due 2029, at our option, in whole at any time or in part from time to time, at a “make-whole” redemption price. In addition, on or subsequent to July 1, 2026, we may redeem the Dollar Senior Notes due 2029, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption price
On or subsequent to:
—July 1, 2026	103.438%
—July 1, 2027	101.719%
—July 1, 2028 and thereafter	100.000%
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to July 1. 2026, to redeem up to 40% of the Dollar Senior Notes due 2029 at a redemption price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
Upon the occurrence of specified types of change of control or of certain qualifying asset sales, the holders of the Dollar Senior Notes due 2029 will have the right to require us to make an offer to repurchase each holder's notes at a price equal to 101% (in the case of a change of control offer) or 100% (in the case of an asset sale offer) of their principal amount, plus accrued and unpaid interest.
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
On January 21, 2025, we amended our credit agreement to lower the margin with respect to the revolving loans by 50 basis points compared to the previous term. The revolving loans bear interest at our option either Term SOFR (subject to a floor of —%) plus a margin of 1.75% per annum or the base rate plus 0.75% per annum. The applicable margin for the revolving credit facility borrowings will be subject to one 25 basis point step down determined in accordance with Gates Industrial Holdco Limited achieving a certain consolidated first lien net leverage level.
The letters of credit outstanding under this facility were $28.8 million and $28.2 million as of March 29, 2025 and December 28, 2024, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.4 million as of March 29, 2025, compared to $12.3 million as of December 28, 2024.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost for pensions and other post-retirement benefits were as follows:

	Three months ended March 29, 2025			Three months ended March 30, 2024
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$1.0	$—	$1.0
Reported outside of operating income:
—Interest cost	6.1	0.3	6.4	6.1	0.3	6.4
—Expected return on plan assets	(5.7)	—	(5.7)	(6.5)	—	(6.5)
—Net amortization of prior period losses (gains)	0.5	(0.8)	(0.3)	0.2	(0.8)	(0.6)
Net periodic benefit cost (income)	$1.9	$(0.5)	$1.4	$0.8	$(0.5)	$0.3

Cash Contributions	$3.5	$0.9	$4.4	$1.6	$1.0	$2.6
The components of the above net periodic benefit cost for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expenses (income) line in the condensed consolidated statement of operations.
For 2025 as a whole, we expect to contribute approximately $10.8 million to our defined benefit pension plans and approximately $2.8 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended March 29, 2025, we recognized a charge of $6.1 million compared to $8.6 million during the three months ended March 30, 2024.
Awards issued under the 2014 Gates Industrial Corporation plc Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I, Tier II and IV options all vested, while the performance conditions associated with Tier III were not achieved and therefore expired during 2022. All the options expire ten years after the date of grant.
Due to Chinese regulatory restrictions on foreign stock ownership, awards granted under this plan to Chinese employees have been issued as stock appreciation rights (“SARs”). The terms of these SARs are identical to those of the options described above with the exception that no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs have the same vesting terms as the Tier II, III and IV option awards described above. All Tier III SARs expired during 2022 as the specific performance conditions were not achieved.
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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The outstanding PRSUs provide that 75% of the award will generally vest if Gates achieves a certain level of average annual adjusted return on invested capital as defined in the plan (“Adjusted ROIC”) and the remaining 25% of the PRSUs will generally vest if Gates achieves certain relative total shareholder return (“Relative TSR”) goals, in each case, measured over a three-year performance period and subject to the participant’s continued employment through the end of the performance period. The total number of PRSUs that vest at the end of the performance period will range from 0% to 200% of the target based on actual performance against a pre-established scale.

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Three months ended March 29, 2025
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,557,018	$6.95
—Tier II	2014 Plan	1,722,639	$7.00
—Tier IV	2014 Plan	1,660,742	$10.48
—SARs	Both plans	603,393	$10.79
—Share options	2018 Plan	1,480,065	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		7,859,326	$10.70
Granted during the period:
—SARs	2018 Plan	29,100	$21.64
		29,100	$21.64
Exercised during the period:
—Tier I	2014 Plan	(1,037,563)	$6.69
—Tier II	2014 Plan	(1,097,986)	$6.69
—Tier IV	2014 Plan	(22,324)	$19.24
—SARs	Both Plans	(1,532)	$14.42
—Share options	2018 Plan	(29,940)	$14.75
		(2,189,345)	$6.94
Outstanding at the end of the period:
—Tier I	2014 Plan	519,455	$7.46
—Tier II	2014 Plan	624,653	$7.54
—Tier IV	2014 Plan	1,638,418	$10.36
—SARs	Both plans	630,961	$11.28
—Share options	2018 Plan	1,450,125	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		5,699,081	$12.21

Exercisable at the end of the period		5,632,056	$12.14
Vested and expected to vest at the end of the period		5,698,403	$12.19
As of March 29, 2025, the aggregate intrinsic value of options that were exercisable was $35.9 million, and these options had a weighted average remaining contractual term of 2.7 years. As of March 29, 2025, the aggregate intrinsic value of options that were vested or expected to vest was $36.0 million, and these options had a weighted average remaining contractual term of 2.8 years.
As of March 29, 2025, the unrecognized compensation charge relating to the nonvested options was $0.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.
During the three months ended March 29, 2025, cash of $1.8 million received in relation to the exercise of vested options, compared to $2.5 million during the three months ended March 30, 2024. The aggregate intrinsic value of options exercised during the three months ended March 29, 2025 was $13.9 million compared to $1.8 million during the three months ended March 30, 2024.

Summary of movements in RSUs and PRSUs outstanding

	Three months ended March 29, 2025
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	2,570,852	$14.45
—PRSUs	1,028,146	$17.03
	3,598,998	$15.19
Granted during the period:
—RSUs	848,847	$21.63
—PRSUs	279,404	$23.55
	1,128,251	$22.10
Adjusted for performance during the period:
—PRSUs	60,274	$17.23
	60,274	$17.23
Forfeited during the period:
—RSUs	(46,365)	$13.88
—PRSUs	(34,726)	$16.10
	(81,091)	$14.83
Vested during the period:
—RSUs	(980,612)	$14.85
—PRSUs	(347,337)	17.23
	(1,327,949)	$15.47
Outstanding at the end of the period:
—RSUs	2,392,722	$16.84
—PRSUs	985,761	$18.85
	3,378,483	$17.43
As of March 29, 2025, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $42.1 million, which is expected to be recognized over a weighted average period of 1.8 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended March 29, 2025 was $20.5 million, compared to $15.1 million during the three months ended March 30, 2024, respectively.

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

	Three months ended
	March 29, 2025	March 30, 2024
Weighted average grant date fair value:
—SARs	$9.96	$6.95
—RSUs	$21.63	$14.87
—PRSUs	$23.55	$16.37

Inputs to the model:
—Expected volatility — SARs	41.1%	41.7%
—Expected volatility — PRSUs	31.6%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.1%	4.2%
PRSUs	4.0%	4.4%
15. Equity
Movements in the Company’s number of shares in issue for the three months ended March 29, 2025 and March 30, 2024, respectively, were as follows:

	Three months ended
(number of shares)	March 29, 2025	March 30, 2024
Balance as of the beginning of the period	255,203,987	264,259,788
Net shares issued for share option exercises	1,217,232	288,743
Vesting of restricted stock units, net of withholding taxes	1,039,360	847,345
Shares repurchased and cancelled	—	(4,151,100)
Balance as of the end of the period	257,460,579	261,244,776
In February 2024, the Company’s Board approved a share repurchase program for up to $100.0 million in authorized share repurchases, with an expiration date of October 6, 2024. On February 12, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 20,125,000 ordinary shares of the Company at a price of $12.045 per ordinary share (the “February 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the February 2024 Offering, which closed on February 16, 2024. In connection with the February 2024 Offering, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “February 2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the February 2024 Repurchase were cancelled.
In July 2024, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, which expires on December 31, 2025. On August 16, 2024, the Company, certain selling shareholders affiliated with Blackstone, and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 23,000,000 ordinary shares of the

Company at a price of $16.58 per ordinary share (the “August 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the August 2024 Offering, which closed on August 21, 2024. In connection with the August 2024 Offering, the Company repurchased 7,539,203 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $16.58 per ordinary share for an aggregate consideration of approximately $125.0 million (the “August 2024 Repurchase”), plus costs paid directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $40.0 million under Gates’ secured revolving credit facility. All shares repurchased pursuant to the August 2024 Repurchase were cancelled.
During the three months ended March 29, 2025, the Company repurchased 672,911 shares under the existing share repurchase program in the open market at a total cost of approximately $12.9 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased were pending cancellation and approximately $112.1 million remained available under the share repurchase program as of March 29, 2025.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1056.8)	$2.8	$(1077.2)	$(97.5)	$(1174.7)
Foreign currency translation	(1.4)	40.9	—	39.5	4.9	44.4
Cash flow hedges movements	—	—	(7.8)	(7.8)	—	(7.8)
Post-retirement benefit movements	(0.2)	—	—	(0.2)	—	(0.2)
Other comprehensive (loss) income	(1.6)	40.9	(7.8)	31.5	4.9	36.4
As of March 29, 2025	$(24.8)	$(1,015.9)	$(5.0)	$(1,045.7)	$(92.6)	$(1,138.3)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	0.1	(40.5)	—	(40.4)	(13.0)	(53.4)
Cash flow hedges movements	—	—	3.4	3.4	—	3.4
Post-retirement benefit movements	(0.4)	—	—	(0.4)	—	(0.4)
Other comprehensive (loss) income	(0.3)	(40.5)	3.4	(37.4)	(13.0)	(50.4)
As of March 30, 2024	$(15.6)	$(872.8)	$22.5	$(865.9)	$(91.4)	$(957.3)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Purchases	$(3.7)	$(4.0)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of March 29, 2025, compared to payables of $0.1 million as of December 28, 2024. No dividends were received from our equity method investees during the periods presented.

B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Sales	$10.5	$9.6
Purchases	$(3.9)	$(3.7)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 29, 2025	As of December 28, 2024
Receivables	$4.0	$3.7
Payables	$(3.2)	$(2.8)
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
B. Warranties
The following summarizes the movements in the warranty liability for the three months ended March 29, 2025 and March 30, 2024, respectively:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Balance as of the beginning of the period	$16.4	$15.9
Charge for the period	2.1	2.4
Payments made	(1.6)	(2.4)
Foreign currency translation	0.1	(0.2)
Balance as of the end of the period	$17.0	$15.7

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” above and Part I, Item 1A. “Risk Factors” in our annual report.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse replacement channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from replacement channels. Our products are used in applications across numerous end markets, including: automotive replacement, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to replacement markets. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
During the three months ended March 29, 2025, sales into replacement channels accounted for approximately 68% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 29, 2025, sales into OEM channels accounted for approximately 32% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.
During the three months ended March 29, 2025, our replacement channel sales grew modestly, and personal mobility had strong growth while we continued to experience ongoing softness in certain industrial end markets.
Our global operating footprint and worldwide sales reach expose us to risks associated with trade conflicts between the U.S. and its trading partners. Escalating global trade conflicts due to recent U.S. and retaliatory tariffs and geopolitical tensions have led to, and may continue to lead to, inflationary pressures, uncertainty, and volatility in the market and, therefore, could impact our operations, supply chain and financial performance. While we have not experienced a significant change in customer demand or significant disruptions to our supply chain, we have begun to experience cost increases and expect additional costs, primarily for our businesses in North America and China. We are taking actions to mitigate the impact of tariffs through price increases and adjustments to our supply chain and operations, and intend to offset any incremental tariff impacts for the remainder of the year. Whether these strategies or other effects of the tariffs will impact customer behaviors, including future demand for our products, remains uncertain. We will continue to monitor and evaluate risks related to the tariffs and any resulting impact on macroeconomic conditions and our business. For further information regarding the risks and uncertainties associated with U.S. government policies, actions or legislation, please refer to “Part II - Item 1A: Risk Factors” included elsewhere in this quarterly report.
Global conflicts, such as the conflict between Russia and Ukraine, and sanctions and counter-sanctions imposed in response, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict.
Results for the three months ended March 29, 2025 compared to the results for the three months ended March 30, 2024
Summary Gates Performance

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Net sales	$847.6	$862.6
Cost of sales	503.0	532.6
Gross profit	344.6	330.0
Selling, general and administrative expenses	217.3	211.7
Transaction-related expenses	0.4	0.4
Asset impairments	0.6	—
Restructuring expenses	1.6	1.2
Operating income from continuing operations	124.7	116.7
Interest expense	29.6	37.5
Other expenses (income)	1.3	(1.5)
Income from continuing operations before taxes	93.8	80.7
Income tax expense	25.2	34.5
Net income from continuing operations	$68.6	$46.2

Adjusted EBITDA(1)	$187.3	$195.6
(1)    See “—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income from continuing operations, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended March 29, 2025 were $847.6 million, compared to $862.6 million during the prior year period, a decrease of 1.7%, or $15.0 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended March 30, 2024	$532.8	$329.8	$862.6
Currency translation	(16.9)	(9.8)	(26.7)
Volume	8.8	(2.8)	6.0
Pricing	2.5	3.2	5.7
Three months ended March 29, 2025	$527.2	$320.4	$847.6

Cost of sales
Cost of sales for the three months ended March 29, 2025 was $503.0 million, compared to $532.6 million for the prior year period, a decrease of 5.6%, or $29.6 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended March 30, 2024	$532.6
Currency translation	(17.9)
Volume	6.3
Manufacturing performance	1.0
Mix	(4.3)
Other	(14.7)
Three months ended March 29, 2025	$503.0
Selling, general and administrative (“SG&A”) expenses
SG&A expenses for the three months ended March 29, 2025 were $217.3 million compared to $211.7 million for the prior year period. This increase of $5.6 million was primarily attributable to higher corporate-owned life insurance related expenses of $6.6 million, and higher consulting and professional fees of $1.7 million. This increase was partially offset by lower stock based compensation of $2.5 million during the three months ended March 29, 2025 compared to prior year period.
Transaction-related expenses
Transaction-related expenses for the three months ended March 29, 2025 were $0.4 million compared to $0.4 million for the prior year period. Transaction-related expenses incurred during the three months ended March 29, 2025 were primarily related to certain non-recurring debt related costs. Transaction-related expenses incurred during the three months ended March 30, 2024 primarily related to a secondary offering by a selling shareholder.
Restructuring expenses
Restructuring and other restructuring-related expenses during the three months ended March 29, 2025 primarily included $2.3 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees.
Restructuring and other restructuring-related expenses during the three months ended March 30, 2024 related to professional service fees, relocation of certain production activities in Mexico, and other restructuring costs associated with prior period facility closures or relocations in several countries.
Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Debt:
Dollar Term Loans	$16.7	$24.6
Dollar Senior Notes	8.7	8.9
	25.4	33.5
Amortization of deferred issuance costs	1.5	3.2
Other interest expense	2.7	0.8
	$29.6	$37.5

Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest on debt for the three months ended March 29, 2025 decreased when compared to the comparable prior year period, primarily due to the combination of favorable impact of derivatives and lower interest rates applicable on the floating rate Dollar Term Loans. Amortization of deferred issuance costs during the three months ended March 30, 2024 included the accelerated amortization of $1.0 million due to the $100.0 million repayment against our 2021 Dollar Term Loans (as defined below) in February 2024.
Other expenses (income)
Our other expenses (income) were as follows:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Interest income on bank deposits	$(2.2)	$(5.7)
Foreign currency loss (gain) on net debt and hedging instruments	2.1	(0.8)
Net adjustments related to post-retirement benefits	0.4	(0.7)
Foreign currency loss on hyperinflation remeasurement	1.0	3.4
Other	—	2.3
	$1.3	$(1.5)
Other expenses for the three months ended March 29, 2025 were $1.3 million, compared to $1.5 million of income in the prior year period. This change was driven primarily by the impact of lower interest income on bank deposits compared to the prior year period due to lower interest rates, and unfavorable net movements in foreign currency exchange rates on net debt and hedging instruments. The decrease was partially offset by a lower foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies, specifically Argentina and Türkiye.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 29, 2025, we had an income tax expense of $25.2 million on pre-tax income of $93.8 million, which resulted in an effective tax rate of 26.9%, compared to an income tax expense of $34.5 million on pre-tax income of $80.7 million, which resulted in an effective tax rate of 42.8% for the three months ended March 30, 2024.
For the three months ended March 29, 2025, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by net discrete tax expense of $0.1 million comprised of a discrete tax benefit of $6.0 million related to excess tax benefits on stock option exercises and $0.1 million related to other net discrete benefits, offset by discrete expenses of $5.2 million primarily related to changes in the realizability of certain deferred tax assets and $1.0 million related to net unrecognized tax benefits. For the three months ended March 30, 2024, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by discrete tax expenses of $11.7 million, of which $9.1 million related to changes in the realizability of certain deferred tax assets, $1.4 million related to net unrecognized tax benefits, and $1.2 million related to other net discrete expenses.
Numerous foreign jurisdictions, including the U.K., have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2025 to have a materially adverse impact on our results of operations, financial position or cash flows.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of March 29, 2025, it is more likely than not that deferred tax assets in Türkiye are not realizable. Accordingly, we recognized a valuation allowance and recorded a $4.8 million discrete expense. As a result of changes in future taxable profits against which net operating losses can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.
Analysis by Operating Segment
Power Transmission (62.2% of Gates’ net sales for the three months ended March 29, 2025)

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024	Period over Period Change
Net sales	$527.2	$532.8	(1.1%)
Adjusted EBITDA	$116.7	$119.0	(1.9%)
Adjusted EBITDA margin	22.1%	22.3%
Net sales in Power Transmission for the three months ended March 29, 2025 decreased by 1.1%, or $5.6 million, compared to the prior year period. Net sales in Power Transmission experienced a $8.8 million increase driven by higher volumes and a $2.5 million benefit from favorable pricing. Power Transmission’s net sales were adversely impacted by movements in average currency exchange rates of $16.9 million. As such, core sales increased by 2.1%, or $11.3 million.
Power Transmission’s core sales growth was primarily driven by higher sales to customers in our replacement channels, which increased by 3.6% during the three months ended March 29, 2025 compared to the prior year period. Sales to our automotive replacement channel contributed most of the growth, with an increase of 5.8% in core sales. Industrial OEM sales also grew by 12.0% as compared to the prior year period primarily in EMEA. Power Transmission experienced an increase of sales in personal mobility and automotive end markets of 40.4% and 2.3%, respectively. The majority of the personal mobility growth was focused in EMEA, while the automotive end market grew most significantly in North America, with an increase of 10.8% during the three months ended March 29, 2025 compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended March 29, 2025 decreased by 1.9%, or $2.3 million, compared to the prior period. This decrease was driven primarily by a combination of increased SG&A expenses and the adverse net impact of movements in average currency exchange rates, partially offset by favorable benefits from pricing and enterprise initiatives that favorably impacted manufacturing performance. As a result, Adjusted EBITDA margin for the three months ended March 29, 2025 was 22.1%, a 20 basis point decrease from the prior year period Adjusted EBITDA margin of 22.3%.

Fluid Power (37.8% of Gates’ net sales for the three months ended March 29, 2025)

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024	Period over Period Change
Net sales	$320.4	$329.8	(2.9%)
Adjusted EBITDA	$70.6	$76.6	(7.8%)
Adjusted EBITDA margin	22.0%	23.2%
Net sales in Fluid Power for the three months ended March 29, 2025 decreased by 2.9%, or $9.4 million. Lower volumes drove $2.8 million of the decrease, which was more than offset by a $3.2 million benefit from pricing. Impact by movements in average currency exchange rates of $9.8 million was the primary driver of Fluid Power’s net sales decline. As such, core sales increased by 0.1%, or $0.4 million, compared to the prior year period.
Fluid Power’s core sales increase in the three months ended March 29, 2025 was primarily driven by increases in sales to customers in our replacement channel. Sales to our automotive replacement customers grew by 14.7% compared to the prior year period, predominately from North America and EMEA. The increase was partially offset by a 10.4% decrease in industrial OEM channel compared to the prior year period, particularly focused in North America. The core sales to our industrial end markets experienced a moderate decline of 2.4% compared to prior year period, primarily driven by construction, energy and agriculture end markets.
Fluid Power Adjusted EBITDA for the three months ended March 29, 2025 decreased by 7.8%, or $6.0 million, compared to the prior year period. The decrease in Adjusted EBITDA was driven primarily by a combination of lower absorption of fixed costs and volumes, partially offset by favorable benefits from pricing and favorable mix of replacement channel sales to OEM channel sales. The Adjusted EBITDA margin consequently decreased by 120 basis points compared to the prior year period.
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

Cash Flow
Three months ended March 29, 2025 compared to the three months ended March 30, 2024
Cash provided by operating activities was $7.3 million during the three months ended March 29, 2025 compared to cash used in operating activities of $21.0 million during the prior year period, driven primarily by a favorable $16.4 million in trade working capital movement, a decrease of $16.8 million in income taxes paid, and a decrease of $9.0 million interest paid compared to the prior year period.
Net cash used in investing activities during the three months ended March 29, 2025 was $31.0 million, compared to $19.5 million in the prior year period. The increase of cash used in investing activities was primarily driven by increased capital expenditures of $8.1 million and a $5.1 million increase in net cash paid under company-owned life insurance policies compared to the prior year period.
Net cash used in financing activities was $24.6 million during the three months ended March 29, 2025, compared to $148.9 million in the prior year period. Current year outflows were primarily related to the $13.0 million paid to acquire shares under our share repurchase program, $4.7 million debt repayment, and $11.5 million of employee taxes paid from share withheld on exercised options.
Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 29, 2025	As of December 28, 2024	As of March 29, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,289.6	$1,290.0	$1,296.8	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	548.3	548.0	562.0	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	501.8	512.6	500.0	500.0
	$2,339.7	$2,350.6	$2,358.8	$2,363.5

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
Debt issuances and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loans and our secured revolving credit facility. As part of this amendment, we upsized the revolving credit commitments and issued the 2024 Dollar Term Loans. The proceeds of the 2024 Dollar Term Loans were used to extinguish the entire outstanding principal balance of the 2021 Dollar Term Loans plus $1.1 million of accrued interest and to redeem a portion of the Dollar Senior Notes due 2026 (as defined below). We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).

On June 4, 2024, we also issued new Dollar Senior Notes due 2029 of $500.0 million (the “Dollar Senior Notes due 2029”), and fully redeemed our existing Dollar Senior Notes due 2026 of $568.0 million aggregate principal amount (the “Dollar Senior Notes due 2026”), which included the payment of $13.7 million of accrued interest thereon. We issued the new Dollar Senior Notes with no discount and incurred third party costs of approximately $7.6 million, which have been deferred and will be amortized to interest expense over the remaining term of the new Dollar Senior Notes using the effective interest method. The redemption of our Dollar Senior Notes due 2026 resulted in the accelerated recognition of $2.6 million of deferred issuance costs (recognized in interest expense).
In February 2024, we made a voluntary principal debt repayment of $100.0 million against our 2021 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $1.0 million of deferred issuance costs (recognized in interest expense).
Amendments to credit agreements
On January 21, 2025, we amended our credit agreement to lower the margin with respect to the Revolving Credit Loans by 50 basis points compared to the previous term. The Revolving Credit Loans bear interest at our option either Term SOFR (subject to a floor of —%) plus a margin of 1.75% per annum or the base rate plus 0.75% per annum. The applicable margin for the Revolving Credit Facility borrowings will be subject to one 25 basis point step down determined in accordance with Gates Industrial Holdco Limited achieving a certain consolidated first lien net leverage level.
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
For the three months ended March 29, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 72% of our net sales and 63% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 29, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 66% of our total assets and approximately 26% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report. As part of an amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of March 29, 2025, there were letters of credit outstanding against the facility amounting to $28.8 million and no drawings on the revolving credit facility. As of March 29, 2025, our total committed borrowing headroom was $471.2 million, in addition to cash balances of $640.2 million.

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
•credit gain related to a customer bankruptcy; and
•inventory adjustments related to certain inventories accounted for on a LIFO basis.
Differences exist among our businesses and from period to period in the extent to which their respective employees receive share-based compensation or a charge for such compensation is recognized. We therefore exclude from Adjusted EBITDA the non-cash charges in relation to share-based compensation in order to assess the relative performance of our businesses.
We exclude from Adjusted EBITDA acquisition-related costs that are required to be expensed in accordance with U.S. GAAP. We also exclude costs associated with major corporate transactions because we do not believe that they relate to our performance. Other items are excluded from Adjusted EBITDA because they are individually or collectively significant items that are not considered to be representative of the underlying performance of our businesses. During the periods presented, we excluded restructuring, restructuring-related expenses, and asset impairments that reflect specific actions taken by management to shutdown, downsize, or otherwise fundamentally reorganize areas of Gates’ business. We also excluded a credit gain related to a customer bankruptcy, share based compensation, and changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual cost changes or timing of those changes as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 29, 2025	March 30, 2024
Net income	$68.3	$46.1
Loss on disposal of discontinued operations	0.3	0.1
Net income from continuing operations	68.6	46.2
Income tax expense	25.2	34.5
Net interest and other expenses	30.9	36.0
Depreciation and amortization	52.2	54.6
EBITDA	176.9	171.3
Transaction-related expenses (1)	0.4	0.4
Asset impairments	0.6	—
Restructuring expenses	1.6	1.2
Share-based compensation expense	6.1	8.6
Inventory write-offs and adjustments (included in cost of sales) (2)	(1.0)	13.9
Restructuring-related expenses (included in cost of sales)	1.2	—
Restructuring-related expenses (included in SG&A)	1.5	0.1
Credit loss related to customer bankruptcy (included in SG&A) (3)	—	0.1
Adjusted EBITDA	$187.3	$195.6
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory write-offs and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis. During the three months ended March 29, 2025, the Company experienced a decrease in inventory values that resulted in the liquidation of a LIFO inventory layer. This LIFO liquidation did not have a significant effect on net income.
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

	Three months ended March 29, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 29, 2025	$527.2	$320.4	$847.6
Impact on net sales of movements in currency rates	16.9	9.8	26.7
Core sales for the three months ended March 29, 2025	$544.1	$330.2	$874.3

Net sales for the three months ended March 30, 2024	$532.8	$329.8	$862.6
Decrease in net sales	(5.6)	(9.4)	(15.0)
Increase in net sales on a core basis (core sales)	11.3	0.4	11.7

Net sales decline	(1.1%)	(2.9%)	(1.7%)
Core sales growth	2.1%	0.1%	1.4%
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $9.6 million as of March 29, 2025. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loans or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loans, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan payable due to Gates Industrial Holdco Limited and its subsidiaries from the Company, which was $216.0 million and $258.4 million as of March 29, 2025 and December 28, 2024, respectively, (ii) an additional intercompany receivable of $4.7 million as of March 29, 2025 and an intercompany payable of $6.6 million as of December 28, 2024, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) additional cash and cash equivalents held by the Company, which was $1.7 million and $10.6 million as of March 29, 2025 and December 28, 2024, respectively.

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
Please refer to “Critical Accounting Estimates and Judgments” described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the SEC, from which there have been no material changes.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 29, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in Part I of the Company’s annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the annual report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in the annual report.
U.S. policies, actions, or legislation could have a material adverse impact on our and our business partners’ operations and financial results.
Although we have global operations, our corporate headquarters and a significant portion of our facilities and workforce are located in the U.S. Approximately 37% of our Fiscal 2024 revenues were generated from customers in the U.S. Accordingly, our business and results of operations, as well as the business and results of operations of many of our vendors and customers, are subject to risks associated with U.S. government policies, actions, and legislation, including risks related to:
•the imposition of tariffs and other trade restrictions or embargoes and uncertainty related thereto, including inflationary pressures;
•economic and political instability related to U.S. relationships with its key trading partners;
•withdrawal of or changes in federal funding and support of organizations and programs that affect companies operating in the U.S. and their workforces, including those related to cyber security; and
•other changes to U.S. policies that may have a negative impact on us.
The likelihood and duration of such occurrences and their potential effect on us, our vendors and customers, are unpredictable and our efforts to minimize or eliminate the effects of these occurrences may not be successful. While we have taken measures to help mitigate the impact of recently enacted U.S. tariffs and retaliatory tariffs, such as price increases and adjustments to our supply chain and operations, recent tariff policies have been volatile, making it difficult for us and our vendors to predict or act to mitigate negative impacts of the tariffs. If we are unable to recoup cost increases through price increases on a timely basis or at all, or are unable to offset these cost increases through other means, our operating margins and results of operations may be materially adversely affected. Moreover, we may be impacted by tariffs to a greater degree than our competitors who operate in countries that are not subject to tariffs or are subject to lesser tariffs, placing us at a disadvantage. The duration of the tariffs and the extent to which additional tariffs will be enacted remain uncertain. Uncertainty with respect to tariffs and other trade measures has led to, and may continue to lead to, volatility in the global financial markets, which could negatively impact demand for our products. Certain of these risks may be exacerbated if key trading partners coordinate retaliatory efforts against the U.S.
We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2024, approximately 63% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning six continents and sell to customers in over 130 countries. Moreover, a significant amount of our manufacturing functions and sources of raw materials and components are from emerging markets such as China, India and Eastern Europe. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including:

•    changing economic conditions in the global and regional end markets we serve, which could impact the level of demand for our products, as a portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles;
•    macroeconomic factors beyond the Company’s control, such as recent significant volatility around inflation, material and logistics availability, supply chain and labor challenges;
•    political, social or economic instability, civil unrest, terrorist attacks, conflicts or war (such as the ongoing conflicts in Eastern Europe and the Middle East), public health crises (including pandemics), natural disasters (including as a result of climate change), widespread cybersecurity incidents, and other catastrophic events may disrupt economic activities (including demand for and production and distribution of our products) and our workforce in affected countries or globally;
•    trade wars and the imposition of additional sanctions, tariffs or other trade restrictions or embargoes, as well as import and export licensing and control requirements;
•    volatility of global financial markets, including interest rate fluctuations and hyperinflation or deflation in the countries in which we operate;
•    exchange rate fluctuations, as well as currency restructurings, the imposition of currency restrictions, and limitations on repatriation of earnings, that could affect our ability to realize a profit or our ability to readily access global cash balances;
•    partial or total expropriation by local, state or national governments;
•    compliance with or effect of complying with complex and changing laws, regulations and policies of foreign governments, including differing and, in some cases, more stringent labor, sustainability, environmental, social, and governance (“ESG”) and HSE-related regulations as well as limitations on our ability to enforce our legal rights and remedies;
•    differing local product preferences and product requirements; and
•    difficulties involved in staffing and managing widespread operations, including challenges in enforcing corporate policies, which may be different than the normal business practices of local cultures.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, can be economically and politically volatile and as a result, our operations in these regions could be subject to significant or frequent fluctuations in sales and operating income. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a material adverse impact on our results of operations in future periods. While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, such measures may not be successful and any one of the risks listed above may have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended March 29, 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
12/29/2024 - 1/25/2025	—	$—	—	$125.0
1/26/2025 - 2/22/2025	—	$—	—	$125.0
2/23/2025 - 3/29/2025	672,911	$19.2100	672,911	$112.1
Total	672,911	$19.2100	672,911	$112.1
(1)    Does not include commissions or other costs paid to repurchase shares.
(2)    The share repurchase program was established in July 2024, allowing for up to $250 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 2025. Under this publicly announced program, we are authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In March 2025, we repurchased approximately $12.9 million of our ordinary shares under the share repurchase program pursuant to a share repurchase contract with Citigroup Global Markets Inc.
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
Trading Arrangements
During the three months ended March 29, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1	Form of Global Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2025*
10.2	Form of Global Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-U.S. Employee), effective January 1, 2025*
10.3	Form of Global Stock Appreciation Right Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2025*
10.4
Amendment No. 11, dated January 21, 2025, to Credit Agreement, dated as of July 3, 2014, among Gates Industrial Holdco Limited, Gates Corporation, each of the guarantors party thereto, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on February 6, 2025)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Section 13(r) Disclosure*
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended March 29, 2025, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2025 and March 30, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2025 and March 30, 2024, (iii) Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2025 and March 30, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 29, 2025 and March 30, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: April 30, 2025