Form 10-Q
period 2025-06-28
Gates Industrial Corp plc
filed 2025-07-30
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 28, 2025, there were 257,584,131 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2025 and in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “annual report”), each as filed with the Securities and Exchange Commission (the “SEC”), which include the following: U.S. government policies, actions or legislation (including the imposition of tariffs), economic, political and other risks associated with international operations; availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; catastrophic events, including global pandemics; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; our cost-reduction actions; market acceptance of new product introductions and innovations; longer lives of products used in our end markets may affect demand for some of our replacement products; development of the replacement market in emerging markets may limit our ability to grow; pursuit of strategic transactions, including acquisitions, divestitures, restructurings, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; pricing pressures from customers; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; failure to comply with anti-corruption laws and other laws governing our international operations; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; infringement on the intellectual property of others; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; and our substantial indebtedness, including interest rate risk, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$883.7	$885.5	$1,731.3	$1,748.1
Cost of sales	523.5	528.1	1,026.5	1,060.7
Gross profit	360.2	357.4	704.8	687.4
Selling, general and administrative expenses	231.2	221.2	447.4	436.3
Transaction-related expenses	—	1.2	0.4	1.6
Asset impairments	0.2	—	0.8	—
Restructuring expenses	13.0	1.6	14.6	2.8
Other operating expenses	—	0.1	—	0.1
Operating income from continuing operations	115.8	133.3	241.6	246.6
Interest expense	28.8	49.1	58.4	86.6
Other expenses (income)	6.8	(6.0)	9.2	(10.9)
Income from continuing operations before taxes	80.2	90.2	174.0	170.9
Income tax expense	16.8	12.3	42.0	46.8
Net income from continuing operations	63.4	77.9	132.0	124.1
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.3	0.3	0.6	0.4
Net income	63.1	77.6	131.4	123.7
Less: non-controlling interests	6.6	6.9	12.9	13.0
Net income attributable to shareholders	$56.5	$70.7	$118.5	$110.7

Earnings per share
Basic
Earnings per share from continuing operations	$0.22	$0.27	$0.46	$0.42
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.22	$0.27	$0.46	$0.42

Diluted
Earnings per share from continuing operations	$0.22	$0.26	$0.45	$0.41
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.22	$0.26	$0.45	$0.41
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$63.1	$77.6	$131.4	$123.7
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax benefit, respectively, of $0, $0.2, $0 and $3.3	236.8	(91.2)	317.8	(160.6)
—(Loss) gain on net investment hedges, net of tax benefit (expense), respectively, of $6.6, $(0.9), $4.6 and $(3.9)	(111.7)	6.0	(148.3)	22.0
Total foreign currency translation movements	125.1	(85.2)	169.5	(138.6)
Cash flow hedges (interest rate and currency forward derivatives):
— (Loss) gain arising in the period, net of tax benefit (expense), respectively, of $0.9, $(1.0), $1.8 and $(4.4)	(2.5)	2.8	(5.2)	13.0
—Reclassification to net income, net of tax benefit, respectively, of $1.7, $2.3, $3.4 and $4.5	(5.1)	(6.7)	(10.2)	(13.5)
Total cash flow hedges movements	(7.6)	(3.9)	(15.4)	(0.5)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.1, $0.1, $0.2 and $0.3	(0.1)	(0.5)	(0.3)	(0.9)
Total post-retirement benefits movements	(0.1)	(0.5)	(0.3)	(0.9)
Other comprehensive income (loss)	117.4	(89.6)	153.8	(140.0)
Comprehensive income (loss) for the period	$180.5	$(12.0)	$285.2	$(16.3)

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$162.5	$(12.1)	$256.3	$(9.4)
—Loss arising from discontinued operations	(0.3)	(0.3)	(0.6)	(0.4)
	162.2	(12.4)	255.7	(9.8)
Comprehensive income (loss) attributable to non-controlling interests	18.3	0.4	29.5	(6.5)
	$180.5	$(12.0)	$285.2	$(16.3)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 28, 2025	As of December 28, 2024
Assets
Current assets
Cash and cash equivalents	$719.7	$682.0
Trade accounts receivable, net	826.3	722.7
Inventories	729.0	676.0
Taxes receivable	39.5	28.6
Prepaid expenses and other assets	207.0	196.7
Total current assets	2,521.5	2,306.0
Non-current assets
Property, plant and equipment, net	609.2	579.5
Goodwill	2,022.3	1,908.9
Pension surplus	5.7	5.7
Intangible assets, net	1,232.7	1,248.6
Right-of-use assets	142.4	139.4
Taxes receivable	20.2	20.7
Deferred income taxes	628.6	553.5
Other non-current assets	35.2	24.0
Total assets	$7,217.8	$6,786.3
Liabilities and equity
Current liabilities
Debt, current portion	$39.8	$39.1
Trade accounts payable	411.3	408.2
Taxes payable	27.3	22.9
Accrued expenses and other current liabilities	250.9	251.3
Total current liabilities	729.3	721.5
Non-current liabilities
Debt, less current portion	2,304.9	2,311.5
Post-retirement benefit obligations	76.7	78.0
Lease liabilities	128.5	127.3
Taxes payable	84.7	82.2
Deferred income taxes	52.1	56.8
Other non-current liabilities	229.9	68.7
Total liabilities	3,606.1	3,446.0
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 257,448,083 (December 28, 2024: authorized shares: 3,000,000,000; outstanding shares: 255,203,987)	2.6	2.6
—Additional paid-in capital	2,621.0	2,618.6
—Accumulated other comprehensive loss	(940.0)	(1,077.2)
—Retained earnings	1,585.4	1,479.6
Total shareholders’ equity	3,269.0	3,023.6
Non-controlling interests	342.7	316.7
Total equity	3,611.7	3,340.3
Total liabilities and equity	$7,217.8	$6,786.3
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net income	$131.4	$123.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.5	109.1
Foreign exchange and other non-cash financing income	(12.6)	(11.9)
Share-based compensation expense	15.7	13.8
Decrease in post-employment benefit obligations, net	(4.4)	(4.2)
Deferred income taxes	(11.0)	(13.2)
Asset impairments	0.8	—
Gain on disposal of property, plant and equipment	—	(7.2)
Other operating activities	5.8	(1.2)
Changes in operating assets and liabilities:
—Accounts receivable	(63.5)	(56.9)
—Inventories	(16.4)	(66.0)
—Accounts payable	(16.7)	(3.2)
—Prepaid expenses and other assets	(13.0)	13.6
—Taxes payable	(1.6)	(1.4)
—Other liabilities	(9.7)	(22.2)
Net cash provided by operating activities	110.3	72.8
Cash flows from investing activities
Purchases of property, plant and equipment	(36.9)	(37.9)
Purchases of intangible assets	(18.7)	(7.4)
Purchases of investments	—	(11.2)
Cash paid under company-owned life insurance policies	(10.4)	(4.1)
Cash received under company-owned life insurance policies	2.4	10.0
Proceeds from the sale of property, plant and equipment	2.1	10.5
Other investing activities	(0.5)	—
Net cash used in investing activities	(62.0)	(40.1)
Cash flows from financing activities
Issuance of shares	4.7	7.1
Repurchase of shares	(13.0)	(50.3)
Proceeds from long-term debt	—	1,800.0
Payments of long-term debt	(9.4)	(1,907.0)
Debt issuance costs paid	—	(17.7)
Employee taxes paid from shares withheld	(16.9)	(2.4)
Dividends paid to non-controlling interests	(3.5)	—
Other financing activities	4.7	12.7
Net cash used in financing activities	(33.4)	(157.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	23.1	(16.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	38.0	(141.1)
Cash and cash equivalents and restricted cash at the beginning of the period	684.8	724.0
Cash and cash equivalents and restricted cash at the end of the period	$722.8	$582.9
Supplemental schedule of cash flow information
Interest paid	$56.8	$86.0
Income taxes paid	$54.7	$61.4
Accrued capital expenditures	$0.9	$1.4

The accompanying notes form an integral part of these condensed consolidated financial statements.
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended June 28, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 29, 2025	$2.6	$2,616.5	$(12.7)	$(1,045.7)	$1,541.6	$3,102.3	$325.6	$3,427.9

Net income	—	—	—	—	56.5	56.5	6.6	63.1
Other comprehensive income	—	—	—	105.7	—	105.7	11.7	117.4
Total comprehensive income	—	—	—	105.7	56.5	162.2	18.3	180.5
Other changes in equity:
—Issuance of shares	—	2.9	—	—	—	2.9	—	2.9
—Shares withheld for employee taxes	—	(5.4)	—	—	—	(5.4)	—	(5.4)
—Cancellation of treasury shares	—	—	12.7	—	(12.7)	—	—	—
—Share-based compensation	—	7.0	—	—	—	7.0	—	7.0
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7

	Three months ended June 29, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 30, 2024	$2.6	$2,590.1	$—	$(865.9)	$1,451.8	$3,178.6	$316.8	$3,495.4

Net income	—	—	—	—	70.7	70.7	6.9	77.6
Other comprehensive loss	—	—	—	(83.1)	—	(83.1)	(6.5)	(89.6)
Total comprehensive (loss) income	—	—	—	(83.1)	70.7	(12.4)	0.4	(12.0)
Other changes in equity:
—Issuance of shares	—	4.6	—	—	—	4.6	—	4.6
—Share-based compensation	—	6.2	—	—	—	6.2	0.1	6.3
As of June 29, 2024	$2.6	$2,600.9	$—	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

	Six months ended June 28, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	118.5	118.5	12.9	131.4
Other comprehensive income	—	—	—	137.2	—	137.2	16.6	153.8
Total comprehensive income	—	—	—	137.2	118.5	255.7	29.5	285.2
Other changes in equity:
—Issuance of shares	—	4.7	—	—	—	4.7	—	4.7
—Shares withheld for employee taxes	—	(16.9)	—	—	—	(16.9)	—	(16.9)
—Buy-back and cancellation of shares	—	—	—	—	(12.7)	(12.7)	—	(12.7)
—Share-based compensation	—	14.6	—	—	—	14.6		14.6
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(3.5)	(3.5)
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7

	Six months ended June 29, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$—	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	—	110.7	110.7	13.0	123.7
Other comprehensive (loss)	—	—	—	(120.5)	—	(120.5)	(19.5)	(140.0)
Total comprehensive (loss) income	—	—	—	(120.5)	110.7	(9.8)	(6.5)	(16.3)
Other changes in equity:
—Issuance of shares	—	7.1	—	—	—	7.1	—	7.1
—Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)	—	(2.4)
—Buy-back and cancellation of shares	—	—	—	—	(50.5)	(50.5)	—	(50.5)
—Share-based compensation	—	12.4	—	—	—	12.4	0.1	12.5
As of June 29, 2024	$2.6	$2,600.9	$—	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

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
B. Accounting periods
The Company prepares its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of June 28, 2025 and December 28, 2024, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from March 30, 2025 to June 28, 2025, with comparative information for the 91-day period from March 31, 2024 to June 29, 2024 and for the 182-day period from December 29, 2024 to June 28, 2025, with comparative information for the 182-day period from December 31, 2023 to June 29, 2024.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 28, 2025 and the results of its operations and cash flows for the periods ended June 28, 2025 and June 29, 2024. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of June 28, 2025, the collection of $149.7 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $148.6 million as of December 28, 2024. During the three and six months ended June 28, 2025, we incurred costs in respect of this program of $2.5 million and $4.4 million. During the three and six months ended June 29, 2024, we incurred costs in respect of this program of $2.8 million and $6.0 million.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year. During the three months ended June 28, 2025, we reclassified foreign currency transaction loss of $2.1 million from Selling, general and administrative expenses to Other expenses (income) within the statements of operations. In addition, we have reclassified the amounts relating to prior period results to conform to current period presentation. The results of reclassification did not impact net income and are not considered material.
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
Our reportable segments are identified on the basis of our primary product lines, as this is the basis on which information is provided to the CEO for the purposes of allocating resources and assessing the performance of Gates’ businesses. Our operating and reportable segments are therefore Power Transmission and Fluid Power.
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

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Power Transmission	$550.1	$541.9	$1,077.3	$1,074.7
Fluid Power	333.6	343.6	654.0	673.4
Net sales	$883.7	$885.5	$1,731.3	$1,748.1
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reportable segments, the CEO also reviews net sales information disaggregated by region and by channels.
The following tables summarize our net sales by key geographic region:

	Three months ended
	June 28, 2025		June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$154.6	$183.8	$143.9	$184.0
North America, excluding the U.S.	51.9	42.1	62.3	53.3
South America	22.3	10.5	27.2	9.6
United Kingdom ("U.K.")	12.1	16.9	9.9	18.9
Luxembourg	77.0	23.4	65.8	20.9
EMEA(1), excluding the U.K. and Luxembourg	86.8	25.4	92.8	25.9
East Asia and India	70.6	21.2	66.6	19.9
Greater China	74.8	10.3	73.4	11.1
Net sales	$550.1	$333.6	$541.9	$343.6

	Six months ended
	June 28, 2025		June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$308.9	$351.8	$284.9	$356.0
North America, excluding the U.S.	106.4	86.4	125.4	103.8
South America	44.1	20.5	55.0	18.8
U.K.	22.4	32.3	20.5	34.7
Luxembourg	139.8	46.2	127.5	43.8
EMEA(1), excluding the U.K. and Luxembourg	172.0	53.1	184.1	55.0
East Asia and India	139.8	41.6	135.2	39.8
Greater China	143.9	22.1	142.1	21.5
Net Sales	$1,077.3	$654.0	$1,074.7	$673.4
(1)    Europe, Middle East and Africa (“EMEA”).
The following tables summarize our segment net sales into original equipment manufacturer (“OEM”) and Replacement channels:

	For the three months ended
	June 28, 2025		June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$366.5	$240.9	$361.2	$236.8
OEM	183.6	92.7	180.7	106.8
Net sales	$550.1	$333.6	$541.9	$343.6

	For the six months ended
	June 28, 2025		June 29, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$716.4	$467.0	$709.8	$458.7
OEM	360.9	187.0	364.9	214.7
Net sales	$1,077.3	$654.0	$1,074.7	$673.4
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
•inventory adjustments related to certain inventories accounted for on a LIFO basis;
•transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•asset impairments;
•restructuring expenses, including severance and restructuring-related expenses;
•credit loss related to a customer bankruptcy; and
•other expenses (income), excluding foreign currency transaction gain or loss.

Adjusted EBITDA by segment was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Power Transmission	$122.8	$123.8	$239.5	$242.8
Fluid Power	76.4	78.4	147.0	155.0
Adjusted EBITDA	$199.2	$202.2	$386.5	$397.8
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	June 28, 2025			June 29, 2024
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$550.1	$333.6	$883.7	$541.9	$343.6	$885.5
Adjusted cost of sales (1)	(319.9)	(198.4)	(518.3)	(316.1)	(208.6)	(524.7)
Adjusted selling, general and administrative expenses ("SG&A") (2)	(119.8)	(69.3)	(189.1)	(116.7)	(69.8)	(186.5)
Depreciation and software amortization	13.0	10.9	23.9	12.9	12.1	25.0
Other adjustments(3)	(0.6)	(0.4)	(1.0)	1.8	1.1	2.9
Adjusted EBITDA	$122.8	$76.4	$199.2	$123.8	$78.4	$202.2

	Six months ended
	June 28, 2025			June 29, 2024
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$1,077.3	$654.0	$1,731.3	$1,074.7	$673.4	$1,748.1
Adjusted cost of sales (1)	(628.7)	(392.4)	(1,021.1)	(634.6)	(408.9)	(1,043.5)
Adjusted selling, general and administrative expenses (2)	(233.5)	(135.5)	(369.0)	(227.0)	(136.1)	(363.1)
Depreciation and software amortization	25.7	21.7	47.4	25.8	24.1	49.9
Other adjustments (3)	(1.3)	(0.8)	(2.1)	3.9	2.5	6.4
Adjusted EBITDA	$239.5	$147.0	$386.5	$242.8	$155.0	$397.8

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
(3)    Other adjustments primarily related to net foreign currency transaction (loss) gain.

Reconciliation of net income from continuing operations before taxes to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income from continuing operations before taxes	$80.2	$90.2	$174.0	$170.9
Interest expense	28.8	49.1	58.4	86.6
Depreciation and amortization	53.3	54.5	105.5	109.1
Share-based compensation expense	9.6	5.2	15.7	13.8
Transaction-related expense (1)	—	1.2	0.4	1.6
Inventory impairments and adjustments (2) (included in cost of sales)	4.0	3.4	3.0	17.3
Restructuring expenses	13.0	1.6	14.6	2.8
Restructuring-related expenses (included in cost of sales)	1.2	—	2.4	—
Restructuring-related expenses (included in SG&A)	3.1	—	4.6	0.1
Asset impairments	0.2	—	0.8	—
Credit loss related to customer bankruptcy (included in SG&A)	—	—	—	0.1
Other expenses (income), excluding foreign currency transaction gain or loss (3)	5.8	(3.1)	7.1	(4.6)
Other items not directly related to current operations	—	0.1	—	0.1
Adjusted EBITDA	$199.2	$202.2	$386.5	$397.8
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory impairments and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other expenses (income) excludes foreign currency transaction losses of $1.0 million and $2.1 million during the three and six months ended June 28, 2025, respectively, and foreign currency transaction gains of $2.9 million and $6.3 million during the three and six months ended June 29, 2024, respectively.
4. Restructuring and restructuring-related expenses
Gates continues to undertake various restructuring and restructuring-related initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our SG&A back-office functions and relocate certain operations to lower cost locations.

Overall costs associated with our restructuring and other restructuring-related initiatives have been recognized in the condensed consolidated statements as set forth below. Expenses incurred in relation to certain of these actions qualify as restructuring expenses under U.S. GAAP.

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring expenses:
—Severance expense (income)	$4.0	$0.1	$4.1	$(0.5)
—Non-severance labor and benefit expenses	8.9	0.1	8.9	0.1
—Professional service fees	—	0.5	1.3	1.5
—Other net restructuring expenses	0.1	0.9	0.3	1.7
Total restructuring expenses	13.0	1.6	14.6	2.8

—Asset impairments related to restructuring	0.2	—	0.8	—
Total restructuring expenses and asset impairments	$13.2	$1.6	$15.4	$2.8

Other restructuring-related expenses:
—Severance and restructuring-related expenses included in cost of sales	1.2	—	2.4	—
—Severance and restructuring-related expenses included in SG&A	3.1	—	4.6	0.1
Total restructuring-related expenses	$4.3	$—	$7.0	$0.1
Restructuring and other restructuring-related expenses during each of the three and six months ended June 28, 2025 primarily included $12.6 million of severance and other labor and benefits expense related to a global cost reduction effort. Other restructuring and restructuring-related costs incurred during the three and six months ended June 28, 2025 included costs related to general severance, other labor and benefits, professional service fees, and costs related to relocation of production activities and reorganization of our operations in Mexico.
Restructuring and other restructuring-related expenses during the three and six months ended June 29, 2024 included $0.8 million and $1.6 million, respectively, of costs related to the relocation of certain production activities in Mexico. Other restructuring costs incurred during the three and six months ended June 29, 2024 included professional service fees, and costs associated with prior period facility closures or relocations in several countries.
Restructuring activities
As indicated above, restructuring expenses form a subset of our total expenses related to restructuring and other restructuring-related initiatives. Analyzed by segment, our restructuring expenses and restructuring-related asset impairments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Power Transmission	$8.8	$0.5	$10.0	$0.8
Fluid Power	4.4	1.1	5.4	2.0
Total restructuring expenses and asset impairments	$13.2	$1.6	$15.4	$2.8

The following summarizes the reserve for restructuring expenses for the six months ended June 28, 2025 and June 29, 2024, respectively:

	Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024
Balance as of the beginning of the period	$2.8	$5.1
Utilized during the period	(4.3)	(5.4)
Charge for the period	14.7	3.5
Released during the period	(0.1)	(0.7)
Foreign currency translation	0.8	(0.1)
Balance as of the end of the period	$13.9	$2.4
Restructuring reserves, which are expected to be utilized during 2025 are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 28, 2025, we had an income tax expense of $16.8 million on pre-tax income of $80.2 million, which resulted in an effective tax rate of 20.9%, compared to an income tax expense of $12.3 million on pre-tax income of $90.2 million, which resulted in an effective tax rate of 13.6% for the three months ended June 29, 2024.
For the three months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.2 million, of which $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed, $2.6 million related to excess tax benefits on stock option exercises, and $2.0 million related to changes in the realizability of certain deferred tax assets, offset by $0.6 million of other net discrete tax expenses. For the three months ended June 29, 2024, the effective tax rate was driven primarily by discrete tax benefits of $12.2 million, of which $13.8 million related to unrecognized tax benefits due to audit closures offset by $1.6 million of discrete expenses related to changes in the realizability of certain deferred tax assets.
For the six months ended June 28, 2025, we had an income tax expense of $42.0 million on pre-tax income of $174.0 million, which resulted in an effective tax rate of 24.1%, compared to an income tax expense of $46.8 million on pre-tax income of $170.9 million, which resulted in an effective tax rate of 27.4% for the six months ended June 29, 2024.
For the six months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.1 million, of which $8.6 million related to excess tax benefits on stock option exercises, $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed and $0.6 million other discrete tax benefits, offset by $3.2 million related to changes in the realizability of certain deferred tax assets and $2.1 million related to net unrecognized tax benefits. For the six months ended June 29, 2024, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In addition, the legislation makes extensive reforms to the U.S. international tax regime. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
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
The computation of earnings per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income attributable to shareholders	$56.5	$70.7	$118.5	$110.7

Weighted average number of shares outstanding	257,210,697	261,440,259	256,500,437	262,057,243
Dilutive effect of share-based awards	3,258,835	5,372,251	4,505,045	4,893,994
Diluted weighted average number of shares outstanding	260,469,532	266,812,510	261,005,482	266,951,237

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	442,895	1,203,541	1,273,156	3,433,099

Basic earnings per share	$0.22	$0.27	$0.46	$0.42
Diluted earnings per share	$0.22	$0.26	$0.45	$0.41
7. Inventories

(dollars in millions)	As of June 28, 2025	As of December 28, 2024
Raw materials and supplies	$206.2	$194.3
Work in progress	44.6	43.1
Finished goods	478.2	438.6
Total inventories	$729.0	$676.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2024	$1,257.5	$651.4	$1,908.9
Foreign currency translation	80.5	32.9	113.4
As of June 28, 2025	$1,338.0	$684.3	$2,022.3

9. Intangible assets

	As of June 28, 2025			As of December 28, 2024
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,996.5	$(1,301.8)	$694.7	$1,921.5	$(1,194.7)	$726.8
—Technology	90.9	(90.9)	—	90.5	(90.5)	—
—Capitalized software	162.0	(93.4)	68.6	138.2	(85.8)	52.4
	2,249.4	(1,486.1)	763.3	2,150.2	(1,371.0)	779.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,762.8	$(1,530.1)	$1,232.7	$2,663.6	$(1,415.0)	$1,248.6
During the three months ended June 28, 2025, the amortization expense recognized in respect of intangible assets was $32.1 million, compared to $32.2 million for the three months ended June 29, 2024. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $22.6 million for the three months ended June 28, 2025, compared to a decrease of $10.8 million for the three months ended June 29, 2024.
During the six months ended June 28, 2025, the amortization expense recognized in respect of intangible assets was $63.5 million, compared to $64.7 million for the six months ended June 29, 2024. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $29.8 million for the six months ended June 28, 2025, compared to a decrease of $19.6 million for the six months ended June 29, 2024.
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

The period end fair values of derivative financial instruments were as follows:

		As of June 28, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$14.4	$2.8	$—	$(191.2)	$(174.0)
Derivatives instruments designated as cash flow hedges:
—Interest rate swaps	$1,255.0	3.0	1.0	(1.5)	(7.0)	(4.5)
—Currency forward contracts	$167.9	$0.9	$—	$(2.8)	$—	$(1.9)

Derivatives not designated as hedging instruments:
—Currency forward contracts	$0.2	—	—	—	—	—
		$18.3	$3.8	$(4.3)	$(198.2)	$(180.4)

		As of December 28, 2024
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives instruments designated as net investment hedges:
—Currency swaps	$1,320.0	$16.3	$1.3	$—	$(37.0)	$(19.4)
Derivatives instruments designated as cash flow hedges:
—Interest rate swaps	$1,255.0	13.4	0.2	(6.2)	(0.3)	7.1
—Currency forward contracts	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
—Currency forward contracts	$147.5	2.1	—	(0.4)	—	1.7
		$31.8	$1.5	$(6.6)	$(37.3)	$(10.6)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our foreign subsidiaries. During the three months ended June 28, 2025, we expanded our net investment hedge activity by entering into cross currency swaps and foreign exchange forward contracts with a gross notional value at inception of $820.0 million and terms between three to five years, designated in hedges of portions of our net investment in Canadian, Chinese, and Japanese subsidiaries.
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net fair value (losses) gains recognized in OCI in relation to:
—Designated cross currency swaps & currency forwards	$(118.3)	$6.9	$(152.9)	$25.9
Total net fair value (losses) gains	$(118.3)	$6.9	$(152.9)	$25.9
During the three and six months ended June 28, 2025, a net gain of $5.7 million and $10.5 million related to the amount excluded from the hedging relationship, respectively, was recognized in interest expense in relation to our cross currency swaps and foreign exchange forward contracts that have been designated as net investment hedges, compared to a net gain of $1.1 million and $4.3 million, respectively, during the three and six months ended June 29, 2024.

B. Instruments designated as cash flow hedges
We use interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. These instruments are all designated as cash flow hedges. In April 2025, we entered into an agreement to execute two additional pay-fixed, receive floating interest rate swaps to hedge the cash flow risk on a portion of our floating-rate debt, effective starting June 30, 2025 upon expiration of the previous interest rate swaps. The notional amount of these interest rate swaps are $470.0 million and $230.0 million with five-year terms.
During the three months ended June 28, 2025, we hedged portions of our forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. These currency forward contracts are primarily used in respect of hedging our operational currency exposures in Europe to exchange currencies, principally between Euro and U.S. Dollar, Pound Sterling, Polish Zloty, and Czech Koruna.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$(3.4)	$3.8	$(7.0)	$17.4
—Deferred OCI reclassified to net income	(6.8)	(9.0)	(13.6)	(18.0)
Total movement	$(10.2)	$(5.2)	$(20.6)	$(0.6)
C. Derivative instruments not designated as hedging instruments
Prior to second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of June 28, 2025, the notional amount of outstanding currency forward contracts that are not designated as hedging instruments was $0.2 million related to other foreign currencies, compared to $147.5 million as of December 28, 2024. The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Fair value (losses) gains recognized in relation to:
—Currency forward contracts recognized in SG&A	$(0.3)	$1.1	$1.1	$3.2
Total	$(0.3)	$1.1	$1.1	$3.2

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
The carrying amount and fair value of our debt are set out below:

	As of June 28, 2025		As of December 28, 2024
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$39.8	$39.6	$39.1	$38.7
Non-current	2,304.9	2,339.1	2,311.5	2,314.3
	$2,344.7	$2,378.7	$2,350.6	$2,353.0
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of June 28, 2025
Derivative assets	$—	$22.1	$22.1
Derivative liabilities	$—	$(202.5)	$(202.5)
Cash equivalents	$—	$25.3	$25.3

As of December 28, 2024
Derivative assets	$—	$33.3	$33.3
Derivative liabilities	$—	$(43.9)	$(43.9)
Cash equivalents	$41.5	$30.8	$72.3
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three and six months ended June 28, 2025, we recognized an asset impairment of $0.2 million and $0.8 million, respectively, related to restructuring actions. No significant impairment was recognized during the three and six months ended and June 29, 2024. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.
12. Debt

(dollars in millions)	As of June 28, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,293.5	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	560.7	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,354.2	2,363.5
Deferred issuance costs	(30.5)	(33.2)
Accrued interest	21.0	20.3
Total carrying value of debt	2,344.7	2,350.6
Debt, current portion	39.8	39.1
Debt, less current portion	$2,304.9	$2,311.5

Weighted average interest rate	6.25%	6.44%
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
On July 24, 2025, we notified our lenders that we will make a voluntary principal debt repayment of $100.0 million against our 2022 Dollar Term Loans on July 31, 2025.
Dollar Term Loans
Our outstanding secured credit facilities consist of two loans, which include the 2024 Dollar Term Loans and the 2022 Dollar Term Loans described above. These term loan facilities bear interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin, or Term SOFR plus an applicable margin.
On December 10, 2024, we amended our credit agreement to lower the margin with respect to the 2022 Dollar Term Loans and 2024 Dollar Term Loans by 50 basis points compared to the previous term. The 2022 Dollar Term Loans and 2024 Dollar Term Loans bear interest, at our option, at either Term SOFR (subject to a floor of 0.50%) plus a margin of 1.75% per annum, or the base rate (subject to a floor of 1.50%) plus 0.75% per annum.
As of June 28, 2025, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.08% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of June 28, 2025, the 2022 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.08% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2022 Dollar Term Loans and 2024 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the six months ended June 28, 2025, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $6.5 million, and $2.9 million, respectively.
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
Unsecured Senior Notes
As of June 28, 2025, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.

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
Additionally, net cash proceeds from an equity offering can be utilized at any time prior to July 1, 2026, to redeem up to 40% of the Dollar Senior Notes due 2029 at a redemption price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest through to the redemption date.
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
As of both June 28, 2025 and December 28, 2024, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $29.7 million and $28.2 million as of June 28, 2025 and December 28, 2024, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.7 million as of June 28, 2025, compared to $12.3 million as of December 28, 2024.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Three months ended June 28, 2025			Three months ended June 29, 2024
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$1.0	$—	$1.0
Reported outside of operating income:
—Interest cost	6.4	0.3	6.7	6.1	0.3	6.4
—Expected return on plan assets	(6.0)	—	(6.0)	(6.4)	—	(6.4)
—Net amortization of prior period losses (gains)	0.5	(0.7)	(0.2)	0.2	(0.8)	(0.6)
Net periodic benefit cost (income)	$1.9	$(0.4)	$1.5	$0.9	$(0.5)	$0.4

Cash Contributions	$2.2	$0.7	$2.9	$1.6	$0.7	$2.3

	Six months ended June 28, 2025			Six months ended June 29, 2024
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$2.0	$—	$2.0	$2.0	$—	$2.0
Reported outside of operating income:
—Interest cost	12.5	0.6	13.1	12.2	0.6	12.8
—Expected return on plan assets	(11.7)	—	(11.7)	(12.9)	—	(12.9)
—Net amortization of prior period losses (gains)	1.0	(1.5)	(0.5)	0.4	(1.6)	(1.2)
Net periodic benefit cost (income)	$3.8	$(0.9)	$2.9	$1.7	$(1.0)	$0.7

Cash Contributions	$5.7	$1.6	$7.3	$3.2	$1.7	$4.9
The components of the above net periodic benefit cost (income) for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expenses (income) line in the condensed consolidated statement of operations.
For 2025 as a whole, we expect to contribute approximately $14.7 million to our defined benefit pension plans and approximately $2.8 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and six months ended June 28, 2025, we recognized a charge of $9.6 million and $15.7 million, respectively, compared to $5.2 million and $13.8 million, respectively, in the three and six months ended June 29, 2024.
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Six months ended June 28, 2025
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,557,018	$6.95
—Tier II	2014 Plan	1,722,639	$7.00
—Tier IV	2014 Plan	1,660,742	$10.48
—SARs	Both plans	603,393	$10.79
—Share options	2018 Plan	1,480,065	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		7,859,326	$10.70
Granted during the period:
—SARs	2018 Plan	29,100	$21.64
		29,100	$21.64
Forfeited during the period:
—SARs	2018 Plan	(2,834)	$17.61
		(2,834)	$17.61
Exercised during the period:
—Tier I	2014 Plan	(1,212,124)	$6.71
—Tier II	2014 Plan	(1,208,634)	$6.68
—Tier IV	2014 Plan	(1,199,630)	$10.02
—SARs	Both Plans	(112,604)	$10.96
—Share options	2018 Plan	(119,790)	$14.79
		(3,852,782)	$8.11
Outstanding at the end of the period:
—Tier I	2014 Plan	344,894	$7.78
—Tier II	2014 Plan	514,005	$7.76
—Tier IV	2014 Plan	461,112	$11.68
—SARs	Both plans	517,055	$11.33
—Share options	2018 Plan	1,360,275	$14.54
—Premium-priced options	2018 Plan	835,469	$18.88
		4,032,810	$13.26

Exercisable at the end of the period		3,967,619	$13.18
Vested and expected to vest at the end of the period		4,032,810	$13.25
As of June 28, 2025, the aggregate intrinsic value of options that were exercisable was $39.5 million, and these options had a weighted average remaining contractual term of 3.2 years. As of June 28, 2025, the aggregate intrinsic value of options that were vested or expected to vest was $39.9 million, and these options had a weighted average remaining contractual term of 3.3 years.
As of June 28, 2025, the unrecognized compensation charge relating to the nonvested options was $0.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.
During the three and six months ended June 28, 2025, cash of $2.9 million and $4.7 million was received in relation to the exercise of vested options, respectively, compared to $4.6 million and $7.1 million during the three and six months ended June 29, 2024, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 28, 2025 was $4.3 million and $18.2 million, respectively, compared to $0.9 million and $2.7 million during the three and six months ended June 29, 2024, respectively.

Summary of movements in RSUs and PRSUs outstanding

	Six months ended June 28, 2025
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	2,570,852	$14.45
—PRSUs	1,028,146	$17.03
	3,598,998	$15.19
Granted during the period:
—RSUs	863,518	$21.60
—PRSUs	279,404	$23.55
	1,142,922	$22.08
Adjusted for performance during the period:
—PRSUs	60,274	$17.23
	60,274	$17.23

Forfeited during the period:
—RSUs	(89,303)	$14.41
—PRSUs	(34,726)	$16.10
	(124,029)	$14.88
Vested during the period:
—RSUs	(993,109)	$14.85
—PRSUs	(347,337)	17.23
	(1,340,446)	$15.46
Outstanding at the end of the period:
—RSUs	2,351,958	$16.91
—PRSUs	985,761	$18.85
	3,337,719	$17.48
As of June 28, 2025, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $35.0 million, which is expected to be recognized over a weighted average period of 1.5 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and six months ended June 28, 2025 was $0.2 million and $20.7 million, respectively, compared to $0.2 million and $15.3 million during the three and six months ended June 29, 2024, respectively.

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

	Six months ended
	June 28, 2025	June 29, 2024
Weighted average grant date fair value:
—SARs	$9.96	$6.95
—RSUs	$21.60	$14.91
—PRSUs	$23.55	$16.37

Inputs to the model:
—Expected volatility — SARs	41.1%	41.7%
—Expected volatility — PRSUs	31.6%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.1%	4.2%
PRSUs	4.0%	4.4%
15. Equity
Movements in the Company’s number of shares in issue for the six months ended June 28, 2025 and June 29, 2024, respectively, were as follows:

	Six months ended
(number of shares)	June 28, 2025	June 29, 2024
Balance as of the beginning of the period	255,203,987	264,259,788
Exercise of share options	1,866,110	635,615
Vesting of restricted stock units, net of withholding taxes	1,050,897	857,681
Shares repurchased and cancelled	(672,911)	(4,151,100)
Balance as of the end of the period	257,448,083	261,601,984
In February 2024, the Company’s Board approved a share repurchase program for up to $100.0 million in authorized share repurchases, with an expiration date of October 6, 2024. In February 2024, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. (“Citi”) from selling shareholders affiliated with Blackstone Inc. (“Blackstone”) at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “February 2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the February 2024 Repurchase were cancelled.
In July 2024, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, which expires on December 31, 2025. In August 2024, the Company repurchased 7,539,203 ordinary shares through Citi from selling shareholders affiliated with Blackstone at a price of $16.58 per ordinary share for an aggregate consideration of approximately $125.0 million (the “August 2024 Repurchase”), plus costs paid directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $40.0 million under Gates’ secured revolving credit facility. All shares repurchased pursuant to the August 2024 Repurchase were cancelled.

In March 2025, the Company repurchased 672,911 shares under the existing share repurchase program in the open market at a total cost of approximately $12.9 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased were cancelled and approximately $112.1 million remained available under the share repurchase program as of June 28, 2025.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)
Foreign currency translation	(4.5)	157.8		153.3	16.2	169.5
Cash flow hedges movements	—	—	(15.8)	(15.8)	0.4	(15.4)
Post-retirement benefit movements	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive loss	(4.8)	157.8	(15.8)	137.2	16.6	153.8
As of June 28, 2025	$(28.0)	$(899.0)	$(13.0)	$(940.0)	$(80.9)	$(1,020.9)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	(0.1)	(119.0)	—	(119.1)	(19.5)	(138.6)
Cash flow hedges movements	—	—	(0.5)	(0.5)	—	(0.5)
Post-retirement benefit movements	(0.9)	—	—	(0.9)	—	(0.9)
Other comprehensive (loss) income	(1.0)	(119.0)	(0.5)	(120.5)	(19.5)	(140.0)
As of June 29, 2024	$(16.3)	$(951.3)	$18.6	$(949.0)	$(97.9)	$(1,046.9)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Purchases	$(3.8)	$(3.9)	$(7.5)	$(7.9)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of June 28, 2025, compared to $0.1 million as of December 28, 2024. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$11.0	$9.8	$21.5	$19.4
Purchases	$(4.0)	$(3.5)	$(7.9)	$(7.2)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 28, 2025	As of December 28, 2024
Receivables	$4.1	$3.7
Payables	$(3.4)	$(2.8)

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
B. Warranties
The following summarizes the movements in the warranty liability for the six months ended June 28, 2025 and June 29, 2024, respectively:

	Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024
Balance as of the beginning of the period	$16.4	$15.9
Charge for the period	5.2	4.7
Payments made	(3.6)	(4.4)
Foreign currency translation	0.4	(0.2)
Balance as of the end of the period	$18.4	$16.0

19. Subsequent Event

In July 2025, we received a $10.0 million insurance reimbursement from the Company’s cybersecurity insurance provider related to our claims regarding the previously disclosed cybersecurity incident in February 2023. The reimbursement included business interruption recoveries, legal, consulting, and other costs incurred as a direct result of this incident. Because the agreement to settle the claim was reached after June 28, 2025, the insurance recovery will be recognized subsequent to the period ended June 28, 2025.

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
During the six months ended June 28, 2025, sales into replacement channels accounted for approximately 68% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 28, 2025, sales into first-fit channels accounted for approximately 32% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.
During the six months ended June 28, 2025, sales in the personal mobility end market continued to experience strong growth, and our replacement channel sales grew modestly, including positive core growth in the industrial replacement channel. We continue to focus on managing our business through current economic uncertainties, improving our gross margins through our efforts of material cost savings, footprint optimization and productivity. We anticipate our investments and product development in personal mobility and data center opportunities will position us to long term growth.

Our global operating footprint and worldwide sales reach expose us to risks associated with trade conflicts between the U.S. and its trading partners. Escalating global trade conflicts due to recent U.S. and retaliatory tariffs and geopolitical tensions have led to, and may continue to lead to, inflationary pressures, uncertainty, and volatility in the market and, therefore, could impact our operations, supply chain and financial performance. While we have not experienced a meaningful change in customer demand or significant disruptions to our supply chain, we have begun to experience cost increases and may incur additional costs, primarily for our businesses in North America. The global tariff regime continues to evolve and we could have additional exposures in the future. We are taking actions to mitigate the impact of tariffs through price increases and adjustments to our supply chain and operations, and intend to offset any incremental tariff impacts for the remainder of the year. Whether these strategies or other effects of the tariffs will impact customer behaviors, including future demand for our products, remains uncertain. We will continue to monitor and evaluate risks related to the tariffs and any resulting impact on macroeconomic conditions and our business.
Global conflicts, such as the conflict between Russia and Ukraine, and sanctions and counter-sanctions imposed in response, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict.
Results for the three and six months ended June 28, 2025 compared to the results for the three and six months ended June 29, 2024
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$883.7	$885.5	$1,731.3	$1,748.1
Cost of sales	523.5	528.1	1,026.5	1,060.7
Gross profit	360.2	357.4	704.8	687.4
Selling, general and administrative expenses	231.2	221.2	447.4	436.3
Transaction-related expenses	—	1.2	0.4	1.6
Asset impairments	0.2	—	0.8	—
Restructuring expenses	13.0	1.6	14.6	2.8
Other operating expenses	—	0.1	—	0.1
Operating income from continuing operations	115.8	133.3	241.6	246.6
Interest expense	28.8	49.1	58.4	86.6
Other expenses (income)	6.8	(6.0)	9.2	(10.9)
Income from continuing operations before taxes	80.2	90.2	174.0	170.9
Income tax expense	16.8	12.3	42.0	46.8
Net income from continuing operations	$63.4	$77.9	$132.0	$124.1

Adjusted EBITDA(1)	$199.2	$202.2	$386.5	$397.8
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during the three months ended June 28, 2025 were $883.7 million, compared to $885.5 million during the prior year period, a decrease of 0.2%, or $1.8 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended June 29, 2024	$541.9	$343.6	$885.5
Currency translation	5.2	(1.5)	3.7
Volume	(6.5)	(14.3)	(20.8)
Pricing	9.5	5.8	15.3
Three months ended June 28, 2025	$550.1	$333.6	$883.7
Net sales during the six months ended June 28, 2025 were $1,731.3 million, compared to $1,748.1 million during the prior year period, a decrease of 1.0%, or $16.8 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Six months ended June 29, 2024	$1,074.7	$673.4	$1,748.1
Currency translation	(11.7)	(11.2)	(22.9)
Volume	2.3	(17.2)	(14.9)
Pricing	12.0	9.0	21.0
Six months ended June 28, 2025	$1,077.3	$654.0	$1,731.3
Cost of sales
Cost of sales for the three months ended June 28, 2025 was $523.5 million, compared to $528.1 million for the prior year period, a decrease of 0.9%, or $4.6 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended June 29, 2024	$528.1
Currency translation	0.9
Volume	(9.5)
Manufacturing performance	7.6
Mix	(2.9)
Other	(0.7)
Three months ended June 28, 2025	$523.5
Cost of sales for the six months ended June 28, 2025 was $1,026.5 million, compared to $1,060.7 million for the prior year period, a decrease of 3.2%, or $34.2 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Six months ended June 29, 2024	$1,060.7
Currency translation	(17.0)
Volume	(3.3)
Manufacturing performance	9.9
Mix	(7.2)
Inventory impairments and adjustments	(14.3)
Other	(2.3)
Six months ended June 28, 2025	$1,026.5

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 28, 2025 were $231.2 million compared to $221.2 million for the prior year period. This increase of $10.0 million was driven primarily by the $6.6 million gain from disposal of property, plant and equipment that occurred during the prior year period and higher restructuring-related severance expenses of $3.1 million.
SG&A expenses for the six months ended June 28, 2025 were $447.4 million compared to $436.3 million for the prior year period. This increase of $11.1 million was primarily attributable to the $7.2 million gain from disposal of property, plant and equipment that occurred during the prior year period and $8.1 million of higher corporate-owned life insurance related expenses, partially offset by decreased labor and benefit costs.
Transaction-related expenses
Transaction-related expenses of $0.0 million and $0.4 million were incurred during the three and six months ended June 28, 2025, respectively, primarily related to certain non-recurring debt related costs. Transaction-related expenses of $1.2 million and $1.6 million were incurred during the prior year three and six months ended June 29, 2024, respectively, primarily related to the debt refinancing that occurred in June 2024 and certain other corporate transactions.
Restructuring expenses
Restructuring and other restructuring-related expenses during each of the three and six months ended June 28, 2025 primarily included $12.6 million of severance and other labor and benefits expense related to a global cost reduction effort. Other restructuring and restructuring-related costs incurred during the three and six months ended June 28, 2025 included costs related to general severance, other labor and benefits, professional service fees, and costs related to relocation of production activities and reorganization of our operations in Mexico.
Restructuring and restructuring-related expenses during the three and six months ended June 29, 2024 included $0.8 million and $1.6 million, respectively, of costs related to the relocation of certain production activities in Mexico. Other restructuring costs incurred during the three and six months ended June 29, 2024 included professional service fees, and costs associated with prior period facility closures or relocations in several countries.
Interest expense
Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Debt:
Dollar Term Loans	$15.6	$22.9	$32.3	$47.5
Dollar Senior Notes	8.5	8.7	17.2	17.6
	24.1	31.6	49.5	65.1
Amortization of deferred issuance costs	1.7	16.9	3.2	20.1
Other interest expense	3.0	0.6	5.7	1.4
	$28.8	$49.1	$58.4	$86.6
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest expense decreased by $20.3 million and $28.2 million during the three and six months ended June 28, 2025, respectively, when compared to the equivalent prior year period, primarily due to the $14.8 million accelerated amortization of deferred issuance costs related to the debt refinancing that occurred in June 2024, partially offset by the unfavorable impact of derivatives. Additionally, interest on debt decreased by $7.5 million and $15.6 million during the three and six months ended June 28, 2025, respectively, when compared to the equivalent prior year period, primarily due to lower interest rates as a result of the refinancing activities executed in 2024.

Other expenses (income)
Our other expenses (income) was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income on bank deposits	$(2.6)	$(2.7)	$(4.8)	$(8.4)
Foreign currency transaction loss (gain), net	1.0	(2.9)	2.1	(6.3)
Net adjustments related to post-retirement benefits	0.5	(0.6)	0.9	(1.3)
Foreign currency loss on hyperinflation remeasurement	1.0	1.2	2.0	4.6
Financing related loss (income)	6.9	(1.0)	9.0	0.5
	$6.8	$(6.0)	$9.2	$(10.9)
Other expenses (income) for the three and six months ended June 28, 2025 were expenses of $6.8 million and $9.2 million, respectively, compared to income of $6.0 million and $10.9 million, respectively, in the prior year periods. These changes were primarily driven by financing related loss primarily due to foreign currency exchange rate movement on intercompany loans and hedging instruments and the unfavorable impact of foreign currency transaction loss related to settlement and translation of monetary assets and liabilities for the three and six months ended June 28, 2025. The change was also attributed to lower interest income on our bank deposits, partially offset by a lower foreign currency remeasurement loss related to translation adjustments for entities that operate in highly inflationary economies, specifically Argentina and Türkiye, for the six months ended June 28, 2025 compared to the prior year period.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 28, 2025, we had an income tax expense of $16.8 million on pre-tax income of $80.2 million, which resulted in an effective tax rate of 20.9%, compared to an income tax expense of $12.3 million on pre-tax income of $90.2 million, which resulted in an effective tax rate of 13.6% for the three months ended June 29, 2024.
For the three months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.2 million, of which $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed, $2.6 million related to excess tax benefits on stock option exercises, and $2.0 million related to changes in the realizability of certain deferred tax assets, offset by $0.6 million of other net discrete tax expenses. For the three months ended June 29, 2024, the effective tax rate was driven primarily by discrete tax benefits of $12.2 million, of which $13.8 million related to unrecognized tax benefits due to audit closures offset by $1.6 million of discrete expenses related to changes in the realizability of certain deferred tax assets.
For the six months ended June 28, 2025, we had an income tax expense of $42.0 million on pre-tax income of $174.0 million, which resulted in an effective tax rate of 24.1%, compared to an income tax expense of $46.8 million on pre-tax income of $170.9 million, which resulted in an effective tax rate of 27.4% for the six months ended June 29, 2024.
For the six months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.1 million of which $8.6 million related to excess tax benefits on stock option exercises, $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed and $0.6 million other discrete tax benefits, offset by $3.2 million related to changes in the realizability of certain deferred tax assets and $2.1 million related to net unrecognized tax benefits. For the six months ended June 29, 2024, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In addition, the legislation makes extensive reforms to the U.S. international tax regime. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
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
Analysis by Operating Segment
Power Transmission (62.2% and 62.2%, respectively, of Gates’ net sales for the three and six months ended June 28, 2025)

	Three months ended
(dollars in millions)	June 28, 2025	June 29, 2024	Period over period change
Net sales	$550.1	$541.9	1.5%
Adjusted EBITDA	$122.8	$123.8	(0.8%)
Adjusted EBITDA margin	22.3%	22.8%

	Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	Period over period change
Net sales	$1,077.3	$1,074.7	0.2%
Adjusted EBITDA	$239.5	$242.8	(1.4%)
Adjusted EBITDA margin	22.2%	22.6%
Net sales in Power Transmission for the three months ended June 28, 2025 increased by 1.5%, or $8.2 million, compared to the prior year period, driven primarily by benefits from pricing of $9.5 million, partially offset by lower volumes. Our net sales for the three months ended June 28, 2025 were favorably impacted by movements in average currency exchange rates of $5.2 million. As such, core sales increased by 0.6%, or $3.0 million, compared to the prior year period.

Net sales in Power Transmission for the six months ended June 28, 2025 increased by 0.2%, or $2.6 million, compared to the prior year period, driven primarily by benefits from pricing of $12.0 million, and a moderate increase in volume. Our net sales for the six months ended June 28, 2025 were adversely impacted by movements in average currency exchange rates of $11.7 million. As such, core sales increased by 1.3%, or $14.3 million, compared to the prior year period.
Power Transmission’s core sales to industrial customers increased by 3.4% and 3.8% during the three and six months ended June 28, 2025, respectively, compared to the prior year periods. Industrial OEM sales increased by 8.5% and 10.2%, respectively, during the three and six months ended June 28, 2025 compared to the prior year periods, particularly in EMEA. The growth in industrial sales were across multiple end markets, led by personal mobility which grew 21.2% and 30.1% during the three and six months ended June 28, 2025, respectively. The increase of sales to our industrial customers was partially offset by a slight decrease in our automotive channel of 1.1% for the three months ended June 28, 2025. The automotive channel remained relatively flat for the six months ended June 28, 2025.
Power Transmission Adjusted EBITDA for the three months ended June 28, 2025 decreased by 0.8%, or $1.0 million, compared to the prior year period, driven primarily by a combination of lower volumes, absorption of fixed costs and unfavorable impact of foreign currency transaction loss, partially offset by pricing. As a result, Adjusted EBITDA margin was 22.3%, a 50 basis point decline from the prior year period.
Power Transmission Adjusted EBITDA for the six months ended June 28, 2025 decreased by 1.4%, or $3.3 million, compared to the prior year period. This decrease was driven primarily by higher SG&A expenses, lower absorption of fixed costs and unfavorable impact of foreign currency transaction loss, partially offset by pricing. The decrease resulted in an Adjusted EBITDA margin of 22.2%, a 40 basis point decline compared to the prior year period.
Fluid Power (37.8% and 37.8%, respectively, of Gates’ net sales for the three and six months ended June 28, 2025)

	Three months ended
(dollars in millions)	June 28, 2025	June 29, 2024	Period over period change
Net sales	$333.6	$343.6	(2.9%)
Adjusted EBITDA	$76.4	$78.4	(2.6%)
Adjusted EBITDA margin	22.9%	22.8%

	Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	Period over period change
Net sales	$654.0	$673.4	(2.9%)
Adjusted EBITDA	$147.0	$155.0	(5.2%)
Adjusted EBITDA margin	22.5%	23.0%
Net sales in Fluid Power for the three months ended June 28, 2025 decreased by 2.9%, or $10.0 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $5.8 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $1.5 million. As such, core sales decreased by 2.5%, or $8.5 million, compared to the prior year period.
Net sales in Fluid Power for the six months ended June 28, 2025 decreased by 2.9%, or $19.4 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by an $9.0 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $11.2 million. As such, core sales decreased by 1.2%, or $8.2 million, compared to the prior year period.
Fluid Power’s core sales to our industrial channel declined by 3.8%, while sales to our automotive channel increased by 1.3% during the three months ended June 28, 2025 compared to the prior year period. The decline in the industrial channel was primarily attributed to North America and EMEA. During the six months ended June 28, 2025, the decline of Fluid Power’s core sales of 1.2% was primarily attributable to a 4.1% decrease in the industrial channel sales compared to the prior year period, primarily driven by construction, on-highway and energy end markets. The decline in industrial sales was partially offset by a 7.5% increase in sales to our automotive customers for the six months ended June 28, 2025, primarily from North America and EMEA.

 Fluid Power Adjusted EBITDA for the three months ended June 28, 2025 decreased by 2.6%, or $2.0 million, compared to the prior year period, driven primarily by a combination of lower volumes and absorption of fixed costs, partially offset by pricing and favorable mix of replacement channel sales to OEM channel sales. As a result, the Adjusted EBITDA margin was 22.9%, a 10 basis point improvement from the prior year period.
 Fluid Power Adjusted EBITDA for the six months ended June 28, 2025 decreased by 5.2%, or $8.0 million, compared to the prior year period. This decrease was driven primarily by a combination of lower volumes, absorption of fixed costs and unfavorable impact of foreign currency transaction loss, partially offset by pricing and favorable mix of replacement channel sales to OEM channel sales. As a result, the Adjusted EBITDA margin was 22.5%, a 50 basis points decline compared to the prior year period.
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
Cash Flow
Six months ended June 28, 2025 compared to the six months ended June 29, 2024
Cash provided by operating activities was $110.3 million during the six months ended June 28, 2025 compared to cash provided by operating activities of $72.8 million during the prior year period, primarily driven by a $15.2 million movement of operating assets and liabilities and a decrease of $29.2 million in cash interest paid compared to the prior year period.
Net cash used in investing activities during the six months ended June 28, 2025 was $62.0 million, compared to $40.1 million in the prior year period. The increase of cash used in investing activities was primarily driven by a $13.9 million increase in net cash paid under company-owned life insurance policies, $8.4 million lower proceeds from the sale of property, plant and equipment that occurred in the prior year period, and increased capital expenditures of $10.3 million, partially offset by investment purchases of $11.2 million made in the prior year period.
Net cash used in financing activities was $33.4 million during the six months ended June 28, 2025, compared to $157.6 million in the prior year period. Current year outflows were primarily related to the $9.4 million debt repayment, $13.0 million paid to acquire shares under our share repurchase program and $16.9 million of employee taxes paid from shares withheld.

Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 28, 2025	As of December 28, 2024	As of June 28, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,286.4	$1,290.0	$1,293.5	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	547.6	548.0	560.7	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	510.7	512.6	500.0	500.0
	$2,344.7	$2,350.6	$2,354.2	$2,363.5

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
On July 24, 2025, we notified our lenders that we will make a voluntary principal debt repayment of $100.0 million against our 2022 Dollar Term Loans on July 31, 2025.
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
For the twelve months ended June 28, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 71% of our net sales and 62% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 28, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 68% of our total assets and approximately 29% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report. As part of an amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of June 28, 2025, there were letters of credit outstanding against the facility amounting to $29.7 million. As of June 28, 2025, our total committed borrowing headroom was $470.3 million, in addition to cash and cash equivalents balances of $719.7 million.
Non-GAAP Measures
Adjusted EBITDA
Management uses “Adjusted EBITDA” as its key profitability measure. Adjusted EBITDA is a non-GAAP measure that represents Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), adjusted for certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. We use Adjusted EBITDA as our measure of segment profitability to assess the performance of our businesses, and it is used for total Gates as well because we believe it is important to consider our profitability on a basis that is consistent with that of our operating segments, as well as that of certain of our peer companies. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our businesses.
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
•inventory adjustments related to certain inventories accounted for on a LIFO basis;
•transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses and related integration activities, and equity and debt transactions;
•asset impairments;
•restructuring expenses, including severance and restructuring-related expenses;
•credit gain related to a customer bankruptcy; and
•other expenses (income), excluding foreign currency transaction gain or loss.
We excluded changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual cost changes or timing of those changes as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$63.1	$77.6	$131.4	$123.7
Loss on disposal of discontinued operations	0.3	0.3	0.6	0.4
Income tax expense	16.8	12.3	42.0	46.8
Interest expenses	28.8	49.1	58.4	86.6
Depreciation and amortization	53.3	54.5	105.5	109.1
Transaction-related expenses (1)	—	1.2	0.4	1.6
Asset impairments	0.2	—	0.8	—
Restructuring expenses	13.0	1.6	14.6	2.8
Share-based compensation expense	9.6	5.2	15.7	13.8
Inventory write-offs and adjustments (included in cost of sales) (2)	4.0	3.4	3.0	17.3
Restructuring-related expenses (included in cost of sales)	1.2	—	2.4	—
Restructuring-related expenses (included in SG&A)	3.1	—	4.6	0.1
Credit loss related to customer bankruptcy (included in SG&A)	—	—	—	0.1
Other expenses (income), excluding foreign currency transaction gain or loss (3)	5.8	(3.1)	7.1	(4.6)
Other items not directly related to current operations	—	0.1	—	0.1
Adjusted EBITDA	$199.2	$202.2	$386.5	$397.8
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory write-offs and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.

(3)    Other expenses (income) excludes foreign currency transaction loss of $1.0 million and $2.1 million during the three and six months ended June 28, 2025, and foreign currency transaction gains of $2.9 million and $6.3 million during the three and six months ended June 29, 2024.
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

	Three months ended June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended June 28, 2025	$550.1	$333.6	$883.7
Impact on net sales of movements in currency rates	(5.2)	1.5	(3.7)
Core sales for the three months ended June 28, 2025	$544.9	$335.1	$880.0

Net sales for the three months ended June 29, 2024	$541.9	$343.6	$885.5
Increase (decrease) in net sales	8.2	(10.0)	(1.8)
Increase (decrease) in net sales on a core basis (core sales)	3.0	(8.5)	(5.5)

Net sales growth (decline)	1.5%	(2.9%)	(0.2%)
Core sales growth (decline)	0.6%	(2.5%)	(0.6%)

	Six months ended June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the six months ended June 28, 2025	$1,077.3	$654.0	$1,731.3
Impact on net sales of movements in currency rates	11.7	11.2	22.9
Core sales for the six months ended June 28, 2025	$1,089.0	$665.2	$1,754.2

Net sales for the six months ended June 29, 2024	$1,074.7	$673.4	$1,748.1
Increase (decrease) in net sales	2.6	(19.4)	(16.8)
Increase (decrease) in net sales on a core basis (core sales)	14.3	(8.2)	6.1

Net sales growth (decline)	0.2%	(2.9%)	(1.0%)
Core sales growth (decline)	1.3%	(1.2%)	0.3%

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the twelve months ended June 28, 2025, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $6.9 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan receivable due to Gates Industrial Holdco and its subsidiaries from the Company, which was $234.4 million and $258.4 million as of June 28, 2025 and December 28, 2024, respectively, (ii) an additional intercompany receivable of $5.2 million as of June 28, 2025 and an intercompany payable of $6.6 million as of December 28, 2024, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) an additional cash and cash equivalents held by the Company, which was $18.7 million and $10.6 million as of June 28, 2025 and December 28, 2024, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 28, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2025, and in Item 1A “Risk Factors” in Part I of the Company’s annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in these filings are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the reports described above.
Item 5. Other Information
Trading Arrangements
During the three months ended June 28, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Other Matters
On July 28, 2025, Ms. Alicia L. Tillman notified the Company of her intention to resign from the Board of Directors of the Company, and any committees of the board. This resignation will be effective at 11:59pm Eastern Time on August 1, 2025. The resignation did not result from any disagreement with the Company.
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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 28, 2025, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2025 and June 29, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2025 and June 29, 2024, (iii) Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2025 and June 29, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 28, 2025 and June 29, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: July 30, 2025