Form 10-Q
period 2025-09-27
Gates Industrial Corp plc
filed 2025-10-29
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 27, 2025, there were 258,280,391 ordinary shares of $0.01 par value outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$855.7	$830.7	$2,587.0	$2,578.8
Cost of sales	514.1	494.9	1,540.6	1,555.6
Gross profit	341.6	335.8	1,046.4	1,023.2
Selling, general and administrative expenses	219.2	217.2	666.6	653.5
Transaction-related expenses	0.1	0.5	0.5	2.1
Asset impairments	0.4	—	1.2	—
Restructuring expenses	6.5	2.2	21.1	5.0
Other operating expenses	—	—	—	0.1
Operating income from continuing operations	115.4	115.9	357.0	362.5
Interest expense	34.9	35.1	93.3	121.7
Loss on deconsolidation of Russian subsidiary	—	12.8	—	12.8
Other income	(14.3)	(1.2)	(5.1)	(12.1)
Income from continuing operations before taxes	94.8	69.2	268.8	240.1
Income tax expense	6.1	14.0	48.1	60.8
Net income from continuing operations	88.7	55.2	220.7	179.3
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.1	0.1	0.7	0.5
Net income	88.6	55.1	220.0	178.8
Less: non-controlling interests	7.0	7.5	19.9	20.5
Net income attributable to shareholders	$81.6	$47.6	$200.1	$158.3

Earnings per share
Basic
Earnings per share from continuing operations	$0.32	$0.18	$0.78	$0.61
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.32	$0.18	$0.78	$0.61

Diluted
Earnings per share from continuing operations	$0.31	$0.18	$0.77	$0.60
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.31	$0.18	$0.77	$0.60
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$88.6	$55.1	$220.0	$178.8
Other comprehensive income (loss)
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax (expense) benefit, respectively, of $(0.4), $0.3, $(0.4) and $3.6	(5.7)	101.1	312.1	(59.5)
—Gain (loss) on net investment hedges, net of tax (expense) benefit, respectively, of $(2.7), $0.3, $1.9 and $(3.6)	17.8	(49.8)	(130.5)	(27.8)
Total foreign currency translation movements	12.1	51.3	181.6	(87.3)
Cash flow hedges (interest rate and currency forward derivatives):
— (Loss) gain arising in the period, net of tax benefit (expense), respectively, of $0.3, $4.3, $2.1 and $(0.1)	(1.8)	(12.7)	(7.0)	0.3
—Reclassification to net income, net of tax benefit, respectively, of $0.0, $2.3, $3.4 and $6.8	—	(6.7)	(10.2)	(20.2)
Total cash flow hedges movements	(1.8)	(19.4)	(17.2)	(19.9)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.0, $0.1, $0.2 and $0.4	(0.2)	(0.5)	(0.5)	(1.4)
Total post-retirement benefits movements	(0.2)	(0.5)	(0.5)	(1.4)
Other comprehensive income (loss)	10.1	31.4	163.9	(108.6)
Comprehensive income for the period	$98.7	$86.5	$383.9	$70.2

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$93.4	$54.7	$349.7	$45.3
—Loss arising from discontinued operations	(0.1)	(0.1)	(0.7)	(0.5)
	93.3	54.6	349.0	44.8
Comprehensive income attributable to non-controlling interests	5.4	31.9	34.9	25.4
	$98.7	$86.5	$383.9	$70.2
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 27, 2025	As of December 28, 2024
Assets
Current assets
Cash and cash equivalents	$689.4	$682.0
Trade accounts receivable, net	833.3	722.7
Inventories	718.1	676.0
Taxes receivable	46.4	28.6
Prepaid expenses and other assets	197.8	196.7
Total current assets	2,485.0	2,306.0
Non-current assets
Property, plant and equipment, net	609.3	579.5
Goodwill	2,019.8	1,908.9
Pension surplus	5.6	5.7
Intangible assets, net	1,207.0	1,248.6
Right-of-use assets	142.0	139.4
Taxes receivable	16.5	20.7
Deferred income taxes	627.1	553.5
Other non-current assets	37.4	24.0
Total assets	$7,149.7	$6,786.3
Liabilities and equity
Current liabilities
Debt, current portion	$30.5	$39.1
Trade accounts payable	385.3	408.2
Taxes payable	26.5	22.9
Accrued expenses and other current liabilities	263.1	251.3
Total current liabilities	705.4	721.5
Non-current liabilities
Debt, less current portion	2,204.3	2,311.5
Post-retirement benefit obligations	68.0	78.0
Lease liabilities	126.3	127.3
Taxes payable	60.0	82.2
Deferred income taxes	58.1	56.8
Other non-current liabilities	212.5	68.7
Total liabilities	3,434.6	3,446.0
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 258,249,123 (December 28, 2024: authorized shares: 3,000,000,000; outstanding shares: 255,203,987)	2.6	2.6
—Additional paid-in capital	2,628.7	2,618.6
—Accumulated other comprehensive loss	(928.3)	(1,077.2)
—Retained earnings	1,667.0	1,479.6
Total shareholders’ equity	3,370.0	3,023.6
Non-controlling interests	345.1	316.7
Total equity	3,715.1	3,340.3
Total liabilities and equity	$7,149.7	$6,786.3

The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024
Cash flows from operating activities
Net income	$220.0	$178.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159.1	162.8
Foreign exchange and other non-cash financing income	(20.3)	(26.2)
Share-based compensation expense	22.4	20.2
Decrease in post-employment benefit obligations, net	(13.1)	(6.6)
Deferred income taxes	(6.3)	(25.1)
Asset impairments	1.2	—
Loss on deconsolidation of Russian Entity	—	12.8
Loss (gain) on disposal of property, plant and equipment	0.2	(7.2)
Other operating activities	4.7	(1.5)
Changes in operating assets and liabilities:
—Accounts receivable	(71.4)	(46.1)
—Inventories	(6.7)	(84.0)
—Accounts payable	(40.9)	(25.0)
—Prepaid expenses and other assets	0.9	18.2
—Taxes payable	(30.7)	(2.6)
—Other liabilities	(10.8)	20.2
Net cash provided by operating activities	208.3	188.7
Cash flows from investing activities
Purchases of property, plant and equipment	(54.4)	(59.8)
Purchases of intangible assets	(26.0)	(13.5)
Purchases of investments	—	(11.3)
Cash paid under company-owned life insurance policies	(10.4)	(5.4)
Cash received under company-owned life insurance policies	2.4	11.2
Proceeds from the sale of property, plant and equipment	2.2	11.0
Cash deconsolidated from previously controlled subsidiary	—	(12.5)
Other investing activities	(0.7)	—
Net cash used in investing activities	(86.9)	(80.3)
Cash flows from financing activities
Issuance of shares	9.8	10.0
Repurchase of shares	(13.0)	(176.1)
Proceeds from long-term debt	—	1,840.0
Payments of long-term debt	(114.1)	(1,917.0)
Debt issuance costs paid	—	(20.5)
Employee taxes paid from shares withheld	(20.1)	(4.7)
Dividends paid to non-controlling interests	(6.5)	(1.7)
Other financing activities	9.0	16.5
Net cash used in financing activities	(134.9)	(253.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	21.0	(1.4)
Net increase (decrease) in cash and cash equivalents and restricted cash	7.5	(146.5)
Cash and cash equivalents and restricted cash at the beginning of the period	684.8	724.0
Cash and cash equivalents and restricted cash at the end of the period	$692.3	$577.5

Supplemental schedule of cash flow information
Interest paid	$95.9	$104.7
Income taxes paid	$84.4	$88.5
Accrued capital expenditures	$2.2	$1.0
The accompanying notes form an integral part of these condensed consolidated financial statements
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 27, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7

Net income	—	—	—	—	81.6	81.6	7.0	88.6
Other comprehensive income (loss)	—	—	—	11.7	—	11.7	(1.6)	10.1
Total comprehensive income	—	—	—	11.7	81.6	93.3	5.4	98.7
Other changes in equity:
—Issuance of shares	—	5.1	—	—	—	5.1	—	5.1
—Shares withheld for employee taxes	—	(3.2)	—	—	—	(3.2)	—	(3.2)
—Share-based compensation	—	5.8	—	—	—	5.8	—	5.8
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(3.0)	(3.0)
As of September 27, 2025	$2.6	$2,628.7	$—	$(928.3)	$1,667.0	$3,370.0	$345.1	$3,715.1

	Three months ended September 28, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 29, 2024	$2.6	$2,600.9	$—	$(949.0)	$1,522.5	$3,177.0	$317.3	$3,494.3

Net income	—	—	—	—	47.6	47.6	7.5	55.1
Other comprehensive income	—	—	—	7.0	—	7.0	24.4	31.4
Total comprehensive income	—	—	—	7.0	47.6	54.6	31.9	86.5
Other changes in equity:
—Issuance of shares	—	2.9	—	—	—	2.9	—	2.9
—Shares withheld for employee taxes	—	(2.3)	—	—	—	(2.3)	—	(2.3)
—Buy-back of shares	(0.1)	—	(127.1)	—	—	(127.2)	—	(127.2)
—Share-based compensation	—	5.3	—	—	—	5.3	0.1	5.4
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
As of September 28, 2024	$2.5	$2,606.8	$(127.1)	$(942.0)	$1,570.1	$3,110.3	$347.6	$3,457.9

	Nine months ended September 27, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	200.1	200.1	19.9	220.0
Other comprehensive income	—	—	—	148.9	—	148.9	15.0	163.9
Total comprehensive income	—	—	—	148.9	200.1	349.0	34.9	383.9
Other changes in equity:
—Issuance of shares	—	9.8	—	—	—	9.8	—	9.8
—Shares withheld for employee taxes	—	(20.1)	—	—	—	(20.1)	—	(20.1)
—Buy-back and cancellation of shares	—	—	—	—	(12.7)	(12.7)	—	(12.7)
—Share-based compensation	—	20.4	—	—	—	20.4		20.4
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(6.5)	(6.5)
As of September 27, 2025	$2.6	$2,628.7	$—	$(928.3)	$1,667.0	$3,370.0	$345.1	$3,715.1

	Nine months ended September 28, 2024

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 30, 2023	$2.6	$2,583.8	$—	$(828.5)	$1,462.3	$3,220.2	$323.7	$3,543.9

Net income	—	—	—	—	158.3	158.3	20.5	178.8
Other comprehensive (loss) income	—	—	—	(113.5)	—	(113.5)	4.9	(108.6)
Total comprehensive (loss) income	—	—	—	(113.5)	158.3	44.8	25.4	70.2
Other changes in equity:
—Issuance of shares	—	10.0	—	—	—	10.0	—	10.0
—Shares withheld for employee taxes	—	(4.7)	—	—	—	(4.7)	—	(4.7)
—Buy-back and cancellation of shares	(0.1)	—	(127.1)	—	(50.5)	(177.7)	—	(177.7)
—Share-based compensation	—	17.7	—	—	—	17.7	0.2	17.9
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
As of September 28, 2024	$2.5	$2,606.8	$(127.1)	$(942.0)	$1,570.1	$3,110.3	$347.6	$3,457.9
The accompanying notes form an integral part of these condensed consolidated financial statements

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
B. Accounting periods
The Company has historically prepared its annual consolidated financial statements for the period ending on the Saturday nearest December 31. Accordingly, the condensed consolidated balance sheets as of September 27, 2025 and December 28, 2024, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 91-day period from June 29, 2025 to September 27, 2025, with comparative information for the 91-day period from June 30, 2024 to September 28, 2024 and for the 273-day period from December 29, 2024 to September 27, 2025, with comparative information for the 273-day period from December 31, 2023 to September 28, 2024.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 27, 2025 and the results of its operations and cash flows for the periods ended September 27, 2025 and September 28, 2024. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of September 27, 2025, the collection of $146.5 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $148.6 million as of December 28, 2024. During the three and nine months ended September 27, 2025, we incurred costs in respect of this program of $2.1 million and $6.5 million. During the three and nine months ended September 28, 2024, we incurred costs in respect of this program of $2.2 million and $6.6 million.

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
The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year. During the nine months ended September 27, 2025, we reclassified foreign currency transaction loss of $2.2 million from Selling, general and administrative expenses to Other expenses (income) within the statements of operations. In addition, we have reclassified the amounts relating to prior period results to conform to current period presentation. The results of reclassification did not impact net income and are not considered material.

2. Recent accounting pronouncements not yet adopted
The following accounting pronouncements are relevant to Gates’ operations but have not yet been adopted.
•Accounting Standards Update (“ASU”) 2025-6 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40)”
In September 2025, the Financial Accounting Standards Board (“FASB”) issued an ASU to modernize the accounting for software costs. The amendment removes all references to prescriptive and sequential software development stages (referred to as “project stages”) for capitalization throughout Subtopic 350-40 and introduces a principles-based capitalization model. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment also introduces the concept of significant development uncertainty, which precludes capitalization until such uncertainty is resolved. The updated standard is effective for our annual periods beginning in fiscal year 2028 and interim periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures.
•ASU 2024-03 “Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures”
In November 2024, the FASB issued an ASU to require disclosure of specified information about certain expense amounts comprising of Cost of sales, and Selling, general and administrative expenses, as well as qualitative description of the remaining expense amounts. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The updated standard is effective for our annual periods beginning in fiscal year 2027 and interim periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures.
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

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Power Transmission	$533.3	$513.4	$1,610.6	$1,588.1
Fluid Power	322.4	317.3	976.4	990.7
Net sales	$855.7	$830.7	$2,587.0	$2,578.8
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reportable segments, the CEO also reviews net sales information disaggregated by region and by channels.
The following tables summarize our net sales by key geographic region:

	Three months ended
	September 27, 2025		September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$149.4	$170.8	$140.9	$168.1
North America, excluding the U.S.	54.7	40.9	56.6	49.2
South America	24.4	11.3	26.3	10.6
United Kingdom ("U.K.")	8.2	16.7	9.1	16.0
Luxembourg	61.4	23.8	63.8	21.0
EMEA(1), excluding the U.K. and Luxembourg	88.4	26.4	73.7	25.1
East Asia and India	71.3	21.3	70.4	18.5
Greater China	75.5	11.2	72.6	8.8
Net sales	$533.3	$322.4	$513.4	$317.3

	Nine months ended
	September 27, 2025		September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$458.3	$522.6	$425.8	$524.1
North America, excluding the U.S.	161.1	127.3	182.0	153.0
South America	68.5	31.8	81.3	29.4
U.K.	30.6	49.0	29.6	50.7
Luxembourg	201.2	70.0	191.3	64.8
EMEA(1), excluding the U.K. and Luxembourg	260.4	79.5	257.8	80.1
East Asia and India	211.1	62.9	205.6	58.3
Greater China	219.4	33.3	214.7	30.3
Net Sales	$1,610.6	$976.4	$1,588.1	$990.7
(1)    Europe, Middle East and Africa (“EMEA”).
The following tables summarize our segment net sales into OEM and Replacement channels:

	For the three months ended
	September 27, 2025		September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$353.1	$235.4	$339.5	$225.4
OEM	180.2	87.0	173.9	91.9
Net sales	$533.3	$322.4	$513.4	$317.3

	For the nine months ended
	September 27, 2025		September 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Replacement	$1,069.5	$702.4	$1,049.3	$684.1
OEM	541.1	274.0	538.8	306.6
Net sales	$1,610.6	$976.4	$1,588.1	$990.7
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
•loss on deconsolidation of Russian subsidiary;
•credit loss related to a customer bankruptcy; and
•other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.
Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Power Transmission	$122.1	$113.0	$361.6	$355.8
Fluid Power	73.7	69.5	220.7	224.5
Adjusted EBITDA	$195.8	$182.5	$582.3	$580.3
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	September 27, 2025			September 28, 2024
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$533.3	$322.4	$855.7	$513.4	$317.3	$830.7
Adjusted cost of sales (1)	(313.4)	(196.0)	(509.4)	(299.5)	(190.2)	(489.7)
Adjusted selling, general and administrative expenses ("SG&A") (2)	(113.4)	(65.6)	(179.0)	(111.9)	(68.1)	(180.0)
Depreciation and software amortization	12.8	11.0	23.8	12.9	11.5	24.4
Other adjustments(3)	2.8	1.9	4.7	(1.9)	(1.0)	(2.9)
Adjusted EBITDA	$122.1	$73.7	$195.8	$113.0	$69.5	$182.5

	Nine months ended
	September 27, 2025			September 28, 2024
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$1,610.6	$976.4	$2,587.0	$1,588.1	$990.7	$2,578.8
Adjusted cost of sales (1)	(942.2)	(588.3)	(1,530.5)	(934.1)	(598.9)	(1,533.0)
Adjusted selling, general and administrative expenses (2)	(346.8)	(201.1)	(547.9)	(339.0)	(204.2)	(543.2)
Depreciation and software amortization	38.5	32.6	71.1	38.7	35.5	74.2
Other adjustments (3)	1.5	1.1	2.6	2.1	1.4	3.5
Adjusted EBITDA	$361.6	$220.7	$582.3	$355.8	$224.5	$580.3

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
(3)    Other adjustments primarily relates to net foreign currency transaction (loss) gain and insurance recoveries.
Reconciliation of net income from continuing operations before taxes to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income from continuing operations before taxes	$94.8	$69.2	$268.8	$240.1
Interest expense	34.9	35.1	93.3	121.7
Depreciation and amortization	53.6	53.7	159.1	162.8
Loss on deconsolidation of Russian subsidiary (1)	—	12.8	—	12.8
Share-based compensation expense	6.7	6.4	22.4	20.2
Transaction-related expense (2)	0.1	0.5	0.5	2.1
Inventory write-offs and adjustments (3) (included in cost of sales)	2.6	4.4	5.6	21.7
Restructuring expenses	6.5	2.2	21.1	5.0
Restructuring-related expenses (included in cost of sales)	2.1	0.9	4.5	0.9
Restructuring-related expenses (included in SG&A)	3.7	1.4	8.3	1.5
Asset impairments	0.4	—	1.2	—
Credit gain related to customer bankruptcy (included in SG&A)	—	(0.2)	—	(0.1)
Other (income) expenses, excluding foreign currency transaction gain or loss and insurance recoveries (4)	(4.4)	(3.9)	2.7	(8.5)
Cybersecurity incident insurance recovery (5)	(5.2)	—	(5.2)	—
Other items not directly related to current operations	—	—	—	0.1
Adjusted EBITDA	$195.8	$182.5	$582.3	$580.3
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
(3)    Inventory write-offs and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    Other (income) expenses excludes foreign currency transaction losses and insurance recoveries of $9.9 million and $7.8 million during the three and nine months ended September 27, 2025, respectively, and foreign currency transaction loss of $2.7 million and $3.6 million gain during the three and nine months ended September 28, 2024, respectively.
(5)    In July 2025, we received insurance recoveries related to a previously disclosed cybersecurity incident that occurred in February 2023 for which we previously excluded $5.2 million of expenses from Adjusted EBITDA.
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

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring expenses:
—Severance and related benefit expense	6.2	0.8	19.2	0.4
—Professional service fees	0.1	1.1	1.4	2.6
—Other net restructuring expenses	0.2	0.3	0.5	2.0
Total restructuring expenses	6.5	2.2	21.1	5.0

—Asset impairments related to restructuring	0.4	—	1.2	—
Total restructuring expenses and asset impairments	$6.9	$2.2	$22.3	$5.0

Other restructuring-related expenses:
—Severance and restructuring-related expenses included in cost of sales	2.1	0.9	4.5	0.9
—Severance and restructuring-related expenses included in SG&A	3.7	1.4	8.3	1.5
Total restructuring-related expenses	$5.8	$2.3	$12.8	$2.4
Restructuring expenses during the three and nine months ended September 27, 2025 included $0.3 million and $12.9 million, respectively, of severance and related benefits expense related to a global cost reduction effort. In addition, during the three and nine months ended September 27, 2025, we incurred restructuring expenses of $4.7 million related to a manufacturing reduction in force in the Americas. Other restructuring expenses incurred during the three and nine months ended September 27, 2025 were related to professional service fees, severance and related benefit costs for the relocation of production activities to Mexico. Other restructuring-related expenses incurred during the three and nine months ended September 27, 2025 were primarily costs related to general severance and related benefits, and professional service fees.
Restructuring and other restructuring-related expenses during the three and nine months ended September 28, 2024 included $1.0 million and $2.5 million, respectively, of costs related to the relocation of certain production activities in Mexico. During the three months ended September 28, 2024, we also incurred severance costs of $1.0 million related to the consolidation of production activities across certain North American plants. Other restructuring costs incurred during the three and nine months ended September 28, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.
Restructuring activities
As indicated above, restructuring expenses form a subset of our total expenses related to restructuring and other restructuring-related initiatives. Analyzed by segment, our restructuring expenses and restructuring-related asset impairments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Power Transmission	$4.2	$0.6	$14.2	$1.4
Fluid Power	2.7	1.6	8.1	3.6
Total restructuring expenses and asset impairments	$6.9	$2.2	$22.3	$5.0

The following summarizes the reserve for restructuring expenses for the nine months ended September 27, 2025 and September 28, 2024, respectively:

	Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024
Balance as of the beginning of the period	$2.8	$5.1
Utilized during the period	(7.6)	(6.3)
Charge for the period	21.6	5.7
Released during the period	(0.5)	(0.7)
Foreign currency translation	0.4	—
Balance as of the end of the period	$16.7	$3.8
Restructuring reserves are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 27, 2025, we had an income tax expense of $6.1 million on pre-tax income of $94.8 million, which resulted in an effective tax rate of 6.4%, compared to an income tax expense of $14.0 million on pre-tax income of $69.2 million, which resulted in an effective tax rate of 20.2%, for the three months ended September 28, 2024.
For the three months ended September 27, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $13.5 million, of which $12.6 million related to uncertain tax benefits primarily due to audit settlements, $5.0 million primarily related to prior year adjustments in the U.S. and Luxembourg in which returns were filed, and $2.2 million related to changes in undistributed foreign earnings primarily in Türkiye, offset by $2.1 million related to insurance recovery, $2.0 million related to tax law changes in the U.S. and Germany, and $2.2 million of other net discrete tax expenses. For the three months ended September 28, 2024, the effective tax rate was driven primarily by net discrete tax benefits of $7.8 million, of which $6.5 million related to changes in the realizability of certain deferred tax assets, primarily related to U.S. foreign tax credit carryforwards, and $3.2 million related to the loss on deconsolidation of Russian subsidiary, offset by $1.9 million of other net discrete tax expenses.
For the nine months ended September 27, 2025, we had an income tax expense of $48.1 million on pre-tax income of $268.8 million, which resulted in an effective tax rate of 17.9%, compared to an income tax expense of $60.8 million on pre-tax income of $240.1 million, which resulted in an effective tax rate of 25.3%, for the nine months ended September 28, 2024.
For the nine months ended September 27, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $20.6 million, of which $10.5 million related to uncertain tax benefits primarily due to audit settlements, $9.2 million related to excess tax benefits on stock option exercises, $8.2 million related to prior year adjustments primarily from the U.S. and various foreign jurisdictions in which returns were filed, and $2.3 million related to changes in undistributed foreign earnings, offset by $5.8 million related to changes in the realizability of certain deferred tax assets, $2.1 million related to insurance recovery, and $1.7 million related to tax law changes primarily in the U.S., Germany and Italy. For the nine months ended September 28, 2024, we had net discrete tax benefits of $8.3 million, of which $13.8 million related to unrecognized tax benefits due to audit closures and $3.2 million related to a loss on deconsolidation of Russian subsidiary, offset by $3.4 million of uncertain tax benefit interest accrual, $4.2 million of net discrete expense related to changes in the realizability of certain deferred tax assets and $1.1 million of other net discrete tax expenses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Beginning in 2025, OBBBA reinstates an immediate deduction for domestic research and development expenses, makes permanent 100% bonus depreciation on domestic fixed assets, and modifies the business interest limitation calculation to exclude the impact of foreign earnings and domestic depreciation and amortization costs. Beginning in 2026, OBBBA also makes extensive reforms to the U.S. international tax regime. Based on current expectations in 2025, the impacts of the OBBBA are reflected in our results for the quarter ended September 27, 2025 and $3.2 million income tax expense related to OBBBA will be recognized during the year through the effective tax rate. We will continue to evaluate the full impact of OBBBA as additional guidance becomes available.

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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income attributable to shareholders	$81.6	$47.6	$200.1	$158.3

Weighted average number of shares outstanding	257,905,020	258,889,598	256,968,631	261,001,362
Dilutive effect of share-based awards	3,650,235	4,551,974	4,115,546	4,853,706
Diluted weighted average number of shares outstanding	261,555,255	263,441,572	261,084,177	265,855,068

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	56,878	5,410,122	1,241,225	2,785,491

Basic earnings per share	$0.32	$0.18	$0.78	$0.61
Diluted earnings per share	$0.31	$0.18	$0.77	$0.60
7. Inventories

(dollars in millions)	As of September 27, 2025	As of December 28, 2024
Raw materials and supplies	$197.7	$194.3
Work in progress	43.2	43.1
Finished goods	477.2	438.6
Total inventories	$718.1	$676.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 28, 2024	$1,257.5	$651.4	$1,908.9
Foreign currency translation	76.9	34.0	110.9
As of September 27, 2025	$1,334.4	$685.4	$2,019.8
9. Intangible assets

	As of September 27, 2025			As of December 28, 2024
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,995.2	$(1,330.7)	$664.5	$1,921.5	$(1,194.7)	$726.8
—Technology	90.8	(90.8)	—	90.5	(90.5)	—
—Capitalized software	169.2	(96.1)	73.1	138.2	(85.8)	52.4
	2,255.2	(1,517.6)	737.6	2,150.2	(1,371.0)	779.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,768.6	$(1,561.6)	$1,207.0	$2,663.6	$(1,415.0)	$1,248.6
During the three months ended September 27, 2025, the amortization expense recognized in respect of intangible assets was $32.6 million, compared to $32.0 million for the three months ended September 28, 2024. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $0.7 million for the three months ended September 27, 2025, compared to an increase of $11.4 million for the three months ended September 28, 2024.
During the nine months ended September 27, 2025, the amortization expense recognized in respect of intangible assets was $96.1 million, compared to $96.7 million for the nine months ended September 28, 2024. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $29.1 million for the nine months ended September 27, 2025, compared to a decrease of $8.2 million for the nine months ended September 28, 2024.
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

The period end fair values of derivative financial instruments were as follows:

		As of September 27, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$13.7	$8.0	$—	$(174.3)	$(152.6)
Derivatives instruments designated as cash flow hedges:
—Interest rate swaps	$1,085.0	1.5	0.6	(1.4)	(6.7)	(6.0)
—Currency forward contracts	$126.5	$0.8	$—	$(2.7)	$—	$(1.9)

Derivatives not designated as hedging instruments:
—Currency forward contracts	$0.1	—	—	—	—	—
		$16.0	$8.6	$(4.1)	$(181.0)	$(160.5)

		As of December 28, 2024
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivatives instruments designated as net investment hedges:
—Currency swaps	$1,320.0	$16.3	$1.3	$—	$(37.0)	$(19.4)
Derivatives instruments designated as cash flow hedges:
—Interest rate swaps	$1,255.0	13.4	0.2	(6.2)	(0.3)	7.1
—Currency forward contracts	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
—Currency forward contracts	$147.5	2.1	—	(0.4)	—	1.7
		$31.8	$1.5	$(6.6)	$(37.3)	$(10.6)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our foreign subsidiaries. During the second quarter of 2025, we expanded our net investment hedge activity by entering into cross currency swaps and foreign exchange forward contracts with a gross notional value at inception of $820.0 million and terms between three to five years, designated in hedges of portions of our net investment in Canadian, Chinese, and Japanese subsidiaries.
The fair value (losses) gains before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net fair value gains (losses) recognized in OCI in relation to:
—Designated cross currency swaps & currency forwards	$20.5	$(50.1)	$(132.4)	$(24.2)
Total net fair value gains (losses)	$20.5	$(50.1)	$(132.4)	$(24.2)
During the three and nine months ended September 27, 2025, a net gain of $6.5 million and $17.0 million related to the amount excluded from the hedging relationship, respectively, was recognized in interest expense in relation to our cross currency swaps and foreign exchange forward contracts that have been designated as net investment hedges, compared to a net gain of $5.7 million and $10.0 million, respectively, during the three and nine months ended September 28, 2024.

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
During the second quarter of 2025, we hedged portions of our forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. These currency forward contracts are primarily used in respect of hedging our operational currency exposures in Europe to exchange currencies, principally between Euro and U.S. Dollar, Pound Sterling, Polish Zloty, and Czech Koruna.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Movement recognized in OCI in relation to:
—Fair value gain on cash flow hedges	$(2.1)	$(17.0)	$(9.1)	$0.4
—Deferred OCI reclassified to net income	—	(9.0)	(13.6)	(27.0)
Total movement	$(2.1)	$(26.0)	$(22.7)	$(26.6)
C. Derivative instruments not designated as hedging instruments
Prior to second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of September 27, 2025, the notional amount of outstanding currency forward contracts that are not designated as hedging instruments was $0.1 million related to other foreign currencies, compared to $147.5 million as of December 28, 2024. The fair value (losses) gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Fair value gains recognized in relation to:
—Currency forward contracts recognized in other expense (income)	$0.1	$0.2	$1.2	$3.4
Total	$0.1	$0.2	$1.2	$3.4

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
The carrying amount and fair value of our debt are set out below:

	As of September 27, 2025		As of December 28, 2024
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$30.5	$30.4	$39.1	$38.7
Non-current	2,204.3	2,234.4	2,311.5	2,314.3
	$2,234.8	$2,264.8	$2,350.6	$2,353.0
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of September 27, 2025
Derivative assets	$—	$24.6	$24.6
Derivative liabilities	$—	$(185.1)	$(185.1)
Cash equivalents	$—	$24.0	$24.0

As of December 28, 2024
Derivative assets	$—	$33.3	$33.3
Derivative liabilities	$—	$(43.9)	$(43.9)
Cash equivalents	$41.5	$30.8	$72.3
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During the three and nine months ended September 27, 2025, we recognized an asset impairment of $0.4 million and $1.2 million, respectively, related to restructuring actions. No significant impairment was recognized during the three and nine months ended September 28, 2024. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.
12. Debt

(dollars in millions)	As of September 27, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,290.2	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	459.2	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,249.4	2,363.5
Deferred issuance costs	(26.4)	(33.2)
Accrued interest	11.8	20.3
Total carrying value of debt	2,234.8	2,350.6
Debt, current portion	30.5	39.1
Debt, less current portion	$2,204.3	$2,311.5

Weighted average interest rate	6.25%	6.44%
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
During July 2025, we made a voluntary principal debt repayment of $100 million against our 2022 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $2.8 million of deferred issuance costs (recognized in interest expense).
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
As of September 27, 2025, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.07% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of September 27, 2025, the 2022 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 6.07% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2024 Dollar Term Loans and 2022 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended September 27, 2025, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $9.8 million, and $4.3 million, respectively.
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

Unsecured Senior Notes
As of September 27, 2025, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
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
As of both September 27, 2025 and December 28, 2024, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $29.7 million and $28.2 million as of September 27, 2025 and December 28, 2024, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.5 million as of September 27, 2025, compared to $12.3 million as of December 28, 2024.
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

Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Three months ended September 27, 2025			Three months ended September 28, 2024
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$1.0	$—	$1.0	$1.0	$—	$1.0
Reported outside of operating income:
—Interest cost	6.3	0.3	6.6	6.0	0.4	6.4
—Expected return on plan assets	(6.0)	—	(6.0)	(6.5)	—	(6.5)
—Net amortization of prior period losses (gains)	0.6	(0.8)	(0.2)	0.2	(0.8)	(0.6)
—Settlements and curtailments	—	—	—	0.1	—	0.1
Net periodic benefit cost (income)	$1.9	$(0.5)	$1.4	$0.8	$(0.4)	$0.4

Cash Contributions	$9.7	$0.7	$10.4	$2.2	$0.7	$2.9

	Nine months ended September 27, 2025			Nine months ended September 28, 2024
(dollars in millions)	Pensions	Other post-retirement benefits	Total	Pensions	Other post-retirement benefits	Total
Reported in operating income:
—Employer service cost	$3.0	$—	$3.0	$3.0	$—	$3.0
Reported outside of operating income:
—Interest cost	18.8	0.9	19.7	18.2	1.0	19.2
—Expected return on plan assets	(17.7)	—	(17.7)	(19.4)	—	(19.4)
—Net amortization of prior period losses (gains)	1.6	(2.3)	(0.7)	0.6	(2.4)	(1.8)
—Settlements and curtailments	—	—	—	0.1	—	0.1
Net periodic benefit cost (income)	$5.7	$(1.4)	$4.3	$2.5	$(1.4)	$1.1

Cash Contributions	$15.4	$2.3	$17.7	$5.4	$2.4	$7.8
The components of the above net periodic benefit cost (income) for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other income line in the condensed consolidated statement of operations.
For 2025 as a whole, we expect to contribute approximately $19.1 million to our defined benefit pension plans and approximately $2.8 million to our other post-retirement benefit plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 27, 2025, we recognized a charge of $6.7 million and $22.4 million, respectively, compared to $6.4 million and $20.2 million, respectively, in the three and nine months ended September 28, 2024.
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Nine months ended September 27, 2025
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,557,018	$6.95
—Tier II	2014 Plan	1,722,639	$7.00
—Tier IV	2014 Plan	1,660,742	$10.48
—SARs	Both plans	603,393	$10.79
—Share options	2018 Plan	1,480,065	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		7,859,326	$10.70
Granted during the period:
—SARs	2018 Plan	29,100	$21.64
		29,100	$21.64
Forfeited during the period:
—SARs	2018 Plan	(2,834)	$17.61
		(2,834)	$17.61
Exercised during the period:
—Tier I	2014 Plan	(1,295,753)	$6.77
—Tier II	2014 Plan	(1,363,643)	$6.78
—Tier IV	2014 Plan	(1,385,779)	$10.16
—SARs	Both Plans	(417,515)	$9.11
—Share options	2018 Plan	(202,434)	$14.67
		(4,665,124)	$8.33
Outstanding at the end of the period:
—Tier I	2014 Plan	261,265	$7.84
—Tier II	2014 Plan	358,996	$7.84
—Tier IV	2014 Plan	274,963	$12.09
—SARs	Both plans	212,144	$15.49
—Share options	2018 Plan	1,277,631	$14.54
—Premium-priced options	2018 Plan	835,469	$18.88
		3,220,468	$14.23

Exercisable at the end of the period		3,155,277	$14.16
Vested and expected to vest at the end of the period		3,220,468	$14.22
As of September 27, 2025, the aggregate intrinsic value of options that were exercisable was $33.9 million, and these options had a weighted average remaining contractual term of 3.3 years. As of September 27, 2025, the aggregate intrinsic value of options that were vested or expected to vest was $34.4 million, and these options had a weighted average remaining contractual term of 3.4 years.
As of September 27, 2025, the unrecognized compensation charge relating to the nonvested options was $0.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
During the three and nine months ended September 27, 2025, cash of $5.1 million and $9.8 million was received in relation to the exercise of vested options, respectively, compared to $2.9 million and $10.0 million during the three and nine months ended September 28, 2024, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 27, 2025 was $7.6 million and $25.8 million, respectively, compared to $0.7 million and $3.4 million during the three and nine months ended September 28, 2024, respectively.

Summary of movements in RSUs and PRSUs outstanding

	Nine months ended September 27, 2025
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	2,570,852	$14.45
—PRSUs	1,028,146	$17.03
	3,598,998	$15.19
Granted during the period:
—RSUs	865,518	$21.60
—PRSUs	279,404	$23.55
	1,144,922	$22.08
Adjusted for performance during the period:
—PRSUs	60,274	$17.23
	60,274	$17.23

Forfeited during the period:
—RSUs	(213,968)	$16.46
—PRSUs	(34,726)	$16.10
	(248,694)	$16.41
Vested during the period:
—RSUs	(1,413,972)	$14.03
—PRSUs	(347,337)	17.17
	(1,761,309)	$14.65
Outstanding at the end of the period:
—RSUs	1,808,430	$17.96
—PRSUs	985,761	$18.87
	2,794,191	$18.28
As of September 27, 2025, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $27.1 million, which is expected to be recognized over a weighted average period of 1.5 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended September 27, 2025 was $5.1 million and $25.8 million, respectively, compared to $5.8 million and $21.1 million during the three and nine months ended September 28, 2024, respectively.

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

	Nine months ended
	September 27, 2025	September 28, 2024
Weighted average grant date fair value:
—SARs	$9.96	$6.95
—RSUs	$21.60	$14.91
—PRSUs	$23.55	$16.37

Inputs to the model:
—Expected volatility — SARs	41.1%	41.7%
—Expected volatility — PRSUs	31.6%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	4.1%	4.2%
PRSUs	4.0%	4.4%
15. Equity
Movements in the Company’s number of shares in issue for the nine months ended September 27, 2025 and September 28, 2024, respectively, were as follows:

	Nine months ended
(number of shares)	September 27, 2025	September 28, 2024
Balance as of the beginning of the period	255,203,987	264,259,788
Exercise of share options	2,373,541	915,120
Vesting of restricted stock units, net of withholding taxes	1,344,506	1,215,382
Shares repurchased and cancelled	(672,911)	(11,690,303)
Balance as of the end of the period	258,249,123	254,699,987
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
In July 2024, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $250.0 million in share repurchases, with an expiration date of December 31, 2025. In August 2024, the Company repurchased 7,539,203 ordinary shares through Citi from selling shareholders affiliated with Blackstone at a price of $16.58 per ordinary share for an aggregate consideration of approximately $125.0 million (the “August 2024 Repurchase”), plus costs paid directly related to the transaction of $0.8 million. This repurchase was funded by cash on hand and a borrowing of $40.0 million under Gates’ secured revolving credit facility. All shares repurchased pursuant to the August 2024 Repurchase were cancelled.

In March 2025, the Company repurchased 672,911 shares under the existing share repurchase program in the open market at a total cost of approximately $12.9 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased were cancelled and approximately $112.1 million remained available under the share repurchase program as of September 27, 2025.
In October 2025, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $300.0 million in share repurchases, which expires on December 31, 2026.
16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)
Foreign currency translation	(3.4)	171.2		167.8	13.8	181.6
Cash flow hedges movements	—	—	(18.4)	(18.4)	1.2	(17.2)
Post-retirement benefit movements	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(3.9)	171.2	(18.4)	148.9	15.0	163.9
As of September 27, 2025	$(27.1)	$(885.6)	$(15.6)	$(928.3)	$(82.5)	$(1,010.8)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 30, 2023	$(15.3)	$(832.3)	$19.1	$(828.5)	$(78.4)	$(906.9)
Foreign currency translation	(2.9)	(89.3)	—	(92.2)	4.9	(87.3)
Cash flow hedges movements	—	—	(19.9)	(19.9)	—	(19.9)
Post-retirement benefit movements	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive (loss) income	(4.3)	(89.3)	(19.9)	(113.5)	4.9	(108.6)
As of September 28, 2024	$(19.6)	$(921.6)	$(0.8)	$(942.0)	$(73.5)	$(1,015.5)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Purchases	$(4.0)	$(4.0)	$(11.5)	$(11.9)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of September 27, 2025, compared to $0.1 million as of December 28, 2024. No dividends were received from our equity method investees during the periods presented.

B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$10.8	$10.9	$32.3	$30.3
Purchases	$(3.7)	$(4.0)	$(11.6)	$(11.2)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 27, 2025	As of December 28, 2024
Receivables	$4.0	$3.7
Payables	$(3.2)	$(2.8)
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
B. Warranties
The following summarizes the movements in the warranty liability for the nine months ended September 27, 2025 and September 28, 2024, respectively:

	Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024
Balance as of the beginning of the period	$16.4	$15.9
Charge for the period	7.3	7.1
Payments made	(6.2)	(5.7)
Released during the period	(1.4)	(0.2)
Foreign currency translation	0.3	0.1
Balance as of the end of the period	$16.4	$17.2

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
During the nine months ended September 27, 2025, sales into replacement channels accounted for approximately 68% of our total net sales. Our replacement sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Replacement products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 27, 2025, sales into first-fit channels accounted for approximately 32% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial first-fit customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.

During the nine months ended September 27, 2025, sales in the personal mobility end market continued to experience strong growth, and our replacement channel sales grew modestly, including positive core growth in the industrial replacement channel. We continue to focus on managing our business through current economic uncertainties, improving our gross margins through our efforts of material cost savings, footprint optimization and productivity. In the first half of 2026, we expect certain one-time footprint optimization, restructuring, and system implementation costs. We anticipate these and other investments and product development in personal mobility and data center opportunities will position us to drive long term growth and margin expansion.
Our global operating footprint and worldwide sales reach expose us to risks associated with trade conflicts between the U.S. and its trading partners. Escalating global trade conflicts due to recent U.S. and retaliatory tariffs and geopolitical tensions have led to, and may continue to lead to, inflationary pressures, uncertainty, and volatility in the market and, therefore, could impact our operations, supply chain and financial performance. While we have not experienced significant disruptions to our supply chain, we have begun to experience some slower than expected demand recovery, cost increases and may incur additional costs, primarily for our businesses in North America. The global tariff regime continues to evolve and we could have additional exposures in the future. We are taking actions to mitigate the impact of tariffs through price increases and adjustments to our supply chain and operations, and intend to continue to offset any incremental tariff impacts for the remainder of the year. Whether these strategies or other effects of the tariffs will further impact customer behaviors, including future demand for our products, remains uncertain. We will continue to monitor and evaluate risks related to the tariffs and any resulting impact on macroeconomic conditions and our business.
Global conflicts, such as the conflict between Russia and Ukraine, and sanctions and counter-sanctions imposed in response, created increased economic uncertainty and operational complexity both in Europe, Middle East and Africa (“EMEA”) and globally, the impacts of which we cannot fully predict.
Results for the three and nine months ended September 27, 2025 compared to the results for the three and nine months ended September 28, 2024
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$855.7	$830.7	$2,587.0	$2,578.8
Cost of sales	514.1	494.9	1,540.6	1,555.6
Gross profit	341.6	335.8	1,046.4	1,023.2
Selling, general and administrative expenses	219.2	217.2	666.6	653.5
Transaction-related expenses	0.1	0.5	0.5	2.1
Asset impairments	0.4	—	1.2	—
Restructuring expenses	6.5	2.2	21.1	5.0
Other operating expenses	—	—	—	0.1
Operating income from continuing operations	115.4	115.9	357.0	362.5
Interest expense	34.9	35.1	93.3	121.7
Loss on deconsolidation of Russian subsidiary	—	12.8	—	12.8
Other income	(14.3)	(1.2)	(5.1)	(12.1)
Income from continuing operations before taxes	94.8	69.2	268.8	240.1
Income tax expense	6.1	14.0	48.1	60.8
Net income from continuing operations	$88.7	$55.2	$220.7	$179.3

Adjusted EBITDA(1)	$195.8	$182.5	$582.3	$580.3
Adjusted EBITDA margin	22.9%	22.0%	22.5%	22.5%
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Net sales
Net sales during the three months ended September 27, 2025 were $855.7 million, compared to $830.7 million during the prior year period, an increase of 3.0%, or $25.0 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended September 28, 2024	$513.4	$317.3	$830.7
Currency translation	8.3	2.9	11.2
Volume	(1.0)	(8.3)	(9.3)
Pricing	12.6	10.5	23.1
Three months ended September 27, 2025	$533.3	$322.4	$855.7
Net sales during the nine months ended September 27, 2025 were $2,587.0 million, compared to $2,578.8 million during the prior year period, an increase of 0.3%, or $8.2 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Nine months ended September 28, 2024	$1,588.1	$990.7	$2,578.8
Currency translation	(3.4)	(8.3)	(11.7)
Volume	2.9	(25.4)	(22.5)
Pricing	23.0	19.4	42.4
Nine months ended September 27, 2025	$1,610.6	$976.4	$2,587.0
Cost of sales
Cost of sales for the three months ended September 27, 2025 was $514.1 million, compared to $494.9 million for the prior year period, an increase of 3.9%, or $19.2 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended September 28, 2024	$494.9
Currency translation	7.1
Volume	(3.3)
Manufacturing performance	13.8
Mix	(2.0)
Other	3.6
Three months ended September 27, 2025	$514.1
Cost of sales for the nine months ended September 27, 2025 was $1,540.6 million, compared to $1,555.6 million for the prior year period, a decrease of 1.0%, or $15.0 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Nine months ended September 28, 2024	$1,555.6
Currency translation	(9.8)
Volume	(5.9)
Manufacturing performance	22.9
Mix	(9.2)
Inventory impairments and adjustments	(16.2)
Other	3.2
Nine months ended September 27, 2025	$1,540.6

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 27, 2025 were $219.2 million compared to $217.2 million for the prior year period. This increase of $2.0 million was driven primarily by higher restructuring-related severance expense of $2.3 million and higher labor and benefits expense of $2.0 million, partially offset by lower warranty expense of $1.8 million and lower outbound freight costs of $1.5 million.
SG&A expenses for the nine months ended September 27, 2025 were $666.6 million compared to $653.5 million for the prior year period. This increase of $13.1 million was primarily attributable to the $7.3 million of higher corporate-owned life insurance related expenses and $7.2 million gain from disposal of property, plant and equipment that occurred during the prior year partially offset by lower labor and benefits expense of $2.0 million.
Transaction-related expenses
Transaction-related expenses of $0.1 million and $0.5 million were incurred during the three and nine months ended September 27, 2025, respectively. Transaction expenses for the three months September 27, 2025 were primarily related to certain corporate transactions. Transaction expenses for the nine months ended September 27, 2025 were primarily related to certain non-recurring debt related costs and certain other corporate transactions. Transaction-related expenses of $0.5 million and $2.1 million were incurred during the prior year three and nine months ended September 28, 2024, respectively. Transaction expenses for the three months ended September 28, 2024 were primarily related to the secondary offering completed during August 2024. Transaction expenses for the nine months ended September 28, 2024 were primarily related to the debt refinancing that occurred in June 2024, the secondary offerings completed in both February and August 2024, and certain other corporate transactions.
Restructuring expenses
Restructuring expenses during the three and nine months ended September 27, 2025 included $0.3 million and $12.9 million, respectively, of severance and related benefits expense related to a global cost reduction effort. In addition, during the three and nine months ended September 27, 2025, we incurred restructuring expenses of $4.7 million related to a manufacturing reduction in force in the Americas. Other restructuring expenses incurred during the three and nine months ended September 27, 2025 were related to professional service fees, severance and related benefit costs for the relocation of production activities to Mexico. Other restructuring-related expenses incurred during the three and nine months ended September 27, 2025 were primarily costs related to general severance and related benefits, and professional service fees.
Restructuring and other restructuring-related expenses during the three and nine months ended September 28, 2024 included $1.0 million and $2.5 million, respectively, of costs related to the relocation of certain production activities in Mexico. During the three months ended September 28, 2024, we also incurred severance costs of $1.0 million related to the consolidation of production activities across certain North American plants. Other restructuring costs incurred during the three and nine months ended September 28, 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.

Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Debt:
Dollar Term Loans	$19.2	$21.9	$51.5	$69.4
Dollar Senior Notes	8.5	8.5	25.7	26.1
	27.7	30.4	77.2	95.5
Amortization of deferred issuance costs	4.2	1.7	7.4	21.8
Other interest expense	3.0	3.0	8.7	4.4
	$34.9	$35.1	$93.3	$121.7
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest expense decreased by $0.2 million and $28.4 million during the three and nine months ended September 27, 2025, respectively, when compared to the equivalent prior year period, primarily due to the $14.8 million accelerated amortization of deferred issuance costs related to the debt refinancing that occurred in June 2024, partially offset by the unfavorable impact of derivatives. Additionally, interest on debt decreased by $2.7 million and $18.3 million during the three and nine months ended September 27, 2025, respectively, when compared to the equivalent prior year period, primarily due to lower interest rates as a result of the refinancing activities executed in 2024.
Other income
Our other income was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest income on bank deposits	$(2.1)	$(2.8)	$(6.9)	$(11.2)
Foreign currency transaction loss (gain), net	0.1	2.7	2.2	(3.6)
Net adjustments related to post-retirement benefits	0.4	(0.6)	1.3	(1.9)
Foreign currency loss on hyperinflation remeasurement	0.9	1.4	2.9	6.0
Insurance recoveries	(10.0)	—	(10.0)	—
Other	(3.6)	(1.9)	5.4	(1.4)
	$(14.3)	$(1.2)	$(5.1)	$(12.1)
Other income for the three months ended September 27, 2025 was $14.3 million compared to income of $1.2 million, for the three months ended September 28, 2024. The change was primarily driven by insurance recoveries received in September 2025 as well as a decrease in foreign currency transaction losses.
Other income for the nine months ended September 27, 2025 was $5.1 million compared to income of $12.1 million, for the nine months ended September 28, 2024. The decrease in income was primarily driven by foreign currency transaction and financing- related losses in addition to lower interest income on bank deposits. This was partially offset by insurance recoveries received in September 2025.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended September 27, 2025, we had an income tax expense of $6.1 million on pre-tax income of $94.8 million, which resulted in an effective tax rate of 6.4%, compared to an income tax expense of $14.0 million on pre-tax income of $69.2 million, which resulted in an effective tax rate of 20.2%, for the three months ended September 28, 2024.

For the three months ended September 27, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $13.5 million, of which $12.6 million related to uncertain tax benefits primarily due to audit settlements, $5.0 million primarily related to prior year adjustments in the U.S. and Luxembourg in which returns were filed, and $2.2 million related to changes in undistributed foreign earnings primarily in Türkiye, offset by $2.1 million related to insurance recovery, $2.0 million related to tax law changes in the U.S. and Germany, and $2.2 million of other net discrete tax expenses. For the three months ended September 28, 2024, the effective tax rate was driven primarily by discrete tax benefits of $7.8 million, of which $6.5 million related to the changes in the realizability of certain deferred tax assets, primarily related to U.S. foreign tax credit carryforwards, $3.2 million related to the loss on the deconsolidation of Russian subsidiary, offset by $1.9 million of other net discrete tax expenses.
For the nine months ended September 27, 2025, we had an income tax expense of $48.1 million on pre-tax income of $268.8 million, which resulted in an effective tax rate of 17.9%, compared to an income tax expense of $60.8 million on pre-tax income of $240.1 million, which resulted in an effective tax rate of 25.3%, for the nine months ended September 28, 2024.
For the nine months ended September 27, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $20.6 million, of which $10.5 million related to uncertain tax benefits primarily due to audit settlements, $9.2 million related to excess tax benefits on stock option exercises, $8.2 million related to prior year adjustments primarily from the U.S. and various foreign jurisdictions in which returns were filed, and $2.3 million related to changes in undistributed foreign earnings, offset by $5.8 million related to changes in the realizability of certain deferred tax assets, $2.1 million related to insurance recovery, and $1.7 million related to tax law changes primarily in the U.S., Germany and Italy. For the nine months ended September 28, 2024, the net impact of discrete items was nominal, and the effective tax rate was driven primarily by jurisdictional mix of earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Beginning in 2025, OBBBA reinstates an immediate deduction for domestic research and development expenses, makes permanent 100% bonus depreciation on domestic fixed assets, and modifies the business interest limitation calculation to exclude the impact of foreign earnings and domestic depreciation and amortization costs. Beginning in 2026, OBBBA also makes extensive reforms to the U.S. international tax regime. Based on current expectations in 2025, the impacts of the OBBBA are reflected in our results for the quarter ended September 27, 2025 and $3.2 million income tax expense related to OBBBA will be recognized during the year through the effective tax rate. We will continue to evaluate the full impact of OBBBA as additional guidance becomes available.
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

Analysis by Operating Segment
Power Transmission (62.3% and 62.3%, respectively, of Gates’ net sales for the three and nine months ended September 27, 2025)

	Three months ended
(dollars in millions)	September 27, 2025	September 28, 2024	Period over period change
Net sales	$533.3	$513.4	3.9%
Adjusted EBITDA	$122.1	$113.0	8.1%
Adjusted EBITDA margin	22.9%	22.0%

	Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	Period over period change
Net sales	$1,610.6	$1,588.1	1.4%
Adjusted EBITDA	$361.6	$355.8	1.6%
Adjusted EBITDA margin	22.5%	22.4%
Net sales in Power Transmission for the three months ended September 27, 2025 increased by 3.9%, or $19.9 million, compared to the prior year period, driven primarily by benefits from pricing of $12.6 million, partially offset by lower volumes. Our net sales for the three months ended September 27, 2025 were favorably impacted by movements in average currency exchange rates of $8.3 million. As such, core sales increased by 2.3%, or $11.6 million, compared to the prior year period.
Net sales in Power Transmission for the nine months ended September 27, 2025 increased by 1.4%, or $22.5 million, compared to the prior year period, driven primarily by benefits from pricing of $23.0 million, and an increase in volume. Our net sales for the nine months ended September 27, 2025 were adversely impacted by movements in average currency exchange rates of $3.4 million. As such, core sales increased by 1.6%, or $25.9 million, compared to the prior year period.
Power Transmission’s core sales to industrial customers increased by 4.7% and 4.1% during the three and nine months ended September 27, 2025, respectively, compared to the prior year periods. Industrial OEM sales increased by 8.4% and 9.6%, respectively, during the three and nine months ended September 27, 2025 compared to the prior year periods, particularly in EMEA. The growth in industrial sales were across multiple end markets, led by personal mobility, which grew 22.1% and 27.2% during the three and nine months ended September 27, 2025, respectively, primarily focused in EMEA. The automotive channel remained relatively flat for the three and nine months ended September 27, 2025, with automotive replacement growth partially offset by decreasing demands from automotive OEM.
Power Transmission Adjusted EBITDA for the three months ended September 27, 2025 increased by 8.1%, or $9.1 million, compared to the prior year period, driven primarily by benefits from pricing and favorable impacts in average currency exchange rates, partially offset by lower absorption of fixed costs. As a result, Adjusted EBITDA margin was 22.9%, a 90 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended September 27, 2025 increased by 1.6%, or $5.8 million, compared to the prior year period. This increase was driven primarily by benefits from pricing, partially offset by lower absorption of fixed costs and higher SG&A expenses. As a result, Adjusted EBITDA margin was 22.5%, a 10 basis point improvement compared to the prior year period.

Fluid Power (37.7% and 37.7%, respectively, of Gates’ net sales for the three and nine months ended September 27, 2025)

	Three months ended
(dollars in millions)	September 27, 2025	September 28, 2024	Period over period change
Net sales	$322.4	$317.3	1.6%
Adjusted EBITDA	$73.7	$69.5	6.0%
Adjusted EBITDA margin	22.9%	21.9%

	Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	Period over period change
Net sales	$976.4	$990.7	(1.4%)
Adjusted EBITDA	$220.7	$224.5	(1.7%)
Adjusted EBITDA margin	22.6%	22.7%
Net sales in Fluid Power for the three months ended September 27, 2025 increased by 1.6%, or $5.1 million, compared to the prior year period, driven primarily by benefits from pricing of $10.5 million, partially offset by lower volumes. Our net sales were favorably impacted by movements in average currency exchange rates of $2.9 million. As such, core sales increased by 0.7%, or $2.2 million, compared to the prior year period.
Net sales in Fluid Power for the nine months ended September 27, 2025 decreased by 1.4%, or $14.3 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $19.4 million benefit from pricing. Our net sales were adversely impacted by movements in average currency exchange rates of $8.3 million. As such, core sales decreased by 0.6%, or $6.0 million, compared to the prior year period.
Fluid Power’s core sales to our automotive channel increased by 10.5%, while sales in our industrial channel declined by 2.8% during the three months ended September 27, 2025. Fluid Power’s core sales growth in the automotive channel was focused in North America, which experienced a 9.0% increase during the three months ended September 27, 2025. The decline in the industrial channel was primarily attributed to North America, partially offset by growth from East Asia and India. During the nine months ended September 27, 2025, the decline of Fluid Power’s core sales of 0.6% was primarily attributable to a 3.7% decrease in the industrial channel sales compared to the prior year period, primarily driven by the on-highway end market. The decline in industrial sales was partially offset by an 8.5% increase in sales to our automotive customers for the nine months ended September 27, 2025, primarily from North America and EMEA, whose sales increased by 6.2% and 16.3%, respectively.
 Fluid Power Adjusted EBITDA for the three months ended September 27, 2025 increased by 6.0%, or $4.2 million, compared to the prior year period, driven primarily by benefits from pricing and lower SG&A expense, partially offset by lower absorption of fixed costs. As a result, the Adjusted EBITDA margin was 22.9%, a 100 basis point improvement from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended September 27, 2025 decreased by 1.7%, or $3.8 million, compared to the prior year period. This decrease was driven primarily by a combination of lower absorption of fixed costs and volumes, partially offset by pricing. As a result, the Adjusted EBITDA margin was 22.6%, a 10 basis points decline compared to the prior year period.
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
Cash Flow
Nine months ended September 27, 2025 compared to the nine months ended September 28, 2024
Cash provided by operating activities was $208.3 million during the nine months ended September 27, 2025 compared to cash provided by operating activities of $188.7 million during the prior year period, primarily driven by a $41.2 million increase in net income and an $18.8 million decrease in deferred income taxes compared to the prior year period. This was partially offset by a $40.3 million unfavorable movement in operating assets and liabilities.
Net cash used in investing activities during the nine months ended September 27, 2025 was $86.9 million, compared to $80.3 million in the prior year period. The increase of cash used in investing activities was primarily driven by a $13.8 million increase in net cash paid under company-owned life insurance policies, increased capital expenditures of $7.1 million, and $8.8 million fewer proceeds from the sale of property, plant and equipment compared to the prior year period. The increase in cash used in investing activities was partially offset by a $12.5 million cash derecognition from the deconsolidation of our Russian subsidiary and $11.3 million of investment purchases made during the prior year period.
Net cash used in financing activities was $134.9 million during the nine months ended September 27, 2025, compared to $253.5 million in the prior year period. Current year outflows were primarily related to $114.1 million of debt repayment, $20.1 million of employee taxes paid from shares withheld and $13.0 million paid to acquire shares under our share repurchase program. This was partially offset by $9.8 million from issuance of shares and $9.0 million from other financing activities.
Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 27, 2025	As of December 28, 2024	As of September 27, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,283.3	$1,290.0	$1,290.2	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	449.2	548.0	459.2	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	502.3	512.6	500.0	500.0
	$2,234.8	$2,350.6	$2,249.4	$2,363.5

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

For the twelve months ended September 27, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 70% of our net sales and 50% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 27, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our total assets and approximately 28% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report. As part of an amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of September 27, 2025, there were letters of credit outstanding against the facility amounting to $29.7 million. As of September 27, 2025, our total committed borrowing headroom was $470.3 million, in addition to cash and cash equivalents balances of $689.4 million.
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
•loss on deconsolidation of Russian subsidiary;
•credit gain related to a customer bankruptcy; and
•other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.

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
Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$88.6	$55.1	$220.0	$178.8
Loss on disposal of discontinued operations	0.1	0.1	0.7	0.5
Income tax expense	6.1	14.0	48.1	60.8
Interest expenses	34.9	35.1	93.3	121.7
Depreciation and amortization	53.6	53.7	159.1	162.8
Loss on deconsolidation of Russian subsidiary (1)	—	12.8	—	12.8
Share-based compensation expense	6.7	6.4	22.4	20.2
Transaction-related expenses (2)	0.1	0.5	0.5	2.1
Inventory write-offs and adjustments (included in cost of sales) (3)	2.6	4.4	5.6	21.7
Restructuring expenses	6.5	2.2	21.1	5.0
Restructuring-related expenses (included in cost of sales)	2.1	0.9	4.5	0.9
Restructuring-related expenses (included in SG&A)	3.7	1.4	8.3	1.5
Asset impairments	0.4	—	1.2	—
Credit gain related to customer bankruptcy (included in SG&A)	—	(0.2)	—	(0.1)
Other income, excluding foreign currency transaction gain or loss and insurance recoveries (4)	(4.4)	(3.9)	2.7	(8.5)
Cybersecurity incident insurance recovery (5)	(5.2)	—	(5.2)	—
Other items not directly related to current operations	—	—	—	0.1
Adjusted EBITDA	$195.8	$182.5	$582.3	$580.3
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
(3)    Inventory write-offs and adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    Other (income) expenses excludes foreign currency transaction losses and insurance recoveries of $9.9 million and $7.8 million during the three and nine months ended September 27, 2025, respectively, and foreign currency transaction loss of $2.7 million and $3.6 million gain during the three and nine months ended September 28, 2024, respectively.
(5)    In July 2025, we received insurance recoveries related to a previously disclosed cybersecurity incident that occurred in February 2023 for which we previously excluded $5.2 million of expenses from Adjusted EBITDA.

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

	Three months ended September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 27, 2025	$533.3	$322.4	$855.7
Impact on net sales of movements in currency rates	(8.3)	(2.9)	(11.2)
Core sales for the three months ended September 27, 2025	$525.0	$319.5	$844.5

Net sales for the three months ended September 28, 2024	$513.4	$317.3	$830.7
Increase in net sales	19.9	5.1	25.0
Increase in net sales on a core basis (core sales)	11.6	2.2	13.8

Net sales growth	3.9%	1.6%	3.0%
Core sales growth	2.3%	0.7%	1.7%

	Nine months ended September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 27, 2025	$1,610.6	$976.4	$2,587.0
Impact on net sales of movements in currency rates	3.4	8.3	11.7
Core sales for the nine months ended September 27, 2025	$1,614.0	$984.7	$2,598.7

Net sales for the nine months ended September 28, 2024	$1,588.1	$990.7	$2,578.8
Increase (decrease) in net sales	22.5	(14.3)	8.2
Increase (decrease) in net sales on a core basis (core sales)	25.9	(6.0)	19.9

Net sales growth (decline)	1.4%	(1.4%)	0.3%
Core sales growth (decline)	1.6%	(0.6%)	0.8%

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the twelve months ended September 27, 2025, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $9.2 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan receivable due to Gates Industrial Holdco and its subsidiaries from the Company, which was $218.7 million and $258.4 million as of September 27, 2025 and December 28, 2024, respectively, (ii) an additional intercompany payable of $12.0 million as of September 27, 2025 and an intercompany payable of $6.6 million as of December 28, 2024, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) an additional cash and cash equivalents held by the Company, which was $8.8 million and $10.6 million as of September 27, 2025 and December 28, 2024, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 27, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 5. Other Information
Trading Arrangements
During the three months ended September 27, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Fiscal Year Change
The Company historically prepared its annual consolidated financial statements for the twelve-month period ending on the Saturday nearest December 31 with each quarter-end period consisting of 13 weeks.
On October 28, 2025, the Company’s board of directors approved a change in the Company’s fiscal year-end to December 31 of each year.
As a result of this change, the Company’s current fiscal year will end on December 31, 2025 rather than the previous fiscal year-end of January 3, 2026. Each quarterly period thereafter will still end on a Saturday, with variations in the number of days in the first and fourth fiscal quarters to accommodate a December 31st fiscal year-end. The Company believes that changing the fiscal year-end to December 31 will increase comparability to our peers and provide consistency for future periods.

Executive Office Departure
On October 28, 2025, Gwendolyn Ann Montgomery, the Executive Vice President, Chief Human Resources Officer of the Company advised the Company that she would be leaving to pursue other opportunities, effective December 1, 2025.
Ms. Montgomery’s departure constitutes a termination without “cause” for purposes of the Company’s Executive Severance Plan, in which she participates.
In connection with Ms. Montgomery’s departure, she and the Company entered into a Separation Agreement, effective as of October 28, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement, Ms. Montgomery will be entitled to the payments and benefits to which she would be entitled in connection with a termination without “cause” under the Company’s Executive Severance Plan if she executes and does not revoke a release and waiver of claims in favor of the Company. The severance payments and benefits Ms. Montgomery may receive are described under the heading “Executive Compensation―Potential Payments upon a Termination or Change in Control” in the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on April 17, 2025, except that a portion of Ms. Montgomery’s severance will be paid in a lump sum and the remainder will be paid in installments. In addition, subject to Ms. Montgomery’s execution and non-revocation of the release, she will be entitled to accelerated vesting of time-based restricted stock units and performance-based restricted stock units that would have vested prior to March 31, 2026, with the number of performance-based restricted stock units vesting based on actual achievement of the performance metrics applicable to the Company’s 2023 performance-based restricted stock unit awards through the date of Ms. Montgomery’s termination. Finally, the Company has agreed to extend the exercise period of Ms. Montgomery’s vested stock options to 180 days following her date of termination.
The foregoing description of the Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Separation Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
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
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 27, 2025, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2025 and September 28, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024, (iii) Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2025 and September 28, 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 27, 2025 and September 28, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: October 29, 2025