Form 10-K
period 2025-12-31
Gates Industrial Corp plc
filed 2026-02-12
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $5,792.4 million.
As of February 10, 2026, there were 253,855,699 ordinary shares of $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2026 annual general meeting of shareholders are incorporated by reference into Part III.

Forward-looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “annual report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current estimates and expectations with respect to, among other things, our future operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and are subject to risks and uncertainties that could cause our actual results to differ materially from what may be inferred from such statements. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this annual report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this annual report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). Gates Industrial Corporation plc undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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
•    “Fiscal 2025” refers to the fiscal year ended December 31, 2025, “Fiscal 2024” refers to the fiscal year ended December 28, 2024, and “Fiscal 2023” refers to the fiscal year ended December 30, 2023; and
•    “Board” refers to the board of directors of Gates Industrial Corporation plc.

PART I
Item 1. Business
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse aftermarket channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from aftermarket channels. Our products are used in applications across numerous end markets, including automotive aftermarket, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventative, aftermarket cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of well-known customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of our end markets and the regions in which we operate.
Gates’ business is well-balanced and diversified across products, channels and geographies, as highlighted in the following charts showing breakdowns of our Fiscal 2025 net sales of $3,443.2 million.

Our History
In 1911, Charles Gates, Sr. purchased the Colorado Tire and Leather Company, a manufacturer of steel-studded bands of leather that attached to wheels to extend their life. In 1917, the Company commercialized the V-belt, which used rubber and woven threading instead of rope belts, which were more commonly used at that time. In 1963, we built the first of many international facilities in Erembodegem, Belgium, followed by Jacarei, Brazil, in 1973. In 1986, we acquired the Uniroyal Power Transmission Company, which included a controlling interest in a joint venture that laid the groundwork for Gates’ growth in the Asia-Pacific region in select product and end-market categories.
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
We sell our products under the Gates brand in all of the geographies and end markets we serve, as well as under select customer brands in certain markets. Our Power Transmission segment includes elastomer drive belts and related components used to efficiently transfer power in a broad range of applications. Power transmission products represented approximately 62% of our total net sales for Fiscal 2025. Our Fluid Power segment includes hoses, tubing and fittings designed to convey hydraulic fluid at high pressures in both mobile and stationary applications, and other high-pressure and fluid transfer hoses. Our fluid power products represented approximately 38% of our net sales for Fiscal 2025.
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
Belt-based power transmission drives typically consist of either a synchronous belt (such as a timing belt) or an asynchronous belt (such as a V-belt, continuously-variable transmission (“CVT”) belt or Micro-V® belt) and related components (sprockets, pulleys, mechanical water pumps, tensioners or other accessories). In addition, we also manufacture metal drive components and assemble certain product kits for the automotive aftermarket.
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
In 2024, we launched our Quad-Power™ 4 belt in North America and continue to expand adoption of this maintenance-free, bandless V-Belt which combines cord and material technology to extend product life, limit maintenance, and eliminate downtime. Similarly, we expanded our G-Force™ CVT belts in EMEA and APAC taking advantage of materials advancements that better withstand the increasingly demanding power sports applications. In 2025, Gates also introduced CoolRunner™ belts that are engineered to be exact replacements for the original belts in mobile refrigeration units.
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
We focus our innovation for this product line on solutions that displace chain drives with cleaner, more sustainable drives in industrial and personal mobility applications. We also continued our conversion of chloroprene-based belts to ethylene elastomer-based compounds, which also drive further longevity and performance benefits. In addition to product innovation, we drove further improvement in 2025 to our Design Power™ platform used to apply our belts by introducing a new and industry-leading Thermoplastic Polyurethane module along with major upgrades in our bike module and chain conversion module.
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

Kits. Our kits for the automotive aftermarket include all of the parts needed by an automotive service shop to perform a replacement of one or more of our products. Kits are created for specific vehicle makes and models and typically include belts, tensioners and idlers, and will sometimes also include water pumps, which are often replaced simultaneously with a timing belt due to the relatively high labor component in the total cost of a typical replacement. Our kits are convenient for service technicians as they eliminate the need for more complicated product sourcing and provide a more efficient replacement job. In 2025, Gates significantly expanded our Timing Chain Kits program to broaden and provide a more complete kit coverage for service technicians. Leveraging our expertise in Timing Belt Kits, this was a natural extension that will significantly contribute to our future automotive aftermarket growth initiative.
Our power transmission products are used in a broad range of applications in end markets including: automotive aftermarket and OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. The majority of our Fiscal 2025 power transmission revenue came from aftermarket channels, which provide high-margin, recurring revenue streams and are driven by attractive market trends. The bulk of our power transmission aftermarket business resides in developed regions, in which a large, aging installed base of equipment follows a natural maintenance cycle and is served by well-established distribution channels. For example, a combine harvester can have over 25 high-performance belts that are typically replaced at regular intervals, depending on wear and tear, with end users having access to aftermarket parts through a large network of distributors. Similarly, in the mature automotive aftermarkets such as North America and Europe, maintenance intervals are well defined, and miles (or kilometers) driven per vehicle and the average vehicle age have generally been increasing, leading to more wear and tear on vehicles and the replacement of products that we supply. A smaller portion of our power transmission aftermarket business is generated in emerging markets, which generally have a smaller base of installed equipment and relatively nascent distribution channels. As they continue to develop, these aftermarket channels in emerging markets represent a significant long-term opportunity for growth. In addition to our power transmission aftermarket business, we also serve a wide variety of well-known OEM customers across all of our end markets.
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
Gates continues to introduce lighter-weight and more flexible hydraulic hoses for the industry’s most demanding applications. Recent examples of global innovations include our Pro™ Series ProFlex™ and MegaSys™ MXG™ hydraulic hose lines. ProFlex provides a reliable, fit-for-purpose solution in a lower force to bend, compact construction. MXG is an innovative product for high pressure, mission-critical applications on heavy equipment.
Thermal and Emissions Management. Our thermal and emissions management and related products perform a variety of fluid conveyance, emissions reduction and efficiency improvement functions in electric, hybrid and internal combustion passenger and commercial vehicles. In electric applications, Gates offers hose and electric water pump solutions for the thermal management system regulating the battery, inverter, motor(s) and passenger compartment. In internal combustion applications, Gates primarily provides thermal management hose and water pumps for engine cooling, selective catalytic reduction hoses that are part of systems that reduce harmful emissions from diesel engines and hoses for functions that improve air intake and engine efficiency. In 2025, we expanded our portfolio to include higher pressure thermal management hoses in larger internal combustion engines aligning with future requirements for demanding heavy duty applications.
Industrial Hose. Our industrial hoses are used to transfer a wide range of substances - chemicals, food, beverages, petroleum, fuels, bulk materials, water, steam and air - to meet the requirements of a diverse range of applications, including manufacturing, mining, oil and gas drilling, marine, agriculture, industrial cleaning, construction, and liquid-cooled data centers. Our application engineering teams work with customers to assist them in selecting the appropriate hose solution to safely meet their operational needs. We leverage our materials science expertise to design hoses that perform at varying pressures and levels of resistance to chemicals, oil, abrasion, ozone, flame and both hot and cold temperatures. For performance in extreme environments, many of our industrial hoses feature both crush-resistant and flexible designs. Gates industrial hoses are highly engineered to meet or exceed a multitude of industry standards and certifications, and are offered in a range of diameters, lengths and colors to allow customers to differentiate the hoses in applications. In 2025, Gates made significant additions to our portfolio of hoses and couplings targeting data center liquid cooling applications. In 2025, Data Master™ MegaFlex™ and Data Master Eco™ were added to our existing Data Master hose portfolio to address the evolving needs in data center applications. Data Master MegaFlex is a larger diameter yet highly flexible hose used for high flow supply lines while Data Master Eco provides an innovative and sustainable materials solution for racks and servers. In addition, we continued to introduce other coupling solutions in 2025 that pair with these hoses and are specifically designed for data center applications. We offer fully integrated hose and coupling solutions, delivering certified assemblies that meet the stringent cleanliness and performance requirements of data center customers. Our Data Center Pumps are a complement to our hose and coupling portfolios, providing compact and energy efficient products leveraging our axial flux technology to provide customized and innovative solutions used in data center Coolant Distribution Units.
Our fluid power products are used in numerous applications in end markets including automotive aftermarket and OEM, diversified industrial, industrial off-highway, industrial on-highway, and energy and resources. The largest portion of our Fiscal 2025 fluid power revenue came from the aftermarket channel. Within the aftermarket channel, the majority of our revenue came from industrial applications.
Our Diverse End Markets
Our products play essential roles in a diverse range of applications across a wide variety of end markets including the following:
•automotive aftermarket and OEM end markets;
•diversified industrial applications from automated manufacturing, logistics systems and data centers to everyday consumer applications such as printers, power washers, automatic doors and vacuum cleaners;
•industrial off-highway applications such as agriculture and construction;
•industrial on-highway commercial vehicles such as heavy-duty trucks and buses;
•energy and resources markets such as oil, gas and mining; and
•personal mobility such as scooters, motorcycles, bicycles, all-terrain vehicles (ATVs) and snowmobiles.

Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. Key indicators of our performance include manufacturing Purchasing Managers' Index, industrial production, industrial sales and manufacturer shipments.
In 2025, our products were sold in over 130 countries across our four commercial regions: (1) the Americas; (2) Europe, Middle East & Africa (“EMEA”); (3) Greater China; and (4) East Asia & India. We have a long-standing presence in each of these regions.
Our Channels
We sell our power transmission and fluid power products both as aftermarket components and as specified components on original equipment to customers worldwide. During Fiscal 2025, approximately 68% of our net sales were generated from aftermarket channels and 32% from OEM channels globally. Our mix of aftermarket channel sales to OEM sales varies by region based on our market strategy and the maturity of the equipment fleet and channel. For example, in emerging markets such as areas of southeast Asia and eastern Europe, aftermarket channels are developing. We believe that enhancing our brand visibility, including through our OEM presence in these emerging markets will allow us to better develop the aftermarket channels as they mature over time. By contrast, in North America and EMEA, where there are long-established aftermarket channels, approximately 73% of our Fiscal 2025 net sales, for both markets, were derived from these higher-margin aftermarket channels.
Aftermarket. The majority of our sales are generated from customers in aftermarket channels, who primarily serve a large base of end users with installed equipment that follows a natural maintenance cycle. Our ability to help aftermarket channel partners maximize revenue is an important part of our value proposition. These customers miss sales opportunities if a required product cannot be obtained quickly, either from a short-lead time order or on-hand inventory.
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
Customers
We maintain long-standing relationships with many customers, who range from regional or local distributors to large, global multinational distributors and OEMs. No single customer accounted for more than 10% of our Fiscal 2025 net sales.
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
Manufacturing
Our commercial capabilities are complemented by our “in-region, for region” manufacturing footprint, which generally allows us to manufacture products in close proximity to our customers around the world. This model also yields advantages in supply resiliency, avoidance of long logistics routes and associated greenhouse gas (“GHG”) emissions and foreign exchange/tariff costs. We have power transmission and fluid power operations in each commercial region and typically manufacture products for both OEM customers and aftermarket customers in the same factory, which provides for sharing of raw material inputs, improved factory loading and demand leveling, as well as optimization of capital expenditures. We operate manufacturing facilities and service centers as well as several major technical centers giving us a presence in 31 countries throughout the world. Our in-country deployment of manufacturing and technical resources gives us the capability to meet customer needs rapidly and satisfy regional variations in product preference, while our scale allows us to service global customers on a world-wide basis.

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
As of December 31, 2025, we held more than 2,300 patents and patent applications and 3,500 trademarks in various jurisdictions, and have elected to protect a variety of technologies and processes as trade secrets. While no individual patent or group of patents, taken alone, is considered critical to our business, collectively our patents and trademarks provide meaningful protection for our products and technical innovations.
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
Government Regulation
Our operations, products and properties are subject to extensive U.S. and foreign federal, state, and local laws, regulations and executive actions, including those related to health, safety and environment (“HSE”) protection, such as laws and regulations governing air emissions, wastewater discharges, waste management and disposal, substances in products and workplace health and safety as well as the investigation and clean-up of contaminated sites, laws, regulations and executive actions governing trade control laws, anti-corruption laws, data protection and privacy laws. Under certain environmental laws, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. We are currently performing environmental investigations and/or remediation at a number of former and current facilities in the U.S. and Canada and are incurring costs in relation to a number of offsite waste disposal sites. For more information, see “Item 1A. Risk Factors - Risks Related to Legal and Regulatory Matters”.
Human Capital
As of December 31, 2025, we employed approximately 13,000 full time employees worldwide. Approximately 5,300 of our employees are in North America, 4,100 in EMEA, 2,900 in Greater China and East Asia & India, and 700 in South America. Approximately 65% of our work force consists of production employees, while approximately 25% of our global workforce was female and 75% male. Of approximately 1,400 managerial employees, 21% were female, and 25% of our executive officers were female.
Some of our global employees are represented by labor unions. As a global manufacturing company that operates in a continually evolving labor environment, we continue to engage with unions and employee organizations in a constructive and responsible manner. To date, employee relations have been flexible and constructive as we continue to pursue lean manufacturing improvements in our plants. Gates employs agency contractors, temporary employees and contract employees as a relatively small percentage of our workforce. The number of associates in these categories typically varies with demand on our factories and distribution centers. Gates employs a small number of part-time associates across the globe.

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
In 2025, we advanced our approach to assessing employee performance and learning agility, enabling leaders to more effectively identify individuals who both aspire to grow and demonstrate the capacity to do so. This refinement allows us to place greater focus on developing these employees as successor candidates, thereby strengthening our leadership pipeline. Our leadership development program continued to expand, introducing new cohorts in regions that previously had not participated. Additionally, our global mentoring program fostered knowledge transfer between mentors and mentees, reinforcing a diverse and inclusive culture. For our production employees, we offer skills-based training and certification opportunities.
Diversity, equity and inclusion
Our inclusive environment fosters adaptability, innovation, and creativity, enabling us to deliver the most relevant, innovative, and trusted products and services. This is vital for our continued success and helps unlock the full potential of our employees, customers, partners, and communities.
We recognize that an engaged workforce directly enhances the value we provide to our customers and strengthens the connections we build in the communities where we live and operate. As a global company, we celebrate local, relevant, and meaningful events that allow colleagues to share their expertise and cultures with one another. In 2025, our strategic partnerships with schools and community organizations continued to strengthen as we increased our participation in a range of talent‑focused activities. These included networking events, career fairs, an experiential learning luncheon, career‑exploration programming, and mock career‑fair engagements. This expanded involvement helped deepen our community relationships and broaden our career talent pipelines.
Our three Business Resource Groups participated in a variety of events throughout 2025, providing forums for employees to share ideas, experiences, and perspectives. These activities helped deepen our understanding of diverse communities and supported our efforts to foster an inclusive workforce.

Additionally, the charter for our Board's Nominating and Governance Committee mandates the committee review and recommend the Board's composition and size. This ensures the Board possesses the mix of skills and experience that is necessary to perform its oversight function effectively.
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
Although we have global operations, our corporate headquarters and a significant portion of our facilities and workforce are located in the U.S. Approximately 37% of our Fiscal 2025 revenues were generated from customers in the U.S. and we have manufacturing, sales and service facilities across several states in the U.S. Accordingly, our business and results of operations, as well as the business and results of operations of many of our vendors and customers, are subject to risks associated with U.S. government policies, actions, and legislation, including, without limitation, risks related to:
•economic and political instability related to foreign relations policies and actions;
•the imposition of tariffs and other trade restrictions or embargoes and uncertainty related thereto, including inflationary and deflationary pressures and retaliatory actions;
•withdrawal of or changes in federal funding and support of organizations and programs that affect companies operating in the U.S. and their workforces, including those related to cyber security; and
•other changes to U.S. policies that may have a negative impact on U.S. economic conditions or us.
The likelihood and duration of such occurrences and their potential effect on us, our vendors and customers, are unpredictable and our efforts to minimize or eliminate the effects of these occurrences may not be successful. For example, recent U.S. tariff policies have been volatile and remain uncertain, making it difficult for us and our vendors to predict or act to mitigate negative impacts of the tariffs. While we have taken measures to help mitigate U.S. and retaliatory tariffs enacted in 2025, if we are unable to recoup cost increases resulting from current or future tariffs through our pricing strategies on a timely basis or at all, or are unable to offset these cost increases through other means, our operating margins and results of operations may be materially adversely affected. Moreover, we may be impacted by tariffs to a greater degree than our competitors who operate in countries that are not subject to tariffs or are subject to lesser tariffs, placing us at a disadvantage. Uncertainty with respect to tariffs and other U.S. foreign relations policies and actions has led to, and may continue to lead to, volatility in the global financial markets, which could negatively impact demand for our products and increase future costs of capital. Certain of these risks may be exacerbated if key trading partners enact or coordinate retaliatory efforts against the U.S. or U.S.-headquartered companies.

We are subject to economic, political and other risks associated with international operations that could adversely affect our business and our strategy to capitalize on our global reach.
A substantial portion of our operations are conducted and located outside the U.S. For Fiscal 2025, approximately 63% of our net sales originated from outside of the U.S. We have manufacturing, sales and service facilities spanning six continents and sell to customers in over 130 countries. Accordingly, our business and results of operations, as well as the business and results of operations of our vendors and customers, are subject to risks associated with doing business internationally, including, without limitation:
•changing economic conditions in the global and regional end markets we serve, which could impact the level of demand for our products, as a portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles;
•macroeconomic factors beyond the Company’s control, such as recent significant volatility around inflation, material and logistics availability, supply chain, labor challenges, and our customers’ ability to access credit and ability to pay amounts due to us;
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
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Furthermore, increased economic and political volatility in our regions could result in significant or frequent fluctuations or declines in our sales and operating income, which could have a material adverse impact on our results of operations in future periods. While we have adopted certain operational and financial measures to reduce the risks associated with doing business internationally, such measures may not be successful and any one of the risks listed above may have a material adverse effect on our financial condition and results of operations.
We may be unable to obtain raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at the time we require them.
We purchase our energy, steel, aluminum, rubber-based materials, chemicals, polymers and other key manufacturing inputs from outside sources. We do not traditionally have long-term pricing contracts with raw material suppliers. The costs of these raw materials have been volatile historically and are influenced by factors that are outside of our control, including the imposition of tariffs which may be unpredictable. In recent years, the prices and availability of energy, metal alloys, polymers and certain other of our raw materials have fluctuated significantly, exacerbated by inflation and global disruptions and conflicts. If we are unable to pass increases in the costs of our raw materials on to our customers on a timely basis or at all, maintain current pricing, or are otherwise unable to offset these cost increases, our operating margins and results of operations may be materially adversely affected.
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
Certain of our businesses operate with short lead times, and we order raw materials and supplies and plan production based on discussions with our customers and internal forecasts of demand. If we are unable to accurately forecast demand for our products, in terms of both volume and specific products, or react appropriately to abrupt changes in demand, we may experience delayed product shipments and customer dissatisfaction. If demand increases significantly from current levels, both we and our suppliers may have difficulty meeting such demand, particularly if such demand increases occur rapidly. Additionally, we may carry excess inventory if demand for our products decreases below projected levels. These risks may be heightened for new products supporting developing markets for which we do not have historical references, and are influenced by factors that are outside of our control, including the imposition of tariffs which may be unpredictable. Failure to accurately forecast demand or meet significant increases in demand could have a material adverse impact on our business, financial condition and operating results.

Our revenue growth may be dependent on market acceptance of new product introductions and product innovations.
The markets in which we operate, or seek to operate, are subject to technological change and, in some cases, developing. Our long-term operating results depend upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change (such as artificial intelligence (“AI”) and machine learning), and to customize certain products to meet customer requirements and evolving sustainability and industry standards. The development of new product introductions and product innovations may require significant investment by us, including investment in our workforce and in competing for talent. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change (including those related to the utilization of AI) or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If we are unable to adapt to these changes, our business and results of operations may be adversely affected.
Longer lives of parts used in our end markets may adversely affect demand for some of our aftermarket products.
The average useful life of certain parts used in our end markets has increased in recent years due to innovations in technologies and manufacturing processes. Extending the life or durability of these parts may allow end users to replace parts less often depending on operating conditions. As a result, a portion of our sales in the aftermarket may be displaced. If this trend continues, it could adversely impact our aftermarket sales.
Increasing competition may limit our ability to grow or maintain our competitive position or margins.
We compete in a wide variety of end markets with a broad portfolio of products. Our ability to compete effectively in each end market depends on how successfully we anticipate and respond to various local competitive factors, such as product offerings, customer service and pricing. Additionally, our competitors may adopt new technologies, such as AI and machine learning, to pursue new products and approaches more quickly, successfully and effectively than us. If we are unable to successfully respond to these pressures, our revenues could be negatively impacted. In emerging markets such as areas of southeast Asia and eastern Europe, the aftermarket channels are still nascent as compared to those in more developed nations. In these markets, we have focused on establishing brand visibility, including by building an OEM presence in the end markets we serve. However, as the aftermarket channels in these regions grow, our products may not be selected as the aftermarket product based on local market requirements and other competitive factors, and there may be a material adverse effect on our aftermarket sales growth potential in these emerging markets. In addition, we generate strong margins by selling premium products at premium prices. Accordingly, our margins could suffer if our customers are no longer willing to pay a premium for our product and service offerings. We continue to face pricing pressure from our customers in OEM end markets as well as other end markets. Many manufacturers seek price reductions in both the initial bidding process and during the term of the award. If we are not able to offset price reductions through improved operating efficiencies, reduced expenditures, or new product introductions, those price reductions may have a material adverse effect on our results of operations.
We may pursue strategic transactions, including acquisitions, divestitures, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs.
We consider strategic transactions on an ongoing basis, and regularly discuss potential acquisitions of complementary businesses or assets to expand our product portfolio and geographic presence, certain of which may be material. Strategic transactions, particularly investments in emerging or developing markets, involve legal, economic, operational and political risks. We also encounter risks in the selection of appropriate investment and disposal targets, negotiation and execution of transactions, and integration of acquired businesses or assets.
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During Fiscal 2025, our top ten customers accounted for approximately 24% of our consolidated net sales and accounted for approximately 29% of our trade accounts receivable balance as of December 31, 2025, and our largest customer accounted for approximately 9.6% and 13.7% of our Fiscal 2025 consolidated net sales and trade accounts receivable balance as of December 31, 2025, respectively. The loss of one or more of these customers or other major customers, a deterioration in our relationship with any of them, or their failure to pay amounts due to us could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed or may in the future place significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Concerns over sustainability issues, including the impacts of climate change, have led and will continue to lead to governmental, private, and consumer efforts around the world to reduce or mitigate those issues. We and our customers and suppliers will need to respond to new laws and regulations as well as changes in consumer and customer behaviors, which have added costs and could add substantial costs to our operations and those of our customers and partners. We may also experience a drop in demand for our products and services, particularly in certain sectors, and, if we are unable to meet our customers’ sustainability objectives, such as more-efficient, lower emissions products, our sales growth could be limited. We expect the impact on our customers to vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. Moreover, there has been a rise in “anti-ESG” activism, particularly in the U.S., which could impact our efforts. In addition, our efforts to mitigate these risks, including by investing in sustainability initiatives, may not be successful in achieving their desired outcomes, which may include cost savings.

We may not be able to maintain and enhance our strong brand on which we depend.
Our brand has worldwide recognition and our success may be linked to our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Gates brand is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brand may require us to make substantial investments in areas such as product innovation, product quality, intellectual property (“IP”) protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Moreover, sustainability topics and activities have been the subject of increased focus by certain of our stakeholders and regulators. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If we are unable to maintain or enhance the image of our brand, it could materially adversely affect our business, financial condition and results of operations.
Risks Related to Cybersecurity and Information Systems
Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the use of ransomware and social engineering, and the misuse or malicious use of AI), as well as cybersecurity failures resulting from human actions, catastrophic events, and technological errors, pose a risk to our systems (including third-party systems, such as cloud services, utilized by us), products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' systems and data. Additionally, the rapid evolution and increased availability of AI may intensify cybersecurity risks by making targeted attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate. An attack on our systems or those of certain of our vendors could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We defend against attempted cyber-attacks in the normal course of our business. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
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
Global data privacy, data protection and data security requirements are complex, evolving, and may increase our costs to comply.
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. (including new state laws) and abroad regarding data privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the General Data Protection Regulation (“GDPR”) adopted by the European Union (“EU”) greatly increased the jurisdictional reach of EU law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and many other countries and several states in the U.S. have proposed or adopted similar legislation. Other countries such as China, India, Thailand, Brazil and Argentina have enacted or are enacting data privacy laws that restrict cross-border data transfers, as well as requiring that data subjects provide clear and concise consent on how collected data will be utilized. These evolving compliance and operational requirements impose significant costs that are likely to increase over time as the breadth and complexity of regulations continues to evolve internationally. We continue to monitor these developments and adjust our data processing practice in accordance with applicable law.

Risks Related to Legal and Regulatory Matters
Existing or new laws and regulations, including but not limited to those relating to HSE, sustainability and product compliance matters, may prohibit, burden, restrict or make significantly more costly the sale of our products and the operation of our business.
Our operations, products and properties are subject to extensive foreign, federal, state and local laws and regulations around the world. These laws and regulations are complex, have tended to be stricter over time, and may be inconsistent across jurisdictions. In addition, existing laws and regulations may be revised, reinterpreted or more strictly enforced and new laws and new regulations may be adopted or become applicable to us. Complying with, or preparing to comply with, anticipated emerging and changing laws and regulations may cause us to incur substantial costs or require us to change our business practices (such as changing our production methods or materials used in our manufacturing processes or products). We cannot predict the form any such new laws or regulations will take or the impact these laws and regulations will have on our business operations.
We are subject to numerous laws and regulations related to HSE, sustainability and product compliance matters. These laws vary by jurisdiction but generally govern emissions, wastewater discharges, material handling and transportation, waste management and disposal, product stewardship, biodiversity and packaging requirements, toxicity and hazardous substances, supplier due diligence and standards, and workplace health and safety, as well as the investigation and clean-up of contaminated sites. For example, we are subject to increasing legal requirements and global efforts to control emissions of carbon dioxide, methane, fluorinated and other GHGs in an effort to minimize the effect on climate change, which have the potential to influence the price of the energy and raw materials we purchase. This includes the recent enactment of the EU’s Carbon Border Adjustment Mechanism, which is anticipated to increase the cost of production of certain of our products in the EU and could reduce the demand for such products. GHG regulations and carbon taxes could also reduce oil and gas production, which may negatively impact our sales in the Energy and Resources end market. In addition, many of our products are subject to evolving laws to restrict specific chemical substances in our products or impose labeling and other requirements, such as the EU’s Registration, Evaluation, Authorization, and Restriction of Chemical Substances (“REACH”) Regulation, and rising global concerns around microplastics, extended producer responsibility, plastic packaging or hazardous chemicals such as per-and polyfluoroalkyl substances, which could result in significant costs to us or limit our access to certain markets. Failure to comply with such laws and regulations could have significant consequences on our business and operations, including the imposition of substantial fines and sanctions for violations, injunctive relief (including requirements that we limit or cease the manufacture or sale of certain products) and negative publicity.
We have incurred, and will continue to incur, both operating and capital costs to comply with HSE, sustainability and product compliance related and other laws and regulations, including costs associated with the investigation and clean-up of some of our current and former properties and offsite disposal locations. As the present and former operator of industrial properties that use and generate hazardous materials, we could be subject to additional liability for environmental contamination in the future, regardless of whether we caused such contamination.
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
Certain organizations test the quality and safety of vehicle aftermarket products. If these organizations decide not to test a particular vehicle product, or in the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may incur additional costs to meet such standards or experience a decrease in sales of such products, including as a result of a decision to discontinue sales of such product or insurance companies deciding to discontinue authorization of repairs using such product. Such events could adversely affect our business.

We are also subject to new and proposed laws and regulations in various jurisdictions, such as the EU and the U.K., that require increased public disclosure of data related to sustainability and ESG issues and mandate additional requirements for sustainability and ESG related marketing claims. In addition, certain customers, investors, employees and other stakeholders are increasingly focused on these matters and related disclosures and marketing claims. At the same time, regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability and ESG initiatives, including the proposal or enactment of “anti-ESG” legislation or policies. These opposing views may also be adopted by certain of our investors. Conflicting regulations and expectations across the jurisdictions in which we operate may create enhanced compliance risks and costs. These changing and inconsistent rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. For example, measuring and reporting information and metrics in compliance with the EU’s Corporate Sustainability Reporting Directive, and monitoring updates to its implementation and effectiveness, has been, and we expect will continue to be, costly, difficult and time consuming. Our sustainability initiatives and goals could be difficult and expensive to implement, and we could be criticized for or subject to litigation related to the accuracy, adequacy, consistency or completeness of our sustainability disclosures and marketing claims or the scope or nature of our initiatives or goals or revisions thereto. Further, statements about our sustainability initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our sustainability related data, claims, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation and financial results could be adversely affected and we could be exposed to litigation.
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
Failure to develop, obtain, adequately protect or enforce our IP rights could adversely affect our business, and third parties could allege that our products infringe on their IP rights, adversely affecting our business.
Our success depends on our ability to develop technologies and inventions used in our products and to brand such products to obtain IP rights and to protect and enforce such IP rights worldwide. In this regard, we rely on U.S. and foreign patent, trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions; however, procuring, enforcing, and defending IP rights on our products in all jurisdictions throughout the world would be prohibitively expensive, and the laws of certain foreign countries may not protect or allow enforcement of IP rights to the same extent as the laws of the U.S.
Even if we obtain IP rights in our new technologies and inventions, the scope of such rights may not be sufficiently broad to afford us any significant commercial advantage over our competitors. In addition, the technologies and inventions developed by our engineers in the future may not prove to be as valuable as those of competitors, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
Competitors may also use our technologies in jurisdictions where we do not pursue and obtain patent or other IP protection to develop their own products and further, may export otherwise infringing products to territories where we have patent or other IP protection, but where the ability to enforce our patent or other IP rights is limited. These products may compete with our products, and our IP rights may not be effective or sufficient to prevent such competition.
Further, our efforts to enforce our IP rights and prevent misappropriation, infringement or other violation of our IP rights may prove unsuccessful and will generally be time consuming and expensive. Successful assertion of our IP rights depends on the judicial strength and willingness of the issuing jurisdictions to enact and enforce sufficient IP laws. To the extent we assert our IP rights against third parties, adequate remedies may not be available. If we are unsuccessful in challenging such products on the basis of patent, trademark or other IP misappropriation, continued sales of such imitating products may adversely affect our market share and impact customer perceptions and demand for our products. For example, although we routinely conduct anti-counterfeiting activities in multiple jurisdictions, we have encountered counterfeit reproductions of our products that infringe on our IP rights. We expect pirates to continue counterfeiting certain of our products using our trademarks, which has led to, and will likely continue to cause, loss of sales. It is difficult to police such counterfeiting, particularly on a worldwide basis, and the actions we take to stop such counterfeiting and to establish trademarks and other IP rights may not be adequate to prevent such counterfeiting activities by others. Conversely, third parties may assert infringement or other misappropriation claims against us based on their IP rights. For example, OEM manufacturers continue to seek and obtain utility and design patents to support claims of IP infringement against manufacturers and distributors of aftermarket products in efforts to restrict or eliminate the sale of aftermarket products.
In addition, certain of our markets are highly competitive, and competitors and other third parties may challenge the ownership, validity, and/or enforceability of our IP rights or claim that our products violate their IP rights. Any claim relating to IP infringement, misappropriation or other violation that is successfully asserted against us may require us to pay substantial damages, including treble damages (if we are found to be willfully infringing another party’s patents) for past use of the asserted IP, and royalties and other consideration going forward if we are forced to take a license. Further, if any such claim were successfully asserted against us, we could be restricted or prohibited from manufacturing, selling or otherwise commercializing certain of our products, product candidates or other technology. Even if infringement claims against us are without merit, we will likely incur significant expenses investigating and defending such claims and, even if we prevail, may divert management attention from other business concerns.
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
We face an inherent business risk of exposure to various types of claims, lawsuits and proceedings. We have been, and may in the future be, involved in tax, IP, product liability, product warranty, environmental and antitrust claims and lawsuits, and other legal, antitrust and regulatory proceedings arising in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim, lawsuit or proceeding and the range of probable loss, we believe these claims, lawsuits and proceedings will not individually or in the aggregate have a material impact on our results. However, we could, in the future, be subject to various claims, lawsuits and proceedings, and we may incur judgments or enter into settlements of lawsuits and proceedings that are not covered or not sufficiently covered by insurance. Further, the insurance we carry may not be adequate to protect against unforeseen and damaging events, such as work stoppages and damage to facilities, equipment or reputation. We supply products to industries that are subject to inherent risks, including equipment defects, malfunctions and failures, and natural disasters (including as a result of climate change), which could expose us to liability. These exposures could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Human Capital Management
If we lose our senior management or key personnel, our business may be materially and adversely affected.
The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other qualified key personnel. In addition, there continues to be significant demand in our industry for skilled workers, the availability of which is limited in some of the locations in which we operate. It cannot be assured that we will be able to retain all our current senior management personnel and attract and retain other necessary personnel, including skilled workers, necessary for the development of our business. Further, in the event we do lose key personnel, the success of our business may depend on whether we have appropriate succession plans in place and can implement such plans to identify and integrate new personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and implement succession plans as required could have a material adverse effect on our business, financial condition and results of operations.
We may be materially adversely impacted by work stoppages and other labor matters, including labor shortages and turnover.
Labor is a primary component of operating our business. As of December 31, 2025, we had approximately 13,000 full time employees worldwide. Certain of our employees are represented by various unions under collective bargaining agreements, or by various regional works councils. We cannot ensure that future issues with our labor unions or works councils, or with the labor unions of our customers and vendors will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of labor conflicts. Furthermore, increased unionization, new labor legislation or changes in regulations has disrupted and could further disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Additionally, we have experienced, and may continue to experience, labor shortages, turnover and increased labor costs due to general macroeconomic factors. Any of these factors may have a materially adverse effect on us or may limit our flexibility in managing our workforce.
Certain of our defined benefit pension plans are underfunded, and additional cash contributions may be required.
Certain of our employees in the U.S., the U.K., Canada, Mexico, Germany and Japan are participants in defined benefit pension plans which we sponsor and/or to which we have contribution obligations. As of December 31, 2025, the net pension obligation of our underfunded defined benefit pension plans globally was $52.0 million on the Financial Accounting Standards Board’s Accounting Standards Codification Topic 715 “Compensation-Retirement Benefits” basis. The amount of our contributions to our underfunded plans will depend upon asset returns, funding assumptions, regulatory requirements and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business.
Risks Related to Tax Matters
Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.
We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and the Company and its subsidiaries are obliged to make judgments and interpretations about the application of these laws and regulations to the Company and its subsidiaries and their operations and businesses, including those related to any restructuring of intercompany operations, holdings or financings; the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, value added tax and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. We are regularly under audit by taxing authorities in certain of the jurisdictions in which we operate. Although we believe our tax estimates are reasonable, any changes in our judgments and interpretation of tax laws or any material differences as a result of the audits could result in unfavorable tax adjustments that have an adverse effect on our overall tax liability.
Changes in tax laws could result in additional tax liabilities.
Changes in tax laws can and do occur. Changes to tax laws may require the Company to make significant judgment in determining the appropriate provision and related accruals for these taxes; and, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting (“BEPS”) project, which in part aims to address international corporate tax avoidance. Countries have already enacted significant measures in this regard. The OECD has undertaken another project to address the tax challenges of the digitization of the economy. The broad objectives of this project are to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (“Pillar One”), and to implement a global minimum tax (“Pillar Two”). In December 2022, the EU Commission adopted a Directive to implement Pillar Two in the EU and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules, with effect in respect of the fiscal years beginning from December 31, 2023. The U.K. has implemented certain elements of the Pillar Two proposal with effect in relation to accounting periods commencing on or after December 31, 2023, and further elements were implemented with effect in relation to accounting periods commencing on or after December 31, 2024. The U.K. government announced as part of the 2025 Autumn Budget that further amendments would be made to the Pillar Two rules that have already been implemented. Such amendments are expected to largely take effect for accounting periods beginning on or after December 31, 2025. All sets of proposals are subject to exemptions and exclusions. Pillar One is generally intended to apply only to entities that are members of a consolidated group with an annual global turnover of at least €20 billion and profitability exceeding 10%, and Pillar Two is generally intended to apply only to entities that are members of a consolidated group with an annual revenue of at least €750 million. These legislative changes did not have a material impact in fiscal year 2025 and we do not expect a material impact in future years.
Moreover, a number of further proposals from the European Commission have been issued or adopted that further enhance and move beyond the work on the BEPS project. First, the “Proposal for a Council Directive on Business in Europe: Framework for Income Taxation” (“BEFIT”) (which seeks to produce a comprehensive solution for business taxation in the EU). was adopted by the European Commission on September 12, 2023. BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. If adopted by the European Council, BEFIT is intended to come into force on July 1, 2028. BEFIT has the potential to alter taxing rights with the EU, and may include substantive changes to applicable tax rules. Second, the European Council has agreed to implement changes to the procedures used across the European Union in respect of withholding taxes (known as “FASTER”). Specifically, the changes are aimed to simplify the procedures for a refund or to apply for relief at the source; however, the changes could have broader implications. These withholding tax proposals are expected to come into effect from January 1, 2030. The details and timing of the implementation of BEFIT (if adopted) and FASTER and the impact on our group entities which operate in the EU are uncertain.
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
As of December 31, 2025, the total principal amount of our debt was $2,240.1 million. Our level of debt could have important consequences, including the following:
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
A significant portion of our debt is variable rate. Although the U.S. Federal Reserve recently decreased interest rates, interest rates remain relatively high and could be increased in the future. As a result, interest rates on our variable rate debt could be higher or lower than current levels. As of December 31, 2025, after taking into account our interest rate derivatives, $655.1 million (equivalent), or 29.2%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
We have no current plans to pay dividends on our ordinary shares. The declaration, amount and payment of any future dividends on our ordinary shares will, subject to contractual, legal, tax and regulatory restrictions, be at the sole discretion of our Board. Our Board may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, our shareholders may not receive any return on an investment in our ordinary shares unless such shares are sold for a price greater than that which was paid for them.
Our shareholders may be diluted by the future issuance of additional ordinary shares in connection with our incentive plans, acquisitions or otherwise.
In 2025, our shareholders adopted a resolution authorizing our Board to allot up to approximately 20% of our issued share capital as of April 8, 2025 and to grant rights to subscribe for or convert any security into such shares for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Additionally, we have reserved 19.0 million ordinary shares for issuance under our Omnibus Incentive Plan, including 6.5 million shares available for grant as of December 31, 2025. Any ordinary shares that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our ordinary shares.
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
We strongly encourage investors to hold ordinary shares in book-entry form through the facilities of The Depository Trust Company (“DTC”) as transfers outside of DTC may be subject to U.K. stamp duty or stamp duty reserve tax (“SDRT”) which would increase the cost of dealing in our shares. A transfer of title in the ordinary shares held within DTC to a purchaser out of DTC and any subsequent transfers that occur outside the DTC system, will generally attract a charge to U.K. stamp duty or SDRT at a rate of 0.5% of any consideration payable for such transfer, which is payable by the transferee of the ordinary shares. Any such duty must be paid and the relevant transfer document, if any, stamped by HM Revenue & Customs before the transfer can be registered in our company books. However, if those ordinary shares are redeposited into DTC or any other depositary receipt system or clearance service, the redeposit will generally attract stamp duty or SDRT, at the rate of 1.5% of the value of the shares, which will normally be paid by the transferor.
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
Our CISO has over 13 years of experience assisting organizations in responding to cybersecurity incidents, serving as a chief information security officer for the past six years. He holds a Certified Information Systems Security Professional (CISSP) certification and a master’s degree in information technology management, with an emphasis on cybersecurity. He has also completed several supplemental courses on cyber incident response, including SANS 504 - Hacker Tools, Techniques, and Incident Handling.
Our CIO has over 20 years of experience in cybersecurity. He founded and built Internet start-ups and Internet Service Providers, protecting them from threats, and responding to cybersecurity events. He has rebuilt and directed cybersecurity departments in global public companies for the last eight years. He is an advisory board member for various cybersecurity and technology companies and holds a B.S. in Computer Science and an MBA.
Item 2. Properties
We operate from over 125 locations in 31 countries across the Americas, Europe, Asia, Australia and Africa. Our corporate headquarters is located in Denver, Colorado, and we also maintain regional headquarters in Denver, Luxembourg, Shanghai, and Singapore.
Included in our property, plant and equipment are land and buildings with a net carrying amount of $196.9 million as of December 31, 2025, compared to $192.9 million as of December 28, 2024, representing manufacturing facilities, service centers, distribution centers and offices located throughout the world, but predominantly in North America. As of December 31, 2025, Gates owned 31 of these facilities, including 23 manufacturing or service centers.
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
Our ordinary shares are traded on the NYSE under the symbol “GTES”. As of February 10, 2026, there were two holders of record of our ordinary shares. This does not include a substantially greater number of holders whose ordinary shares are held by these record holders, including through banks, brokers, and other institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7: Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis addresses Fiscal 2025 compared to Fiscal 2024. For discussion and analysis of our financial condition and results of operations for Fiscal 2024 compared to Fiscal 2023, see Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2024, which is incorporated herein by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” above.
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse aftermarket channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from aftermarket channels. Our products are used in applications across numerous end markets, including automotive aftermarket, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources, and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
Within the diverse end markets we serve, our highly engineered products are often critical components in applications for which the cost of downtime is high relative to the cost of our products, resulting in the willingness of end users to pay a premium for superior performance and availability. These applications subject our products to normal wear and tear, resulting in natural, and often preventative, aftermarket cycles that drive high-margin, recurring revenue. Our product portfolio represents one of the broadest ranges of power transmission and fluid power products in the markets we serve, and we maintain long-standing relationships with a diversified group of well-known customers throughout the world. As a leading designer, manufacturer and marketer of highly engineered, mission-critical products, we have become an industry leader across most of our end markets and the regions in which we operate.
Business Trends
The diversification of our business limits our exposure to trends in any given end market. In addition, a majority of our sales are generated from customers in aftermarket channels, who serve primarily a large base of installed equipment that follows a natural maintenance cycle that is somewhat less susceptible to various trends that affect our end markets. Such trends include infrastructure investment and construction activity, agricultural production and related commodity prices, commercial and passenger vehicle production, miles driven and fleet age, evolving regulatory requirements related to emissions and fuel economy and oil and gas prices and production. Key indicators of our performance include industrial production, industrial sales and manufacturer shipments.
During Fiscal 2025, sales into aftermarket channels accounted for approximately 68% of our total net sales. Our aftermarket sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Aftermarket products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During Fiscal 2025, sales into OEM channels accounted for approximately 32% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.

During Fiscal 2025, we realized modest growth in our aftermarket channel led by the automotive aftermarket partially offset by a decline in our OEM channel, which was primarily impacted by Automotive. Our profitability improved supported by solid cost management and favorable channel mix. We anticipate demand in several of our industrial end markets to improve in 2026. In the first half of 2026, we expect certain one-time costs associated with system implementation and footprint optimization. As the industrial markets stabilize, we expect that our ongoing execution of these and other enterprise initiatives and incremental new business investments will enable us to enhance our profitability and drive higher organic growth over the long term.
Our global operating footprint and worldwide sales reach expose us to risks associated with geopolitical tensions and trade conflicts. Global trade conflicts due to recent U.S. and retaliatory tariffs and geopolitical tensions have led to, and may continue to lead to, inflationary pressures, uncertainty, and volatility in the market and, therefore, could impact our operations, supply chain and financial performance. While we have not experienced significant disruptions to our supply chain, we have experienced some slower than expected demand recovery and cost increases, primarily for our businesses in North America. The global tariff regime continues to evolve and we could have additional exposures in the future. We will continue to monitor and evaluate risks related to geopolitical tensions and trade conflicts and any resulting impact on macroeconomic conditions and our business.
Results for the year ended December 31, 2025 compared to the results for the year ended December 28, 2024
Summary Gates Performance

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024
Net sales	$3,443.2	$3,408.2
Cost of sales	2,071.5	2,049.7
Gross profit	1,371.7	1,358.5
Selling, general and administrative expenses	876.1	876.5
Transaction-related expenses	0.5	3.3
Asset impairments	3.5	—
Restructuring expenses	26.3	6.5
Other operating expenses	—	—
Operating income from continuing operations	465.3	472.2
Interest expense	125.9	155.8
Loss on deconsolidation of Russian subsidiary	—	12.7
Other (income) expense	(0.8)	(24.3)
Income from continuing operations before taxes	340.2	328.0
Income tax expense	63.1	107.5
Net income from continuing operations	$277.1	$220.5

Adjusted EBITDA(1)	$770.1	$761.1
(1)    See “—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to Net Income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during Fiscal 2025 were $3,443.2 million, compared to $3,408.2 million during the prior year, an increase of 1.0%, or $35.0 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Year ended December 30, 2024	$2,108.1	$1,300.1	$3,408.2
Currency translation	12.1	(1.9)	10.2
Volume	(9.8)	(30.7)	(40.5)
Pricing	36.7	28.6	65.3
Year ended December 28, 2025	$2,147.1	$1,296.1	$3,443.2

Cost of sales
Cost of sales for Fiscal 2025 was $2,071.5 million, compared to $2,049.7 million for the prior year, an increase of 1.1%, or $21.8 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Year ended December 28, 2024	$2,049.7
Currency translation	3.2
Volume	(8.8)
Manufacturing performance	32.9
Mix	(9.9)
Other	4.4
Year ended December 31, 2025	$2,071.5
Selling, general and administrative (“SG&A”) expenses
SG&A expenses for Fiscal 2025 were $876.1 million compared to $876.5 million for the prior year. This decrease of $0.4 million was primarily attributable to favorable labor and benefits expense and decreased outbound freight costs. The decrease was partially offset by higher restructuring-related costs and unfavorable movements in average currency exchange rates during the year.
Transaction-related expenses
Transaction-related expenses of $0.5 million were incurred during Fiscal 2025, related primarily to debt restructuring costs and certain other corporate transactions. Transaction-related expenses of $3.3 million were incurred during the prior year, related primarily to the debt agreement amendments and refinancings that occurred in June 2024 and December 2024, the four secondary offerings completed in 2024, and certain other corporate transactions.
Restructuring expenses
Restructuring expenses during Fiscal 2025 included $14.3 million of severance and related benefits expense related to a global cost reduction effort. In addition, during Fiscal 2025, we incurred $5.7 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $3.6 million of costs related to a manufacturing reduction in force in the Americas. Additional restructuring expenses during Fiscal 2025 were related to professional service fees and severance.
Restructuring expenses during Fiscal 2024 included $2.1 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Additionally, we incurred $1.6 million in severance and other costs in Fiscal 2024 related to the consolidation of production activities across certain North American plants. Additional costs related to restructuring incurred during Fiscal 2024 included professional service fees, and costs associated with prior period facility closures or relocations in several countries.
Interest expense

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024
Debt:
—Dollar Term Loans	$70.8	$88.8
—Dollar Senior Notes	34.6	34.7
—Revolving credit facility	—	0.4
	105.4	123.9
Amortization of deferred issuance costs	9.0	23.1
Other interest expense	11.5	8.8
	$125.9	$155.8
Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this report.

Interest on debt for Fiscal 2025 decreased by $18.5 million when compared to the prior year, primarily due to lower interest rates applicable on the floating rate Dollar Term Loans and the favorable impact of derivatives.
Amortization of deferred issuance costs during Fiscal 2025 decreased by $14.1 million, primarily due to the accelerated amortization of $14.8 million of deferred issuance costs related to the debt refinancing that occurred in June 2024 and the accelerated amortization of $1.0 million due to the $100.0 million repayment against our 2021 Dollar Term Loans (as defined below) in February 2024.
Other (income) expenses

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024
Interest on bank deposits	$(9.6)	$(13.7)
Foreign currency transaction loss (gain), net	5.2	(6.5)
Financing related loss (income)	6.0	(13.7)
Net interest related to postretirement benefits	1.3	(2.6)
Foreign currency loss (gain) on hyperinflation remeasurement	6.5	6.7
Insurance recoveries	(10.0)	—
Other	(0.2)	5.5
	$(0.8)	$(24.3)
Other (income) expenses for Fiscal 2025 was an income of $0.8 million, compared to income of $24.3 million in the prior year. The decrease of other income was primarily driven by financing related loss of $6.0 million during Fiscal 2025 compared to financing related income of $13.7 million during Fiscal 2024. Additionally, Fiscal 2025 had foreign currency transaction losses of $5.2 million compared to foreign currency transaction gains of $6.5 million in the prior year. This was partially offset by insurance recoveries of $10.0 million received during Fiscal 2025.
Income tax expense
For Fiscal 2025, we had an income tax expense of $63.1 million on pre-tax income of $340.2 million, which resulted in an effective tax rate of 18.5% compared to an income tax expense of $107.5 million on pre-tax income of $328.0 million, which resulted in an effective tax rate of 32.8% for Fiscal 2024.
The effective tax rate for Fiscal 2025 was driven by a $21.9 million benefit on net book-tax differences required to reconcile income tax expense of $85.0 million, computed at the U.K. statutory rate of 25%, to the Company’s total income tax provision of $63.1 million. The reconciling items include benefits related to unrecognized tax benefits primarily due to audit settlement, company-owned life insurance deductions, excess tax benefits on stock option exercises, tax rate differential and other net benefits, offset by expenses related to withholding taxes and other U.S. tax on international operations.
The effective tax rate for Fiscal 2024 was primarily driven by a $25.5 million expense on net book-tax differences required to reconcile income tax expense of $82.0 million, computed at the U.K. statutory rate of 25%, to the Company’s total income tax provision of $107.5 million. The reconciling items include expenses related to change in deferred tax assets for Luxembourg net operating losses related to a reduction in the Luxembourg corporate income tax rate enacted in 2024, withholding taxes and other U.S. tax on international operations, currency exchange rate movements primarily related to Luxembourg currency revaluation on indefinite-lived net operating losses, and net other expense, offset by benefits related to change in valuation allowance primarily related to a reduction in the Luxembourg corporate income tax rate enacted in 2024, company-owned life insurance deductions, and unrecognized tax benefits primarily due to audit settlement.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Effective in 2025, OBBBA reinstates the immediate deduction for domestic research and development expenditures, made permanent the 100% bonus depreciation for domestic fixed assets, and modifies the business interest limitation calculation to exclude the effects of foreign earnings and domestic depreciation and amortization. Beginning in 2026, OBBBA also implements significant changes to the U.S. international tax regime. As of December 31, 2025, these modifications to tax law provisions impacted the timing of recognition of deferred tax assets, generating a nominal impact to the overall income tax provision. The Company is currently evaluating the impact of OBBBA on 2026 and future periods.
Numerous foreign jurisdictions, including the U.K., have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. These legislative changes did not have a material impact in fiscal year 2025 and we do not expect a material impact in future years.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2025 that it was more likely than not that deferred income tax assets of $2.4 million primarily in Türkiye related to other deferred tax assets and net operating losses are not realizable.
In Fiscal 2024, we determined that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
Analysis by Operating Segment
Power Transmission (62.4% of Gates’ net sales for the year ended December 31, 2025)

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	Period over period change
Net sales	$2,147.1	$2,108.1	1.9%
Adjusted EBITDA	$479.6	$468.7	2.3%
Adjusted EBITDA margin	22.3%	22.2%
Net sales in Power Transmission for Fiscal 2025 increased by 1.9%, or $39.0 million, driven by a $36.7 million benefit from pricing and favorable movements in average currency exchange rates of $12.1 million. The increase was offset by lower volumes. As such, core sales increased by 1.3%, or $26.9 million, compared to the prior year.

Power Transmission’s overall core sales to our industrial channel customers had a core sales increase of 5.0% during Fiscal 2025, compared to the prior year periods. Personal mobility, agriculture, and industrial on-highway experienced growth of 28.7%, 14.6%, and 13.5%, respectively, compared to the prior year period, primarily in North America and EMEA. Automotive channel sales were relatively consistent compared to the prior year periods, declining by 0.8% during Fiscal 2025. The decline in the automotive channel during Fiscal 2025 was focused in Greater China and EMEA, which experienced core sales declines of 5.4% and 3.0%, respectively, compared to the prior year period. This was partially offset by core sales growth in the automotive channel in North America.
Power Transmission Adjusted EBITDA for Fiscal 2025 increased by 2.3%, or $10.9 million compared to the prior year, driven primarily by benefits from pricing, partially offset by lower manufacturing performance and volumes. As a result, the Adjusted EBITDA margin for Fiscal 2025 was 22.3%, a 10 basis point increase from the prior year.
Fluid Power (37.6% of Gates’ net sales for the year ended December 31, 2025)

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	Period over period change
Net sales	$1,296.1	$1,300.1	(0.3%)
Adjusted EBITDA	$290.5	$292.4	(0.6%)
Adjusted EBITDA margin	22.4%	22.5%
Net sales in Fluid Power for Fiscal 2025 decreased by 0.3%, or $4.0 million, driven by lower volumes of $30.7 million and adverse movements in average currency exchange rates of $1.9 million. The decrease was offset by a $28.6 million benefit from pricing. As such, core sales decreased by 0.2%, or $2.1 million, compared to the prior year.
Fluid Power’s sales decline in Fiscal 2025 was driven by decreased core sales to industrial channel customers of 3.1% compared to the prior year period. The decline of industrial sales were primarily in North America and EMEA, which had declines of 6.6% and 1.6%, respectively, compared to the prior year period. Industrial on-highway and diversified industrial end markets drove most of the decline, with core sales that decreased by 12.3% and 3.5%, respectively, during Fiscal 2025 as compared to the prior year period. The decline in industrial sales was partially offset by core sales growth in the automotive channel of 8.4% compared to the prior year period. Growth of automotive channel sales was primarily contributed by North America and EMEA.
Fluid Power Adjusted EBITDA for Fiscal 2025 decreased by 0.6%, or $1.9 million, compared to the prior year period, driven primarily by unfavorable manufacturing performance, lower volumes and the impact of adverse movements in currency exchange rates. This decrease was partially offset by a benefit from pricing activities and lower SG&A spend during the year. As a result, the Adjusted EBITDA margin was 22.4%, a 10 basis point decrease from the prior year.
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
Cash Flow
Year Ended December 31, 2025 compared to the year ended December 28, 2024
Cash provided by operating activities was $478.1 million during Fiscal 2025 compared to cash provided by operating activities of $379.6 million during the prior year period, driven primarily by a $56.4 million increase in net income, an increase of $120.2 million in trade working capital movement, a decrease of $10.8 million in taxes paid and a decrease of $11.9 million cash paid for interest in the current year period. This increase was partially offset by an unfavorable movement of $47.6 million in other liabilities, a $17.7 million increase in taxes payable, a $13.9 million increase in deferred income taxes, an $8.4 million incremental decrease in postretirement benefit obligations (net), and a $12.7 million loss on the deconsolidation of a Russian subsidiary during the prior year period.
Net cash used in investing activities during Fiscal 2025 was $119.0 million, compared to $104.4 million in the prior year period. The increase of cash used in investing activities was primarily driven by increased capital expenditures of $7.2 million, a $15.7 million increase in net cash paid under company-owned life insurance policies and fewer proceeds from the net purchases of investments in Fiscal 2025 compared to the prior year period. This increase was partially offset by a $12.5 million cash derecognition from the deconsolidation of our Russian subsidiary that occurred during the prior year period.
Net cash used in financing activities was $251.1 million during Fiscal 2025, compared to $286.7 million in the prior year period. The decrease of cash used in financing activities was primarily driven by a decrease in repurchases of shares of $56.8 million, a decrease in payments of long-term debt of $1,825.0 million and a decrease in debt issuance costs paid of $21.6 million. This was primarily offset by an increase in employee taxes paid from shares withheld of $16.3 million as well as proceeds from long-term debt of $1,840.0 million that occurred in Fiscal 2024.

Indebtedness
Our long-term debt, consisting principally of two secured term loans and the U.S. dollar-denominated unsecured notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of December 31, 2025	As of December 28, 2024	As of December 31, 2025	As of December 28, 2024
Debt:
—Secured
—2024 Dollar Term Loans due June 4, 2031	$1,276.2	$1,290.0	$1,283.8	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	444.7	548.0	456.3	563.5
—Unsecured
—6.875% Dollar Senior Notes due July 1, 2029	511.6	512.6	500.0	500.0
	$2,232.5	$2,350.6	$2,240.1	$2,363.5
We refer to the term loans denominated in U.S. dollars as the “Dollar Term Loans” and the unsecured senior notes denominated in U.S. dollars as the “Dollar Senior Notes”. The Dollar Term Loans that were issued on February 24, 2021 and extinguished on June 4, 2024 are referred to as the “2021 Dollar Term Loans”. The Dollar Term Loans that were issued on June 4, 2024 and repriced on December 10, 2024 are referred to as the “2024 Dollar Term Loans”, and the Dollar Term Loans that were issued on November 16, 2022 and repriced on June 4, 2024 and December 10, 2024 are referred to as the “2022 Dollar Term Loans.” Details of our long-term debt are presented in Note 15 to the consolidated financial statements included elsewhere in this annual report.
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
In July 2025, we made a voluntary principal debt repayment of $100.0 million against our 2022 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $2.8 million of deferred issuance costs (recognized in interest expense).
Amendments to credit agreements
On January 21, 2025, we amended our credit agreement to lower the margin with respect to the Revolving Credit Loans by 50 basis points compared to the previous term. The Revolving Credit Loans bear interest at our option either at Term SOFR (subject to a floor of 0%) plus a margin of 1.75% per annum or the base rate plus 0.75% per annum. The applicable margin for the Revolving Credit Facility borrowings will be subject to one 25 basis point step down determined in accordance with Gates Industrial Holdco Limited achieving a certain consolidated first lien net leverage level.
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
For the twelve months ended December 31, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 71% of our net sales and 55% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of December 31, 2025, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 87% of our total assets and approximately 29% of our total liabilities.
Borrowing Headroom
On June 4, 2024, we extinguished our asset-backed revolving credit facility as discussed further in Note 15 to the consolidated financial statements included elsewhere in this annual report. As part of an amendment to our credit agreement, we increased borrowing capacity under our secured revolving credit facility that provides for multi-currency revolving loans from $250.0 million to $500.0 million and extended the maturity from November 18, 2026 to the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of December 31, 2025, there were letters of credit outstanding against the facility amounting to $29.0 million and no drawings on the revolving credit facility. As of December 31, 2025, our total committed borrowing headroom was $471.0 million, in addition to cash balances of $812.1 million.
Tabular Disclosure of Contractual Obligations
Our consolidated contractual obligations and commercial commitments are summarized in the following table which includes aggregate information about our contractual obligations as of December 31, 2025 and the periods in which payments are due, based on the earliest date on which we could be required to settle the liabilities. The table below excludes our gross liability for uncertain tax positions of $62.1 million because the timing of cash settlement, if any, is unknown at this time.
Floating interest payments and payments and receipts on interest rate derivatives are estimated based on market interest rates prevailing at the balance sheet date. Amounts in respect of purchase obligations are items that we are obligated to pay in the future, but they are not required to be included on the consolidated balance sheet.

		Earliest period in which payments are due
(dollars in millions)	Total	2026	2027 and 2028	2029 and 2030	2031 and beyond
Debt:
—Principal	$2,240.1	$18.8	$37.6	$965.0	$1,218.7
—Interest payments(1)	609.7	129.7	256.7	194.3	29.0
Finance leases	3.6	2.0	1.1	0.5	—
Operating leases	198.6	34.0	57.8	38.7	68.1
Defined benefit pension(2)	10.6	10.6	—	—	—
Other postretirement benefit plans(2)	20.3	2.6	4.8	4.3	8.6
Purchase obligations(3)	64.5	44.2	19.3	1.0	—
Total	$3,147.4	$241.9	$377.3	$1,203.8	$1,324.4
(1)    Future interest payments include payments on fixed and floating rate debt. Floating rate interest payments are estimated based on forward market interest rates and terms prevailing as of December 31, 2025.

(2)    Postretirement benefit obligations represent our expected cash contributions to defined benefit pension and other postretirement benefit plans in Fiscal 2026. It is not practicable to present expected cash contributions for subsequent years because they are determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.
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
•credit (gain) loss related to a customer bankruptcy; and
•other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.
We excluded changes in the LIFO inventory reserve recognized in cost of sales for certain inventories that are valued on a LIFO basis. During inflationary or deflationary pricing environments, LIFO adjustments can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while historical, typically lower, costs are retained in inventory. LIFO adjustments are determined based on published pricing indices, which often are not representative of the actual flow of product and costs as experienced by our business. Excluding the impact from the application of LIFO therefore improves the comparability of our financial performance from period to period and with the Company’s peers, and more closely represents the physical flow of our inventory and how we manage the business.
Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with, not as substitutes for, profit or loss for the period. Management compensates for these limitations by separately monitoring net income from continuing operations for the period.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Net income	$276.3	$219.9	$256.4
Loss on disposal of discontinued operations	0.8	0.6	0.6
Income tax expense	63.1	107.5	28.3
Interest expense	125.9	155.8	163.2
Loss on deconsolidation of Russian Subsidiary (1)	—	12.7	—
Depreciation and amortization	213.8	216.9	217.5
Transaction-related expenses (2)	0.5	3.3	2.2
Asset impairments	3.5	—	0.1
Restructuring expenses	26.3	6.5	11.6
Share-based compensation expense	27.2	28.8	27.4
Inventory adjustments (3) (included in cost of sales)	15.6	22.3	7.4
Restructuring related expenses (included in cost of sales)	6.9	1.8	0.4
Restructuring related expenses (included in SG&A)	11.4	2.9	1.0
Credit (gain) loss related to customer bankruptcy (included in SG&A)	—	(0.1)	11.4
Other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries (4)	4.0	(17.8)	14.1
Cybersecurity incident insurance recovery and expenses (5)	(5.2)	—	5.2
Other items not directly related to current operations	—	—	0.2
Adjusted EBITDA	$770.1	$761.1	$747.0
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
(3)    Inventory adjustments include the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    Other expenses (income) excludes foreign currency transaction losses and insurance recoveries of $4.8 million for the year ended December 31, 2025; foreign currency transaction gain of $6.5 million for the year ended December 28, 2024; and foreign currency transaction gain of $2.5 million for the year ended December 30, 2023.
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

	For the year ended December 31, 2025
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 31, 2025	$2,147.1	$1,296.1	$3,443.2
Impact on net sales of movements in currency rates	(12.1)	1.9	(10.2)
Core sales for the year ended December 31, 2025	$2,135.0	$1,298.0	$3,433.0

Net sales for the year ended December 28, 2024	$2,108.1	$1,300.1	$3,408.2
Increase (decrease) in net sales	$39.0	$(4.0)	$35.0
Increase (decrease) in net sales on a core basis (core sales)	$26.9	$(2.1)	$24.8

Net sales increase (decrease)	1.9%	(0.3)%	1.0%
Core sales increase (decrease)	1.3%	(0.2)%	0.7%

	For the year ended December 28, 2024
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the year ended December 28, 2024	$2,108.1	$1,300.1	$3,408.2
Impact on net sales of movements in currency rates	31.7	4.7	36.4
Core sales for the year ended December 28, 2024	$2,139.8	$1,304.8	$3,444.6

Net sales for the year ended December 30, 2023	$2,191.2	$1,379.0	$3,570.2
Decrease in net sales	$(83.1)	$(78.9)	$(162.0)
Decrease in net sales on a core basis (core sales)	$(51.4)	$(74.2)	$(125.6)

Net sales growth (decline)	(3.8)%	(5.7)%	(4.5)%
Core sales growth (decline)	(2.3)%	(5.4)%	(3.5)%

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the last 12 months, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $10.1 million as of December 31, 2025. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 15 to the consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of this annual report. During the periods covered by the consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loans or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loans, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) additional net intercompany loan payable due to Gates Industrial Holdco Limited and its subsidiaries from the Company, which was $226.4 million and $258.4 million as of December 31, 2025 and December 28, 2024, respectively, (ii) additional intercompany payables due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief of $7.5 million and $6.6 million as of December 31, 2025 and December 28, 2024, respectively, and (iii) additional cash and cash equivalents held by the Company, which was $7.4 million and $10.6 million as of December 31, 2025 and December 28, 2024, respectively.
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
Management based the fair value calculations on a weighted blend of the income and market approaches. The income approach was based on cash flow forecasts derived from the most recent financial plans approved by the Board, in which the principal assumptions were those regarding sales growth rates, selling prices and changes in direct costs. Forecasts for the future years were based on region-specific growth or decline assumptions determined by management, taking into account market trends and strategic initiatives. The terminal growth rate for the Power Transmission and Fluid Power reporting units was set at 1.5% and 3.5%, respectively, which do not exceed the expected long-term growth rates in the respective principal end markets. Under the market approach, fair value was determined using EBITDA multiples of peer companies.
Management applied discount rates to the resulting cash flow projections that reflect current market assessments of the time value of money and the risks specific to each reporting unit. In each case, the discount rate was determined using a capital asset pricing model. The discount rates used in the impairment tests of goodwill during Fiscal 2025 were 10.7% and 10.2% for the Power Transmission and Fluid Power reporting units, respectively.
For both reporting units, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2025.
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
Management applied discount rates to the calculated royalty savings that reflect current market assessments of the time value of money and the risks specific to each region in which those royalty savings arose. In each case, the discount rate was determined using a capital asset pricing model adjusted for a premium to reflect the higher risk specific to the nature of the intangible asset. The discount rate used in Fiscal 2025 impairment test was 11.5%. As a result of the impairment testing, no impairment was recognized during Fiscal 2025.
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

We have recorded valuation allowances against certain of our deferred income tax assets and we intend to continue maintaining such valuation allowances until there is sufficient evidence to support the reduction of all or some portion of these allowances. During Fiscal 2025, we determined that it was more likely than not that deferred income tax assets of $2.4 million primarily in Türkiye related to other deferred tax assets and net operating losses are not realizable. During Fiscal 2024, we determined that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
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

The currency profiles of our cash and debt are centrally managed as are decisions about the location of cash. The currency profile of cash and debt, after taking into account the effect of the currency swaps and forwards used to manage those profiles, were as follows:

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Cash and cash equivalents by currency:
—U.S. dollar	$353.8	$280.0
—Chinese Yuan Renminbi	163.7	136.3
—Indian Rupee	29.4	25.3
—Euro	48.9	47.9
—Japanese Yen	58.7	46.9
—Other	157.6	145.6
	$812.1	$682.0
Principal amount of debt by currency:
—U.S. dollar	$193.0	$1,041.9
—Euro	1,213.6	1,077.2
—Chinese Yuan Renminbi	439.5	244.4
—Canadian dollar	286.1	—
—Japanese Yen	107.9	—
	$2,240.1	$2,363.5
As described in Note 13 to the audited consolidated financial statements included elsewhere in this annual report, during Fiscal 2025 we expanded our net investment hedge capacity by entering into cross currency swaps and foreign exchange forward contracts with a gross notional value at inception of $820.0 million and terms between three to five years, designated in hedges of portions of our net investment in Canadian, Chinese, and Japanese subsidiaries. As of December 31, 2025, the aggregated notional principal amount of the cross currency swaps was EUR1,033.5 million, CNH3,068.1 million and CAD392.1 million compared to EUR1,033.5 million and CNH250.0 million as of December 28, 2024. As of December 31, 2025, the aggregate notional principal amount of the foreign exchange forward contracts were JPY15,347.5 million, compared to JPY0.0 million as of December 28, 2024.
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

	Notional principal amount (millions)	Interest rate
		Payable		Receivable
		Variable	Fixed	Variable	Fixed	Variable rate index
As of December 31, 2025
Maturity date:
—June 2030	$700.0	—%	3.4%	3.7%	—%	1 month Term SOFR
—November 2027	$385.0	—%	7.6%	7.2%	—%	1 month Term SOFR
As of December 28, 2024
Maturity date:
—June 2025	$870.0	—%	2.5%	4.6%	—%	1 month Term SOFR
—November 2027	$385.0	—%	7.6%	8.1%	—%	1 month Term SOFR

The interest rate profile of the Company’s financial assets and liabilities, after taking into account the effect of the interest rate hedging activities, was as follows:

	As of December 31, 2025				As of December 28, 2024
	Interest-bearing				Interest-bearing
(dollars in millions)	Floating rate	Fixed rate	Non-interest bearing	Total	Floating rate	Fixed rate	Non-interest bearing	Total
Financial assets:
Available-for-sale investments	$—	$—	$—	$—	$—	$—	$—	$—
Cash and cash equivalents	417.1	—	395.0	812.1	244.7	—	437.3	682.0
Restricted cash	—	—	2.9	2.9	—	—	2.8	2.8
	417.1	—	397.9	815.0	244.7	—	440.1	684.8
Financial liabilities:
Debt	(655.1)	(1,585.0)	—	(2,240.1)	(608.5)	(1,755.0)	—	(2,363.5)
Obligations under finance leases	—	(3.3)	—	(3.3)	—	(2.2)	—	(2.2)
	(655.1)	(1,588.3)	—	(2,243.4)	(608.5)	(1,757.2)	—	(2,365.7)
	$(238.0)	$(1,588.3)	$397.9	$(1,428.4)	$(363.8)	$(1,757.2)	$440.1	$(1,680.9)
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
We have established long-term credit ratings of Ba3 Stable with Moody’s and BB Stable with Standard & Poor’s. Credit ratings are subject to regular review by the credit rating agencies and may change in response to economic and commercial developments.
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
Certain raw materials and commodities we use to manufacture our products are subject to tariffs. Currently, there is uncertainty on how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities. We are constantly assessing potential supply chain vulnerability and implementing strategies (i.e., surcharges) to mitigate potential tariff impacts. We are also utilizing local supply chains where possible to reduce supply and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. Further discussion of our industry risks is included under “Part I - Item 1A. Risk Factors” within this annual report.
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
Two customers of our North America businesses accounted for 13.7% and 8.4%, respectively, of our total trade accounts receivable balance as of December 31, 2025, compared to 13.7% and 6.1%, respectively, as of December 28, 2024. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable level of assurance.
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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2025, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2025. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at the reasonable level of assurance at December 31, 2025.
Deloitte & Touche LLP (PCAOB ID No. 34), the independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this report, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders (our “2026 Proxy Statement”), anticipated to be filed with the SEC within 120 days of December 31, 2025, under the headings “Proposal 1- Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2026 Proxy Statement anticipated to be filed with the SEC within 120 days of December 31, 2025, under the headings “Executive Compensation” and “Corporate Governance - Compensation Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2026 Proxy Statement anticipated to be filed with the SEC within 120 days of December 31, 2025, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2026 Proxy Statement anticipated to be filed with the SEC within 120 days of December 31, 2025, under the headings “Corporate Governance” and “Related-Person Transactions Policy and Procedures.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2026 Proxy Statement anticipated to be filed with the SEC within 120 days of December 31, 2025, under the heading “Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements filed as part of this report are indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Gates Industrial Corporation plc	S-1	3.1	1/8/2018
3.2	Articles of Association of Gates Industrial Corporation plc, effective October 7, 2019	10-Q	3.2	11/6/2019
4.1	Description of Securities of Gates Industrial Corporation plc	10-K	4.1	2/6/2025
4.2	Indenture, dated as of June 4, 2024, by and among Gates Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, which includes the Form of 6.875% Senior Notes due 2029	8-K	4.1	6/4/2024
10.1	Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, and the lenders party thereto	S-1	10.18	12/27/2017
10.2	Amendment No. 1 to Credit Agreement, dated as of April 7, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-1 euro term lender and additional B-1 dollar term lender	S-1	10.19	12/27/2017
10.3	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, among Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as the additional B-2 euro term lender and additional B-2 dollar term lender	S-1	10.20	12/27/2017
10.4	Amendment No. 3, dated as of January 24, 2018, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, Gates Global LLC, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	8-K	10.6	1/29/2018
10.5	Amendment No. 4, dated as of February 24, 2021, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	3/1/2021

10.6	Amendment No. 5, dated as of November 18, 2021, to the Credit Agreement, dated as of July 3, 2014 among the U.S. Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties and lenders party thereto	8-K	10.1	11/22/2021
10.7	Amendment No. 6, dated as of November 16, 2022, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	10.1	11/21/2022
10.8	Amendment No. 7, dated as of March 1, 2023, to the Credit Agreement dated as of July 3, 2014 among the Borrower, Omaha Holdings LLC, the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	10.1	5/4/2023
10.9	Amendment No. 8, dated as of October 10, 2023, to the Credit Agreement dated as of July 3, 2014 among Omaha Holdings LLC, Gates Global LLC, Gates Corporation, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	11/3/2023
10.10	Amendment No. 9, dated June 4, 2024, to Credit Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Industrial Holdco Limited, Omaha Acquisition Inc., Gates Global LLC, Gates Corporation, each of the guarantors party thereto, UBS AG Cayman Islands Branch, as administrative agent, UBS AG, Stamford Branch, as collateral agent and L/C issuer, lenders party thereto and JPMorgan Chase Bank, N.A., as fronting lender	8-K	4.3	6/4/2024
10.11	Amendment No. 10, dated December 10, 2024, to Credit Agreement, dated as of July 3, 2014, among Gates Industrial Holdco Limited, Gates Corporation, each of the guarantors party thereto, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto and Bank of America, N.A., as the new lender	10-K	10.12	2/6/2025
10.12	Amendment No. 11, dated January 21, 2025, to Credit Agreement, dated as of July 3, 2014, among Gates Industrial Holdco Limited, Gates Corporation, each of the guarantors party thereto, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto	10-K	10.13	2/6/2025
10.13	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Citibank, N.A., as collateral agent for the secured parties	S-1	10.24	12/27/2017
10.14	Security Agreement, dated as of July 3, 2014, among Tomkins Automotive Canada Limited, Gates Canada Inc. and Citibank, N.A., as collateral agent for the secured parties	S-1	10.25	12/27/2017
10.15	Security Agreement, dated as of July 3, 2014, among Omaha Holdings LLC, Gates Global LLC, the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the secured parties	S-1	10.26	12/27/2017
10.16	Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.15	2/14/2019
10.17	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Ivo Jurek)†	10-K	10.18	2/14/2019
10.18	Form of Nonqualified Stock Option Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan (2017 grant to Tom Pitstick)†	10-K	10.19	2/14/2019
10.19	Form of Management Equity Subscription Agreement under the Gates Industrial Corporation plc 2014 Stock Incentive Plan†	10-K	10.20	2/14/2019
10.20	Gates Industrial Corporation plc 2018 Omnibus Incentive Plan†	10-Q	10.1	11/2/2018
10.21	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (4 yr.)†	10-Q	10.2	5/3/2018
10.22	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (3 yr.)†	10-Q	10.4	5/8/2019
10.23	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Employee) (3 yr.)†	10-Q	10.2	5/8/2019
10.24	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director) (1 yr)†	10-Q	10.3	5/8/2019
10.25	Special Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (5 yr.)†	10-Q	10.5	5/8/2019

10.26	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.34	2/21/2020
10.27	Form of Option Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2020.†	10-K	10.35	2/21/2020
10.28	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan, effective January 1, 2020.†	10-K	10.36	2/21/2020
10.29	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024.†	10-Q	10.1	5/1/2024
10.30	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective January 1, 2024.†	10-Q	10.3	5/1/2024
10.31	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective January 1, 2024.†	10-Q	10.4	5/1/2024
10.32	Gates Corporation Supplemental Retirement Plan, amended and restated effective March 8, 2018†	10-Q	10.1	5/3/2018
10.33	Form of Director and Officer Deed of Indemnity†	S-1	10.12	1/8/2018
10.34	Form of Executive Severance Plan†	10-K	10.41	2/6/2025
10.35	Form of Executive Change in Control Plan†	S-1	10.16	12/27/2017
10.36	Separation Agreement dated October 28, 2025 between Gwendolyn Ann Montgomery and Gates Industrial Corporation plc†*
19.1	Gates Industrial Corporation plc Securities Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Incentive Clawback Policy (including form of Agreement)†	10-K	97.1	2/8/2024
101
The following financial information from Gates Industrial Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years end ended December 31, 2025, December 28, 2024 and December 30, 2023 (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 28, 2024 and December 30, 2023 (iii) Consolidated Balance Sheets as of December 31, 2025 and December 28, 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 28, 2024 and December 30, 2023 (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, December 28, 2024 and December 30, 2023, and (vi) Notes to the Consolidated Financial Statements.*

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
(Principal Accounting Officer)
Date: February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2026.

Signature	Title

/s/ Ivo Jurek	Chief Executive Officer and Director
Ivo Jurek	(Principal Executive Officer)

/s/ L. Brooks Mallard	Chief Financial Officer
L. Brooks Mallard	(Principal Financial Officer)

/s/ John S. Patouhas	Chief Accounting Officer
John S. Patouhas	(Principal Accounting Officer)

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Joseph S. Cantie	Director
Joseph S. Cantie

/s/ Fredrik J. Eliasson	Director
Fredrik J. Eliasson

/s/ James W. Ireland III	Director
James W. Ireland, III

/s/ Stephanie K. Mains	Director
Stephanie K. Mains

/s/ Wilson S. Neely	Director
Wilson S. Neely

/s/ Peifang Zhang	Director
Peifang Zhang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Gates Industrial Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gates Industrial Corporation plc and subsidiaries (the "Company") as of December 31, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America . Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets— Refer to Notes 2, 10 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a weighted blend of the income and the market approaches. Similarly, the Company’s evaluation of its brand and trade name intangible asset involves the comparison of the fair value of the brand and trade name intangible asset to the carrying value. The Company determined the fair value of the brand and trade name intangible asset using a relief from royalty valuation methodology. The determination of the fair value for both the reporting units to which the goodwill has been allocated and the brand and trade name intangible asset required management to make significant estimates and assumptions.
The goodwill balance was $2,035.2 million as of December 31, 2025, of which $692.1 million and $1,343.1 million were allocated to the Fluid Power and Power Transmission reporting units, respectively. The fair values of the Fluid Power and Power Transmission reporting units exceeded their carrying values as of the measurement date and, therefore, no goodwill impairments were recognized. The brand and trade name intangible asset balance was $469.4 million as of December 31, 2025. The fair value of the brand and trade name intangible asset exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of the reporting units to which the goodwill has been allocated and the brand and trade name intangible asset for its impairment analyses, performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including sales growth and operating margin assumptions, the discount rates, and the royalty rate used to value the brand and trade name intangible asset used in the impairment tests, all required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows, including sales and operating margin growth rates, the discount rates, and the royalty rate used by management to estimate the fair value of the reporting units to which the goodwill has been allocated and the brand and trade name intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and brand and trade name intangible asset impairment evaluations, including those over the determination of the fair value of the reporting units to which the goodwill has been allocated and the brand and trade name intangible asset, and controls related to management’s review of the assumptions described above.
•We evaluated management’s ability to accurately forecast future cash flows, including sales and operating margin growth rates, by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing to:
◦Macroeconomic data on projected growth.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
◦Historical and projected financial information of peer companies and other industry participants from external market sources.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates used by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s royalty rate by testing the source information underlying the determination of the royalty rate by comparing to historical and projected financial information and other external market sources.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2026
We have served as the Company’s auditor since 2014.

Gates Industrial Corporation plc
Consolidated Statements of Operations

	For the year ended
(dollars in millions, except per share amounts)	December 31, 2025	December 28, 2024	December 30, 2023
Net sales	$3,443.2	$3,408.2	$3,570.2
Cost of sales	2,071.5	2,049.7	2,211.3
Gross profit	1,371.7	1,358.5	1,358.9
Selling, general and administrative expenses	876.1	876.5	884.7
Transaction-related expenses	0.5	3.3	2.2
Asset impairments	3.5	—	0.1
Restructuring expenses	26.3	6.5	11.6
Other operating expenses	—	—	0.2
Operating income from continuing operations	465.3	472.2	460.1
Interest expense	125.9	155.8	163.2
Loss on deconsolidation of Russian Subsidiary	—	12.7	—
Other (income) expenses	(0.8)	(24.3)	11.6
Income from continuing operations before taxes	340.2	328.0	285.3
Income tax expense	63.1	107.5	28.3
Net income from continuing operations	277.1	220.5	257.0
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0 and $0	0.8	0.6	0.6
Net income	276.3	219.9	256.4
Less: non-controlling interests	24.9	25.0	23.5
Net income attributable to shareholders	$251.4	$194.9	$232.9

Earnings per share
Basic
Earnings per share from continuing operations	$0.98	$0.75	$0.86
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.98	$0.75	$0.86

Diluted
Earnings per share from continuing operations	$0.96	$0.74	$0.84
Earnings per share from discontinued operations	$—	$—	$—
Earnings per share	$0.96	$0.74	$0.84
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Comprehensive Income

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Net income	$276.3	$219.9	$256.4
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax (expense) benefit, respectively, of $0.0, $5.4 and $(4.3)	342.7	(293.5)	128.5
—(Loss) gain on net investment hedges, net of tax benefit, respectively, of $1.3, $0.0 and $5.4	(142.9)	49.8	(27.8)
Total foreign currency translation movements	199.8	(243.7)	100.7
Cash flow hedges (interest rate derivatives):
—(Loss) gain arising in the period, net of tax benefit (expense), respectively, of $1.0, $(3.2) and $(1.8)	(6.2)	9.7	5.6
—Reclassification to net income, net of tax benefit, respectively, of $3.4, $8.7 and $6.0	(10.3)	(26.0)	(18.1)
Total cash flow hedges movements	(16.5)	(16.3)	(12.5)
Postretirement benefits:
—Current year actuarial movements, net of tax benefit, respectively, of $1.0, $1.4 and $3.6	(1.6)	(5.2)	(10.3)
—Reclassification of prior year actuarial movements to net income, net of tax benefit (expense), respectively, of $(0.6), $(0.2) and $1.1	(1.5)	(2.6)	(2.4)
Total postretirement benefits movements	(3.1)	(7.8)	(12.7)
Other comprehensive income (loss)	180.2	(267.8)	75.5
Comprehensive income (loss) for the period	$456.5	$(47.9)	$331.9

Comprehensive income (loss) attributable to shareholders:
—Income (loss) arising from continuing operations	$412.3	$(53.2)	$322.8
—Loss arising from discontinued operations	(0.8)	(0.6)	(0.6)
	411.5	(53.8)	322.2
Comprehensive income attributable to non-controlling interests	45.0	5.9	9.7
Comprehensive income (loss) for the period	$456.5	$(47.9)	$331.9
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of December 31, 2025	As of December 28, 2024
Assets
Current assets
Cash and cash equivalents	$812.1	$682.0
Trade accounts receivable, net	744.2	722.7
Inventories	700.0	676.0
Taxes receivable	43.4	28.6
Prepaid expenses and other assets	181.8	196.7
Total current assets	2,481.5	2,306.0
Non-current assets
Property, plant and equipment, net	609.0	579.5
Goodwill	2,035.2	1,908.9
Pension surplus	7.6	5.7
Intangible assets, net	1,192.4	1,248.6
Right-of-use assets	137.1	139.4
Taxes receivable	5.4	20.7
Deferred income taxes	640.0	553.5
Other non-current assets	43.2	24.0
Total assets	$7,151.4	$6,786.3
Liabilities and equity
Current liabilities
Debt, current portion	$36.2	$39.1
Trade accounts payable	433.7	408.2
Taxes payable	27.0	22.9
Accrued expenses and other current liabilities	238.5	251.3
Total current liabilities	735.4	721.5
Non-current liabilities
Debt, less current portion	2,196.3	2,311.5
Postretirement benefit obligations	68.8	78.0
Lease liabilities	124.5	127.3
Taxes payable	62.1	82.2
Deferred income taxes	49.3	56.8
Other non-current liabilities	225.8	68.7
Total liabilities	3,462.2	3,446.0
Commitments and contingencies (Note 22)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 253,543,540 (December 28, 2024: authorized shares: 3,000,000,000; outstanding shares: 255,203,987)	2.6	2.6
—Additional paid-in capital	2,633.3	2,618.6
—Accumulated other comprehensive loss	(917.1)	(1,077.2)
—Treasury shares	(37.5)	—
—Retained earnings	1,652.7	1,479.6
Total shareholders’ equity	3,334.0	3,023.6
Non-controlling interests	355.2	316.7
Total equity	3,689.2	3,340.3
Total liabilities and equity	$7,151.4	$6,786.3
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Cash Flows

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Cash flows from operating activities
Net income	$276.3	$219.9	$256.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213.8	216.9	217.5
Foreign exchange and other non-cash financing (income) expense	(25.2)	(44.2)	(24.8)
Share-based compensation expense	27.2	28.8	27.4
Decrease in postretirement benefit obligations, net	(17.4)	(9.0)	(9.9)
Deferred income taxes	(26.0)	(12.1)	(65.7)
Asset impairments	3.5	—	0.1
Loss on deconsolidation of Russian subsidiary	—	12.7	—
Disposal of property, plant and equipment	0.3	(7.3)	—
Other operating activities	4.3	(0.1)	5.3
Changes in operating assets and liabilities:
—Accounts receivable	18.4	8.4	45.6
—Inventories	14.3	(64.0)	24.5
—Accounts payable	4.3	(27.6)	(17.8)
—Prepaid expenses and other assets	29.7	37.3	22.3
—Taxes payable	(18.6)	(0.9)	(14.5)
—Other liabilities	(26.8)	20.8	14.6
Net cash provided by operating activities	478.1	379.6	481.0
Cash flows from investing activities
Purchases of property, plant and equipment	(73.2)	(83.1)	(61.2)
Purchases of intangible assets	(40.7)	(23.6)	(10.2)
Purchases of investments	—	(11.3)	—
Proceeds from sale of investments	—	5.0	—
Cash paid under company-owned life insurance policies	(11.5)	(5.4)	(18.2)
Cash received under company-owned life insurance policies	4.9	14.5	6.6
Proceeds from the sale of property, plant and equipment	2.3	12.0	1.2
Cash deconsolidated from previously controlled subsidiary	—	(12.5)
Other investing activities	(0.8)	—	—
Net cash used in investing activities	(119.0)	(104.4)	(81.8)
Cash flows from financing activities
Issuance of shares	10.4	14.9	18.7
Repurchase of shares	(119.3)	(176.1)	(251.7)
Proceeds from long-term debt	—	1,840.0	100.0
Payments of long-term debt	(123.4)	(1,948.4)	(119.6)
Debt issuance costs paid	—	(21.6)	(1.3)
Employee taxes paid from shares withheld	(21.0)	(4.7)	(3.3)
Dividends paid to non-controlling interests	(6.5)	(13.0)	(18.2)
Other financing activities	8.7	22.2	17.1
Net cash used in financing activities	(251.1)	(286.7)	(258.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	22.2	(27.7)	1.7
Net increase (decrease) in cash and cash equivalents and restricted cash	130.2	(39.2)	142.6
Cash and cash equivalents and restricted cash at the beginning of the period	684.8	724.0	581.4

Cash and cash equivalents and restricted cash at the end of the period	$815.0	$684.8	$724.0
Supplemental schedule of cash flow information
Interest paid	$120.7	$132.6	$155.1
Income taxes paid	$111.5	$122.3	$110.5
Accrued capital expenditures	$3.0	$1.2	$0.6
The accompanying notes form an integral part of these consolidated financial statements.

Gates Industrial Corporation plc
Consolidated Statements of Shareholders’ Equity

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non-controlling interests	Total equity
As of December 31, 2022	$2.8	$2,542.1	$—	$(917.8)	$1,482.9	$3,110.0	$333.6	$3,443.6
Net income	—	—	—	—	232.9	232.9	23.5	256.4
Other comprehensive income (loss), net	—	—	—	89.3	—	89.3	(13.8)	75.5
Total comprehensive income	—	—	—	89.3	232.9	322.2	9.7	331.9
Other changes in equity:
—Issuance of shares	—	18.7	—	—	—	18.7	—	18.7
—Shares withheld for employee taxes	—	(3.3)	—	—	—	(3.3)	—	(3.3)
—Repurchase and cancellation of shares	(0.2)	—	—	—	(253.5)	(253.7)	—	(253.7)
—Share-based compensation	—	26.3	—	—	—	26.3	0.1	26.4
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(19.7)	(19.7)
As of December 30, 2023	2.6	2,583.8	—	(828.5)	1,462.3	3,220.2	323.7	3,543.9
Net income	—	—	—	—	194.9	194.9	25.0	219.9
Other comprehensive loss, net	—	—	—	(248.7)	—	(248.7)	(19.1)	(267.8)
Total comprehensive (loss) income	—	—	—	(248.7)	194.9	(53.8)	5.9	(47.9)
Other changes in equity:
—Issuance of shares	0.1	14.8	—	—	—	14.9	—	14.9
—Shares withheld for employee taxes	—	(4.7)	—	—	—	(4.7)	—	(4.7)
—Repurchase and cancellation of shares	(0.1)	—	—	—	(177.6)	(177.7)	—	(177.7)
—Share-based compensation	—	24.7	—	—	—	24.7	0.1	24.8
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(13.0)	(13.0)
As of December 28, 2024	2.6	2,618.6	—	(1,077.2)	1,479.6	3,023.6	316.7	3,340.3
Net income	—	—	—	—	251.4	251.4	24.9	276.3
Other comprehensive income, net	—	—	—	160.1	—	160.1	20.1	180.2
Total comprehensive income	—	—	—	160.1	251.4	411.5	45.0	456.5
Other changes in equity:
—Issuance of shares	—	10.4	—	—	—	10.4	—	10.4
—Shares withheld for employee taxes	—	(21.0)	—	—	—	(21.0)	—	(21.0)
—Repurchase and cancellation of shares	—	—	(37.5)	—	(78.3)	(115.8)	—	(115.8)
—Share-based compensation	—	25.3	—	—	—	25.3	—	25.3
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(6.5)	(6.5)
As of December 31, 2025	$2.6	$2,633.3	$(37.5)	$(917.1)	$1,652.7	$3,334.0	$355.2	$3,689.2

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
B. Accounting periods
The Company prepares its annual consolidated financial statements as of December 31. In prior periods, the Company prepared its annual consolidated financial statements as of the Saturday nearest December 31. Accordingly, the consolidated balance sheets are presented as of December 31, 2025 and December 28, 2024 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 368-day period from December 29, 2024 to December 31, 2025 (“Fiscal 2025”), with comparative information for the 364-day period from December 31, 2023 to December 28, 2024 (“Fiscal 2024”) and the 364-day period from January 1, 2023 to December 30, 2023 (“Fiscal 2023”).
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
In 2022, as a result of the conflict between Russia and Ukraine, the Company began exiting substantially all its activities in Russia with only residual cash and de minimis administrative costs remaining in 2024. During the year ended December 28, 2024, the Company concluded that the inability to repatriate remaining cash coupled with the significant government regulations and restrictions in place severely limited its ability to manage and control its Russian subsidiary. As a result, the Company's Russian subsidiary was deconsolidated as of December 28, 2024. The impact of the deconsolidation was a $12.7 million loss included in the results of operations for the year ended December 28, 2024.

D. Foreign currency transactions and translation
Transactions denominated in currencies other than an entity’s functional currency (foreign currencies) are translated into the entity’s functional currency at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing on the reporting date. Exchange differences arising from changes in exchange rates are recognized in net income for the period. During the twelve months ended December 31, 2025, we reclassified foreign currency gains and losses from Selling, general and administrative expenses to Other expenses (income) within the statements of operations. In addition, we have reclassified the amounts relating to prior period results to conform to current period presentation. The results of reclassification did not impact net income and are not considered material. The net foreign currency transaction loss included in income from continuing operations before tax during Fiscal 2025 was $5.2 million, compared to a gain of $6.5 million in Fiscal 2024 and a gain of $2.5 million in Fiscal 2023. We also recognized net financing-related foreign currency transaction losses within other expenses (income) of $6.0 million during Fiscal 2025, compared to a gain of $13.7 million in Fiscal 2024 and a loss of $4.2 million in Fiscal 2023.
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
Costs of outbound shipping and handling are included in SG&A. During Fiscal 2025, we recognized shipping and handling costs of $173.1 million, compared to $177.6 million in Fiscal 2024 and $167.2 million in Fiscal 2023.
Research and development costs
Research and development costs are charged to net income in the period in which they are incurred. Our research and development expense was $71.9 million in Fiscal 2025, compared to $66.5 million in Fiscal 2024 and $66.0 million in Fiscal 2023. These costs related primarily to product development and also to technology to enhance manufacturing processes.
Advertising costs
Advertising costs are expensed as incurred and included in SG&A. During Fiscal 2025, we recognized advertising costs of $16.5 million, compared to $15.6 million in Fiscal 2024 and $14.0 million in Fiscal 2023.
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
Cost represents the expenditure incurred in bringing inventories to their existing location and condition, which may include the cost of raw materials, direct labor costs, other direct costs and related production overheads. Cost is generally determined on a first in, first out (“FIFO”) basis, but the cost of certain inventories is determined on a last in, first out (“LIFO”) basis. As of December 31, 2025, inventories whose cost was determined on a LIFO basis represented 29.6% of the total carrying amount of inventories compared to 33.3% as of December 28, 2024. Inventories would have been $77.4 million and $58.3 million higher than reported as of December 31, 2025 and December 28, 2024, respectively, had all inventories been valued on a FIFO basis, which approximates current cost.
I. Goodwill
Goodwill arising in a business combination is allocated to the reporting unit that is expected to benefit from the synergies of the acquisition.
Where goodwill is attributable to more than one reporting unit, the goodwill is determined by allocating the purchase consideration in proportion to their respective business enterprise values and comparing the allocated purchase consideration with the fair value of the identifiable assets and liabilities of the reporting unit. Goodwill is not amortized but is tested for impairment on the first day of the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable and is carried at cost less any recognized impairment. For both reporting units, which are also our reportable segments, the fair values exceeded the carrying values and no goodwill impairments were therefore recognized during Fiscal 2025, Fiscal 2024 or Fiscal 2023.

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
L. Leases
Gates has a large number of leases covering a wide variety of tangible assets that are used in our operations across the world. The value of our global leases is concentrated in a relatively small number of real estate leases, which accounted for approximately 89% of the lease liability under non-cancellable leases as of December 31, 2025. The remaining leases are predominantly comprised of equipment and vehicle leases.
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

Gates does not have any significant leases containing residual value guarantees, restrictions or covenants. Additionally, as of December 31, 2025, there were no significant new leases that have not yet commenced.
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
(ii) Restricted cash
Restricted cash, which is included in the prepaid expenses and other assets line in the consolidated balance sheets, includes cash given as collateral under letters of credit for insurance and regulatory purposes. Cash and cash equivalents for the purposes of the consolidated statement of cash flows includes restricted cash of $2.9 million as of December 31, 2025, compared to $2.8 million and $3.4 million as of December 28, 2024 and December 30, 2023, respectively.
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

During Fiscal 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statements of cash flows. In Fiscal 2025, the collection of $165.9 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $148.6 million in Fiscal 2024. We incurred costs in respect of this program of $8.6 million during Fiscal 2025, which are recorded in interest expense, compared to $5.8 million in interest expense and $4.4 million in other (income) expenses during Fiscal 2024 and $8.0 million in other (income) expenses during Fiscal 2023.
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
N. Postretirement benefits
Postretirement benefits comprise pension benefits provided to employees and other benefits, mainly healthcare, provided to certain employees worldwide.
We account for our postretirement benefit plans in accordance with Topic 715 “Compensation – Retirement Benefits”, which is based on the principle that the cost of providing these benefits is recognized in net income over the service periods of the participating employees.
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
Q. Use of estimates
The preparation of consolidated financial statements under U.S. GAAP requires us to make assumptions and estimates concerning the future that affect the reported amounts of assets, liabilities, revenue and expenses. Estimates and assumptions are particularly important in accounting for items such as the timing and amount of revenue recognition, rebates, impairment of long-lived assets, intangible assets and goodwill, inventory valuation, financial instruments, expected credit losses, product warranties, income taxes and postretirement benefits. Estimates and assumptions used are based on factors such as historical experience, observance of trends in the industries in which we operate and information available from our customers and other outside sources.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2025 may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

3. New Accounting Standards
Recently Adopted Accounting Standard Updates (“ASU)
•ASU 2023-09 “Income Taxes” (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an ASU that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updated standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The updated standard is effective for our annual periods beginning in Fiscal 2025 and interim periods beginning in the first quarter of Fiscal 2026, and is applied prospectively. The adoption has modified our disclosures but has not had a material effect on our consolidated financial statements as disclosed in Note 6 “Income taxes”.
Recently Issued Accounting Pronouncements
The following accounting pronouncements are relevant to Gates’ operations but have not yet been adopted.
•ASU 2025-6 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40)”
In September 2025, the FASB issued an ASU to modernize the accounting for software costs. The amendment removes all references to prescriptive and sequential software development stages (referred to as “project stages”) for capitalization throughout Subtopic 350-40 and introduces a principles-based capitalization model. Under the new guidance, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment also introduces the concept of significant development uncertainty, which precludes capitalization until such uncertainty is resolved. The updated standard is effective for our annual periods beginning in fiscal year 2028 and interim periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures.
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

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Power Transmission	$2,147.1	$2,108.1	$2,191.2
Fluid Power	1,296.1	1,300.1	1,379.0
Net sales	$3,443.2	$3,408.2	$3,570.2
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region and by channels.
The following table summarizes our net sales by key geographic region:

	For the year ended
	December 31, 2025		December 28, 2024		December 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$603.0	$683.7	$568.1	$688.0	$591.5	$724.5
North America, excluding the U.S.	215.6	167.2	239.8	195.0	230.1	214.3
South America	92.6	41.9	104.3	38.1	110.7	43.2
United Kingdom ("U.K.")	45.5	67.9	37.0	67.8	44.4	71.4
Luxembourg	265.8	94.3	252.7	86.6	247.8	88.9
EMEA(1), excluding the U.K. and Luxembourg	345.7	111.4	337.3	103.8	382.3	121.6
East Asia & India	280.2	85.0	277.8	80.6	287.1	79.7
Greater China	298.7	44.7	291.1	40.2	297.3	35.4
Net sales	$2,147.1	$1,296.1	$2,108.1	$1,300.1	$2,191.2	$1,379.0
(1)    Europe, Middle East and Africa (“EMEA”).

The following table summarizes our segment net sales into OEM and Aftermarket channels:

	For the year ended
	December 31, 2025		December 28, 2024		December 30, 2023
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$1,421.4	$932.4	$1,393.0	$910.0	$1,389.2	$909.0
OEM	725.7	363.7	715.1	390.1	802.0	470.0
Net sales	$2,147.1	$1,296.1	$2,108.1	$1,300.1	$2,191.2	$1,379.0
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
•    inventory adjustments related to certain inventories accounted for on a LIFO basis;
•    transaction-related expenses incurred in relation to major corporate transactions, including the acquisition of businesses, and equity and debt transactions;
•    asset impairments;
•    restructuring expenses, including severance-related expenses;
•    loss on deconsolidation of Russian subsidiary;
•    credit (gain) loss related to a customer bankruptcy;
•    cybersecurity incident expenses; and
•    other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.
The following table provides summarized information about the Company’s operations by reportable segment for the years ended December 31, 2025, December 28, 2024 and December 30, 2023:

	For the year ended
	December 31, 2025			December 28, 2024			December 30, 2023
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$2,147.1	$1,296.1	$3,443.2	$2,108.1	$1,300.1	$3,408.2	$2,191.2	$1,379.0	$3,570.2
Adjusted cost of sales (1)	(1,263.2)	(785.8)	(2,049.0)	(1,241.7)	(783.9)	(2,025.6)	(1,333.3)	(870.2)	(2,203.5)
Adjusted selling, general and administrative expenses (2)	(455.9)	(263.8)	(719.7)	(449.7)	(270.8)	(720.5)	(458.2)	(276.9)	(735.1)
Depreciation and software amortization	52.0	44.0	96.0	52.1	47.0	99.1	50.4	48.4	98.8
Other adjustments (3)	(0.4)	—	(0.4)	(0.1)	—	(0.1)	10.5	6.1	16.6
Adjusted EBITDA	$479.6	$290.5	$770.1	$468.7	$292.4	$761.1	$460.6	$286.4	$747.0

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
(3)    Other adjustments primarily relates to net foreign currency transaction (loss) gain and insurance recoveries.

Reconciliation of income from continuing operations before taxes to Adjusted EBITDA:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Income from continuing operations before taxes	340.2	328.0	285.3
Interest expense	125.9	155.8	163.2
Loss on deconsolidation of Russian subsidiary (1)	—	12.7	—
Depreciation and amortization	213.8	216.9	217.5
Transaction-related expenses (2)	0.5	3.3	2.2
Asset impairments	3.5	—	0.1
Restructuring expenses	26.3	6.5	11.6
Share-based compensation expense	27.2	28.8	27.4
Inventory adjustments (included in cost of sales)(3)	15.6	22.3	7.4
Restructuring related expenses (included in cost of sales)	6.9	1.8	0.4
Restructuring related expenses (included in SG&A)	11.4	2.9	1.0
Credit (gain) loss related to customer bankruptcy (included in SG&A)	—	(0.1)	11.4
Other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries (4)	4.0	(17.8)	14.1
Cybersecurity incident insurance recovery and expenses (5)	(5.2)	—	5.2
Other items not directly related to current operations	—	—	0.2
Adjusted EBITDA	$770.1	$761.1	$747.0

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
(3)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(4)    Other expenses (income) excludes foreign currency transaction losses and insurance recoveries of $4.8 million for the year ended December 31, 2025; foreign currency transaction gain of $6.5 million for the year ended December 28, 2024; and foreign currency transaction gain of $2.5 million for the year ended December 30, 2023.
(5)    In July 2025, we received insurance recoveries related to a previously disclosed cybersecurity incident that occurred in February 2023 for which we previously excluded $5.2 million of expenses from Adjusted EBITDA.

E. Selected geographic information

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Property, plant and equipment, net by geographic location
U.S.	$146.7	$154.9
Rest of North America	140.2	116.3
U.K.	28.6	30.4
Rest of EMEA	163.9	151.1
East Asia and India	39.0	36.4
Greater China	63.3	67.9
South America	27.3	22.5
	$609.0	$579.5
F. Information about major customers
Gates has a significant concentration of sales in the U.S., which accounted for 38.8% of Gates’ net sales by destination from continuing operations during Fiscal 2025, compared to 38.9% during Fiscal 2024 and 38.9% during Fiscal 2023. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, no single customer accounted for more than 10% of Gates’ net sales. Two customers of our North America businesses accounted for 13.7% and 8.4%, respectively, of our total trade accounts receivable balance as of December 31, 2025, compared to 13.7% and 6.1%, respectively, as of December 28, 2024. These concentrations are due to the extended payment terms common in the industry in which these businesses operate.
5. Restructuring, asset impairments, and restructuring related expenses
Gates continues to undertake various restructuring and other restructuring related initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our selling, general and administrative (“SG&A”) back-office functions and relocate certain operations to lower cost locations.
Restructuring expenses by expense type and asset impairments are included in the table below:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Restructuring expenses:
—Severance and related benefit expense	24.2	1.0	4.9
—Professional service fees	1.4	3.2	3.4
—Other net restructuring expenses	0.7	2.3	3.3
	26.3	6.5	11.6

Asset impairments	3.5	—	0.1

Total restructuring expenses and asset impairments	$29.8	$6.5	$11.7
Restructuring expenses during Fiscal 2025 included $14.3 million of severance and related benefits expense related to a global cost reduction effort. In addition, during Fiscal 2025 we incurred $5.7 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $3.6 million of costs related to a manufacturing reduction in force in the Americas. Additional restructuring expenses during Fiscal 2025 were related to professional service fees and severance.
Restructuring expenses during Fiscal 2024 included $2.1 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Additionally, we incurred $1.6 million in severance and other costs related to the consolidation of production activities across certain North American plants. Additional costs related to restructuring incurred during Fiscal 2024 included legal and consulting expenses, and costs associated with prior period facility closures or relocations in several countries.

Restructuring expenses during Fiscal 2023 related primarily to relocating certain production activities in China and Mexico, which included severance and other costs of $4.5 million and $3.0 million, respectively. Additionally, we incurred $0.7 million in severance and other costs related to optimizing production in Europe and $0.9 million of non-severance labor and benefit costs related to relocation and integration of certain support functions into our regional shared service center in Europe. Other restructuring costs during the period included $3.4 million for legal and consulting expenses, as well as activities associated with prior period facility closures or relocations in several countries.
Restructuring expenses and asset impairments by segment were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Power Transmission	$18.2	$1.8	$7.1
Fluid Power	11.6	4.7	4.6
Total restructuring expenses and asset impairments	$29.8	$6.5	$11.7
The following summarizes the reserve for restructuring expenses for the year ended December 31, 2025 and December 28, 2024, respectively:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024
Balance as of the beginning of the period	$2.8	$5.1
Utilized during the period	(13.2)	(8.7)
Charge for the period	26.7	7.2
Released during the period	(0.4)	(0.7)
Foreign currency translation	0.4	(0.1)
Balance as of the end of the period	$16.3	$2.8
Restructuring reserves, which are expected to be utilized during 2026, are included in the consolidated balance sheet within the accrued expenses and other current liabilities line.
Certain expenses related to strategic initiatives, not qualified as restructuring under U.S. GAAP, have been provided in the table below:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
—Severance and restructuring related expenses included in cost of sales	$6.9	$1.8	$0.4
—Severance and restructuring related expenses included in SG&A	11.4	2.9	1.0
Total other restructuring related expenses	$18.3	$4.7	$1.4
Restructuring related expenses during Fiscal 2025 included $6.4 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Other restructuring related expenses incurred during Fiscal 2025 were related to professional service fees and general severance.
Restructuring related expenses during Fiscal 2024 included $2.0 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico. Other restructuring related expenses incurred during Fiscal 2024 were related to professional service fees and general severance.
Restructuring related expense during Fiscal 2023 were primarily related to general severance.

6. Income taxes
Provision for income taxes
Gates Industrial Corporation plc is domiciled in the United Kingdom. Income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
U.K.	$38.6	$87.8	$26.4
U.S.	112.4	44.0	(58.2)
Other foreign	189.2	196.2	317.1
Income from continuing operations before income taxes	$340.2	$328.0	$285.3
Income tax expense on income from continuing operations analyzed by tax jurisdiction is as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Current tax
U.K.	$0.4	$(7.6)	$0.2
U.S.	65.9	44.5	18.9
Other foreign	22.8	82.7	74.9
Total current tax expense	$89.1	$119.6	$94.0
Deferred income tax
U.K.	$8.1	$16.1	$9.0
U.S.	(23.6)	(36.0)	(48.6)
Other foreign	(10.5)	7.8	(26.1)
Total deferred income tax (benefit)	(26.0)	(12.1)	(65.7)
Income tax expense	$63.1	$107.5	$28.3

As described in Note 3, effective for the year ended December 31, 2025, we adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis. In accordance with prospective application, we did not recast prior period disclosures.
A reconciliation of the provisions for income taxes to the amount computed by applying the 25% U.K. federal statutory rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the year ended
	December 31, 2025
(dollars in millions)	Dollars	Percentages
U.K. federal statutory rate	$85.0	25.0%
—Foreign tax effects:
China
—Withholding taxes(2)	7.3	2.1%
—Statutory tax rate differential	(4.4)	(1.3)%
—Other permanent items(1)	(0.9)	(0.3)%
Luxembourg
—Changes in valuation allowance	32.3	9.5%
—Prior year return‑to‑provision adjustments	(6.5)	(1.9)%
—Currency remeasurement of deferred tax attributes	(26.0)	(7.6)%
—Other permanent items(1)	(1.5)	(0.4)%
Türkiye
—Changes in valuation allowance	5.9	1.7%
—Other permanent items(1)	(2.1)	(0.6)%
United States
—Statutory tax rate differential	(4.5)	(1.3)%
—Company-owned life insurance	(9.3)	(2.7)%
—Share based compensation	(4.4)	(1.3)%
—Changes in unremitted earnings	5.2	1.5%
—Changes in valuation allowance	(24.1)	(7.1)%
—Effect of cross-border tax laws
—Global intangible low‑taxed income (GILTI)	6.6	1.9%
—Foreign‑derived intangible income (FDII)	(4.7)	(1.4)%
—Other effect of cross-border tax laws	1.0	0.3%
—Tax credits
—Foreign tax credits	13.0	3.8%
—Other tax credits	(3.4)	(1.0)%
—Other permanent items(1)	5.0	1.5%
—Other foreign jurisdictions	5.1	1.5%
—Changes in unrecognized tax benefits	(11.0)	(3.2)%
—Other adjustments	(0.5)	(0.1)%
Reported effective income tax rate	$63.1	18.6%
(1)    Other permanent items primarily consist of miscellaneous non-deductible expenses, non-taxable income, excess tax benefits, manufacturing incentives and other permanent differences that individually did not exceed the disclosure threshold.
(2)    Withholding taxes are accrued in the recipient entity and presented by taxing jurisdiction.

A reconciliation of the provisions for income taxes to the amount computed by applying the respective U.K. federal statutory rate to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	For the year ended
	December 28, 2024	December 30, 2023
U.K. corporation tax rate	25.0%	23.5%
Effect of:
—State tax provision, net of Federal benefit	0.3%	(1.5%)
—Provision for unrecognized income tax benefits	(3.2%)	(4.3%)
—Company-owned life insurance	(3.1%)	(3.5%)
—Tax on international operations(1)	3.3%	2.6%
—Manufacturing incentives(2)	(0.2%)	(4.7%)
—Change in valuation allowance(3)	(13.9%)	(3.1%)
—Deferred income tax rate changes(4)	20.7%	0.5%
—Currency exchange rate movements	2.9%	0.6%
—Other permanent differences	1.0%	(0.2%)
Reported effective income tax rate	32.8%	9.9%
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
(3)“Change in valuation allowance” is comprised primarily of:

(dollars in millions)	For the year ended
Expense (benefit)	December 28, 2024	December 30, 2023
Luxembourg currency revaluation on indefinite-lived net operating losses	$(9.4)	$(5.7)
Luxembourg deferred income tax rate change	$(42.9)	$—
Poland tax credits	$3.7	$—
Türkiye net operating losses	$5.5	$—
U.S. foreign tax credits	$(3.2)	$0.4
U.S. finite-lived net operating losses	$3.4	$(2.1)
(4)“Deferred income tax rate changes” includes Luxembourg rate changes which totaled $67.0 million, of which $44.2 million had a full valuation allowance against them.
Income Taxes Paid (Net of Refunds):

(dollars in Millions)	For the year ended December 31, 2025
Jurisdiction	Cash Taxes Paid
United Kingdom	$—
Canada	$9.0
China	$21.3
Japan	$10.1
United States	$32.4
Other Foreign Jurisdictions	$38.7
Total Income Taxes Paid (Net of Refunds)	$111.5

Deferred income tax assets (liabilities)
Deferred income tax assets (liabilities) recognized by the Company were as follows:

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Deferred income tax assets:
Accounts receivable	$27.8	$34.0
Lease liabilities	40.2	40.9
Accrued expenses	28.3	35.8
Postretirement benefit obligations	14.0	16.9
Compensation	16.6	22.8
Net operating losses	1,573.6	1,478.0
Capital losses	202.7	190.1
Credits	45.9	67.9
Interest	226.1	212.3
Other items	10.0	8.5
	$2,185.2	$2,107.2
Valuation allowances	(1,270.0)	(1,240.6)
Total deferred income tax assets	$915.2	$866.6
Deferred income tax liabilities:
Inventories	$(12.9)	$(12.3)
Property, plant and equipment	(16.2)	(22.1)
Lease right-of-use assets	(35.8)	(36.1)
Intangible assets	(235.1)	(278.7)
Undistributed earnings	(24.5)	(20.7)
Total deferred income tax liabilities	$(324.5)	$(369.9)
Net deferred income tax assets	$590.7	$496.7
As of December 31, 2025, the Company had the following loss and credit carryforward amounts:
•Gates had net operating losses amounting to $6,648.7 million consisting primarily of $6,400.7 million in Luxembourg, and $102.9 million in the U.S. (federal and state). Operating losses of $3,281.5 million can be carried forward indefinitely consisting primarily of $3,159.0 million in Luxembourg, and $122.5 million in the U.S. and other foreign jurisdictions. The remaining losses of $3,367.1 million have expiration dates between 2026 and 2045, consisting primarily of $3,241.7 million in Luxembourg, and $125.4 million in the U.S. and other foreign jurisdictions. We recognized a related deferred income tax asset of $574.8 million after valuation allowance of $998.8 million;
•Gates had capital losses amounting to $812.7 million, consisting of $787.1 million in the U.K., and $25.6 million in the U.S. Capital losses of $800.9 million can be carried forward indefinitely, primarily consisting of $787.1 million in the U.K, and $11.8 million in the U.S. that expire in 2026. We recognized no related deferred income tax asset after valuation allowance of $202.7 million;
•Gates had tax credits amounting to $45.9 million, consisting primarily of $38.3 million in U.S. federal foreign tax credits and $7.6 million of other credits in Poland related to special economic zone business credits which expire in 2026. We recognized a related deferred income tax asset of $7.7 million after valuation allowance of $38.2 million; and
•Gates had interest expense deductions which can be carried forward amounting to $960.4 million, consisting primarily of $681.4 million in the U.S., $241.3 million in Luxembourg, and $37.7 million in other foreign jurisdictions. Interest expense deductions in these jurisdictions can be carried forward indefinitely. We recognized a related deferred tax asset of $204.6 million after valuation allowance of $21.5 million.

As of December 31, 2025, income and withholding taxes in the various tax jurisdictions in which Gates operates have not been provided on certain taxable temporary differences related to the investments in the Company’s subsidiaries. These temporary differences represent the estimated excess of the financial reporting over the tax basis in our investments in those subsidiaries, which are primarily the result of purchase accounting adjustments. These temporary differences are not expected to reverse in the foreseeable future but could become subject to income and withholding taxes in the various tax jurisdictions in which Gates operates if they were to reverse. The amount of unrecognized deferred income tax liability on these taxable temporary differences has not been determined because the hypothetical calculation is not practicable due to the uncertainty as to how they may reverse. However, Gates has recognized a deferred income tax liability of $24.5 million on taxable temporary differences related to undistributed earnings of the Company’s subsidiaries.
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined in Fiscal 2025 that it was more likely than not that deferred income tax assets of $2.4 million primarily in Türkiye related to other deferred tax assets and net operating losses are not realizable.
In Fiscal 2024 , we determined that it was more likely than not that deferred income tax assets of $5.5 million in Türkiye related to net operating losses, $3.7 million in Poland related to special economic zone business credits, and $3.4 million in the U.S. related to net operating losses, are not realizable. Similarly, we determined in Fiscal 2024 that it is more likely than not that deferred income tax assets in the U.S. related to foreign tax credits totaling $3.2 million are realizable as a result of changes in estimates of taxable profits against which these credits can be utilized.
Unrecognized income tax benefits
The following is a reconciliation of the gross beginning and ending amount of unrecognized income tax benefits, excluding interest and penalties:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
At the beginning of the period	$68.4	$72.5	$76.0
Increases for tax positions related to the current period	—	10.7	8.5
Increases for tax positions related to prior periods	11.7	4.0	1.8
Decreases for tax positions related to prior periods	(26.1)	(11.7)	(15.0)
Decreases related to settlements	—	(2.2)	—
Decreases due to lapsed statute of limitations	(3.8)	—	(2.7)
Foreign currency translation	2.6	(4.9)	3.9
At the end of the period	$52.8	$68.4	$72.5
Unrecognized income tax benefits represent the difference between the income tax benefits that we are able to recognize for financial reporting purposes and the income tax benefits that we have recognized or expect to recognize in filed tax returns.

If all unrecognized income tax benefits were recognized, the net impact on the provision for income taxes which would impact the effective tax rate would be $17.2 million, including all competent authority offsets.
As of December 31, 2025, December 28, 2024, and December 30, 2023, Gates had accrued $12.7 million, $17.7 million, and $15.6 million, respectively, for the payment of worldwide interest and penalties on unrecognized income tax benefits, which are not included in the table above. For the year ended December 31, 2025, Gates recognized a net benefit of $5.0 million related to interest and penalties on unrecognized income tax benefits. Gates recognizes interest and penalties relating to unrecognized income tax benefits in the provision for income tax expense.
The primary driver of the reduction in unrecognized income tax benefits during Fiscal 2025 relates to audit settlements.
As of December 31, 2025, Gates remains subject to examination in the US for tax years 2016 to 2025 and in other major jurisdictions for tax years 2008 to 2025.
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
The computation of earnings per share is presented below:

	For the year ended
(dollars in millions, except share numbers and per share amounts)	December 31, 2025	December 28, 2024	December 30, 2023
Net income attributable to shareholders	$251.4	$194.9	$232.9

Weighted average number of shares outstanding	256,663,101	259,483,897	271,880,047
Dilutive effect of share-based awards	3,871,764	5,191,669	3,768,281
Diluted weighted average number of shares outstanding	260,534,865	264,675,566	275,648,328

Number of anti-dilutive shares excluded from diluted earnings per share calculation	530,576	1,949,256	4,417,967

Basic earnings per share	$0.98	$0.75	$0.86
Diluted earnings per share	$0.96	$0.74	$0.84

8. Inventories

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Raw materials and supplies	$207.4	$194.3
Work in progress	40.2	43.1
Finished goods	452.4	438.6
Total inventories	$700.0	$676.0

9. Property, plant and equipment

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Cost
Land and buildings	$343.2	$322.0
Machinery, equipment and vehicles	1,101.7	991.2
Assets under construction	79.7	63.3
	1,524.6	1,376.5
Less: Accumulated depreciation and impairment	(915.6)	(797.0)
Total	$609.0	$579.5
During Fiscal 2025, the depreciation expense in relation to the above assets was $85.2 million, compared to $88.3 million during Fiscal 2024 and $87.7 million during Fiscal 2023.
Property, plant and equipment includes assets held under finance leases with a carrying amount of $4.3 million as of December 31, 2025, compared to $3.2 million as of December 28, 2024.
Gates’ secured debt is jointly and severally, irrevocably and fully and unconditionally guaranteed by certain of its subsidiaries and are secured by liens on substantially all of their assets, including property, plant and equipment.
10. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 30, 2023	$1,338.5	$700.2	$2,038.7
Foreign currency translation	(81.0)	(48.8)	(129.8)
As of December 28, 2024	1,257.5	651.4	1,908.9
Foreign currency translation	85.6	40.7	126.3
As of December 31, 2025	$1,343.1	$692.1	$2,035.2
11. Intangible assets

	As of December 31, 2025			As of December 28, 2024
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,004.3	$(1,366.7)	$637.6	$1,921.5	$(1,194.7)	$726.8
—Technology	90.8	(90.8)	—	90.5	(90.5)	—
—Capitalized software	184.2	(98.8)	85.4	138.2	(85.8)	52.4
	2,279.3	(1,556.3)	723.0	2,150.2	(1,371.0)	779.2
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,792.7	$(1,600.3)	$1,192.4	$2,663.6	$(1,415.0)	$1,248.6
During Fiscal 2025, the amortization expense recognized in respect of intangible assets was $128.6 million, compared to $128.6 million for Fiscal 2024 and $129.8 million for Fiscal 2023. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $32.5 million in Fiscal 2025, compared to a decrease of $32.5 million in Fiscal 2024.

The amortization expense for the next five years is estimated to be as follows:

(dollars in millions)	Total
Fiscal year:
—2026	$139.6
—2027	139.6
—2028	133.6
—2029	131.1
—2030	131.3

12. Leases

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Lease expenses
Operating lease expenses	$37.6	$36.2	$33.9
Finance lease expenses:
—Finance lease amortization expenses	1.4	1.3	1.2
—Interest on lease liabilities	0.2	0.1	0.1
Short-term lease expenses	8.4	8.0	8.2
Variable lease expenses	1.5	6.8	6.5
Total lease expenses	$49.1	$52.4	$49.9

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$18.7	$47.6	$10.2
Assets obtained in exchange for new finance lease liabilities	$2.1	$1.7	$0.3
Cash paid for amounts included in the measurement of lease liabilities:
—Operating cash flows from finance leases	$0.2	$0.1	$—
—Operating cash flows from operating leases	35.3	33.4	30.7
—Financing cash flows from finance leases	1.2	1.1	1.0
	$36.7	$34.6	$31.7

Weighted-average remaining lease term — finance leases	3.6 years	2.9 years	2.5 years
Weighted-average remaining lease term — operating leases	7.6 years	8.3 years	7.9 years
Weighted-average discount rate — finance leases	5.8%	7.2%	4.2%
Weighted-average discount rate — operating leases	7.5%	7.5%	5.3%
Maturity analysis of liabilities

(dollars in millions)	Operating leases	Finance leases
Next 12 months	$34.0	$2.0
Year 2	31.1	0.7
Year 3	26.7	0.4
Year 4	22.1	0.4
Year 5	16.6	0.1
Year 6 and beyond	68.1	—
Total lease payments	198.6	3.6
Interest	(50.7)	(0.3)
Total present value of lease liabilities	$147.9	$3.3

Balance sheet presentation of leases as of December 31, 2025 and December 28, 2024

	As of December 31, 2025		As of December 28, 2024
(dollars in millions)	Operating leases	Finance leases	Operating leases	Finance leases
Right-of-use assets	$137.1	$4.3	$139.4	$3.2

Short-term lease liabilities (included in “Accrued expenses and other current liabilities”)	$25.1	$1.6	$24.5	$0.7
Long-term lease liabilities	122.8	1.7	125.8	1.5
Total lease liabilities	$147.9	$3.3	$150.3	$2.2
Right-of-use assets arising under finance leases are presented in the property, plant and equipment, net line item in the consolidated balance sheet. The amortization of right-of-use operating assets during Fiscal 2025 was $24.5 million, compared to $24.6 million and $23.9 million during Fiscal 2024 and Fiscal 2023, respectively. This is included in the change in prepaid expenses and other assets line in the consolidated statement of cash flows.
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
The period end fair values of derivative financial instruments were as follows:

		As of December 31, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$15.3	$14.5	$—	$(193.0)	$(163.2)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	$1,085.0	$0.3	$1.1	$(3.1)	$(4.3)	$(6.0)
—Currency forward contracts	$122.7	$1.0	$—	$(1.3)	$—	$(0.3)

Derivatives not designated as hedging instruments:
—Currency forward contracts	$0.1	$—	$—	$—	$—	$—
		$16.6	$15.6	$(4.4)	$(197.3)	$(169.5)

		As of December 30, 2024
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets		Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps	$1,320.0	$16.3	0	$1.3	$—	$(37.0)	$(19.4)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	$1,255.0	$13.4		$0.2	$(6.2)	$(0.3)	$7.1
—Currency forward contracts	$—	$—		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
—Currency forward contracts	$147.5	$2.1		$—	$(0.4)	$—	$1.7
		$31.8		$1.5	$(6.6)	$(37.3)	$(10.6)
A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our foreign subsidiaries. During the second quarter of 2025, we expanded our net investment hedge activity by entering into cross currency swaps and foreign exchange forward contracts with a gross notional value at inception of $820.0 million and terms between three to five years, designated in hedges of portions of our net investment in Canadian, Chinese, and Japanese subsidiaries and cancelled our USD to Chinese Yuan fixed-to-fixed cross currency swap with a notional principal amount of $250.0 million
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Net fair value (losses) gains recognized in OCI in relation to:
—Designated cross currency swaps	(144.2)	49.8	(33.2)
Total net fair value (losses) gains	$(144.2)	$49.8	$(33.2)
During Fiscal 2025, a net gain of $23.1 million was recognized in interest expense in relation to our cross currency swaps that have been designated as net investment hedges, compared to a net gain of $14.6 million and $10.3 million during Fiscal 2024 and Fiscal 2023, respectively.
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

During the second quarter of 2025, we hedged portions of our forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. These currency forward contracts are primarily used in respect of hedging our operational currency exposures in Europe to exchange currencies, principally between Euro and U.S. Dollar, Pound Sterling, Polish Zloty, and Czech Koruna.
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Movement recognized in OCI in relation to:
—Fair value (loss) gain on cash flow hedges	$(7.2)	$13.0	$7.4
—Amortization to net income of prior period fair value losses	—	—	8.9
—Reclassification from OCI to net income	(13.7)	(34.7)	(33.0)
Total movement	$(20.9)	$(21.7)	$(16.7)
As of December 31, 2025, we expect to reclassify an estimated $1.7 million of losses in OCI to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.
C. Derivative instruments not designated as hedging instruments
Prior to the second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of December 31, 2025, the notional amount of outstanding currency forward contracts that were not designated as hedging instruments was $0.1 million related to other foreign currencies, compared to $147.5 million as of December 28, 2024. The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Fair value gains recognized in relation to:
—Currency forward contracts recognized in other expense (income)	$1.2	$5.7	$5.6
Total	$1.2	$5.7	$5.6

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
Refer to Note 17, “Postretirement benefits,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset fair values.

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
The carrying amount and fair value of our debt are set out below:

	As of December 31, 2025		As of December 28, 2024
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$36.2	$36.0	$39.1	$38.7
Non-current	2,196.3	2,230.2	2,311.5	2,314.3
	$2,232.5	$2,266.2	$2,350.6	$2,353.0
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Total
As of December 31, 2025
Derivative assets	$—	$32.2	$32.2
Derivative liabilities	$—	$(201.7)	$(201.7)
Cash equivalents	$—	$23.1	$23.1

As of December 28, 2024
Derivative assets	$—	$33.3	$33.3
Derivative liabilities	$—	$(43.9)	$(43.9)
Cash equivalents	$41.5	$30.8	$72.3
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

D. Assets measured at fair value on a non-recurring basis
Gates has non-recurring fair value measurements related to certain assets, including goodwill, intangible assets, and property, plant, and equipment. During Fiscal 2025, we recognized an asset impairment of $3.5 million, related to restructuring actions. During Fiscal 2024, no significant impairment of fixed and other assets were recognized and during Fiscal 2023, we recognized an asset impairment of $0.1 million. During April 2024, Gates made a $5.0 million equity investment in a privately held company. Gates does not have the ability to exercise significant influence over the investee and the investment does not have a readily determinable fair value. We elected to recognize the investment at its cost in accordance with ASC 321 “Investments – Equity Securities” and will adjust the fair value of the investment if we identify any observable price changes in orderly transactions.
15. Debt

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,283.8	$1,300.0
—2022 Dollar Term Loans due November 16, 2029	456.3	563.5
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,240.1	2,363.5
Deferred issuance costs	(25.0)	(33.2)
Accrued interest	17.4	20.3
Total carrying value of debt	2,232.5	2,350.6
Debt, current portion	36.2	39.1
Debt, less current portion	$2,196.3	$2,311.5

Weighted average interest rate	5.78%	6.44%
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
The principal payments due under our financing agreements over the next five years and thereafter are as follows:

(dollars in millions)	Total
Fiscal year:
—2026	$18.8
—2027	18.8
—2028	18.8
—2029	952.0
—2030	13.0
Thereafter	1,218.7
$2,240.1

Debt issuances and redemptions
On June 4, 2024, we entered into an amendment to our credit agreement governing our term loans and our secured revolving credit facility. As part of this amendment, we upsized the revolving credit commitments and issued a tranche of $1,300.0 million of dollar-denominated term loans (the “2024 Dollar Term Loans”). The proceeds of the 2024 Dollar Term Loans were used to extinguish the entire outstanding principal balance of dollar-denominated term loans of $1,232.6 million, which was issued on February 24, 2021 (the “2021 Dollar Term Loans”), plus $1.1 million of accrued interest and to redeem a portion of the Dollar Senior Notes due 2026 (as defined below). We issued the 2024 Dollar Term Loans with no discount and incurred third party costs totaling approximately $9.5 million, which have been deferred and will be amortized to interest expense over the remaining term of the related borrowings using the effective interest method. The 2024 Dollar Term Loans require a prepayment premium in connection with certain repricing transactions occurring within nine months following the closing of the amendment. The repayment of our 2021 Dollar Term Loans resulted in the accelerated recognition of $11.2 million of deferred issuance costs (recognized in interest expense).
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
In July 2025, we made a voluntary principal debt repayment of $100.0 million against our 2022 Dollar Term Loans. As a result of this repayment, we accelerated the recognition of $2.8 million of deferred issuance costs (recognized in interest expense).
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
As of December 31, 2025, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.47% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of December 31, 2025, the 2022 Dollar Term Loans’ interest rate as of December 31, 2025 was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.47% per annum.

The 2024 Dollar Term Loans and 2022 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During Fiscal 2025, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $16.3 million and $7.2 million, respectively. During Fiscal 2024, we made amortization payments against the 2021 Dollar Term Loans, the 2024 Dollar Term Loans and 2022 Dollar Term Loans of $3.4 million, $0, and $4.3 million, respectively.
Under the terms of the credit agreement, we are obliged to offer annually to the term loan lenders an “excess cash flow” amount as defined under the agreement, based on the preceding year’s final results. Based on our 2025 results, the leverage ratio as defined under the credit agreement was below the threshold above which payments are required, and therefore no excess cash flow payment is required to be made in 2026.
Gates Corporation, a wholly-owned U.S. subsidiary of Gates Industrial Holdco Limited (the parent guarantor and direct subsidiary of Gates Industrial Corporation plc), is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on the term loans. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of December 31, 2025, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
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
On January 21, 2025, we amended our credit agreement to lower the margin with respect to the revolving loans by 50 basis points compared to the previous term. The revolving loans bear interest at our option either Term SOFR (subject to a floor of 0%) plus a margin of 1.75% per annum or the base rate plus 0.75% per annum. The applicable margin for the Revolving Credit Facility borrowings will be subject to one 25 basis point step down determined in accordance with Gates Industrial Holdco Limited achieving a certain consolidated first lien net leverage level.

As of both December 31, 2025 and December 28, 2024, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $29.0 million and $28.2 million as of December 31, 2025 and December 28, 2024, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.6 million as of December 31, 2025, compared to $12.3 million as of December 28, 2024.
16. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following:

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Accrued compensation	$73.2	$93.9
Current portion of lease obligations	26.7	25.3
Derivative financial instruments	201.7	43.9
Payroll and related taxes payable	17.9	16.7
VAT and other taxes payable	9.3	9.9
Warranty reserve	15.5	16.4
Restructuring reserve	16.3	2.8
Workers’ compensation reserve	7.5	8.7
Other accrued expenses and other liabilities	96.2	102.4
	$464.3	$320.0
The above liabilities are presented in Gates’ balance sheet as follows:

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
—Accrued expenses and other current liabilities	$238.5	$251.3
—Other non-current liabilities	225.8	68.7
	$464.3	$320.0
Warranty reserves
Changes in warranty reserves (included in accrued expenses and other liabilities) were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Balance at the beginning of the period	$16.4	$15.9	$17.6
Charge for the period	9.6	10.8	6.1
Utilized during the period	(9.1)	(8.2)	(7.7)
Released during the period	(1.8)	(1.7)	—
Foreign currency translation	0.4	(0.4)	(0.1)
Balance at the end of the period	$15.5	$16.4	$15.9
An accrual is made for warranty claims on various products depending on specific market expectations and the type of product. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The majority of the warranty accruals are expected to be utilized during 2026, with the remainder estimated to be utilized within the next three years.
An accrual is made for the cost of product recalls if management considers it probable that it will be necessary to recall a specific product and the amount can be reasonably estimated.

17. Postretirement benefits
Pension and Other Postretirement Benefit Plans
Gates provides defined contribution benefits in most of the countries in which it operates; in particular, the majority of its employees in the U.S. are entitled to such benefits. During Fiscal 2025, the expense recognized by Gates in respect of defined contribution plans was $17.2 million, compared to $20.9 million in Fiscal 2024 and $21.0 million in Fiscal 2023.
Gates provides defined benefit pension plans in certain of the countries in which it operates, in particular, in the U.S. and outside of the U.S. Generally, the pension benefits provided under these plans are based on pensionable salary and the period of service of the individual employees. Plan assets are held separately from those of Gates in funds that are under the control of trustees. All of the defined benefit pension plans are closed to new entrants. In addition to the funded defined benefit pension plans, Gates has non-qualified supplemental plans with certain current and former employees.
Gates provides other postretirement benefits, principally health and life insurance coverage, on an unfunded basis to certain of its employees in the U.S. and Canada.
Funded status
The following tables provide the net deficit recognized in respect of defined benefit plans as presented in the consolidated balance sheet at December 31, 2025 and December 28, 2024:

	Pension Plans				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefit Plans
(dollars in millions)	2025	2024	2025	2024	2025	2024
Pension surplus	$—	$—	$7.6	$5.7	$—	$—
Accrued expenses and other current liabilities	(1.2)	(1.4)	(1.8)	(1.2)	(2.6)	(2.8)
Postretirement benefit obligations	(18.9)	(26.1)	(30.1)	(29.8)	(19.7)	(22.1)
Net funded status	$(20.1)	$(27.5)	$(24.3)	$(25.3)	$(22.3)	$(24.9)

Plans whose projected benefit obligation was in excess of plan assets:
—Aggregate projected benefit obligation	$143.1	$149.3	$303.7	$287.6
—Aggregate fair value of plan assets	$123.0	$121.9	$271.8	$260.4
Plans whose accumulated benefit obligation was in excess of plan assets:
—Aggregate accumulated benefit obligation	$143.1	$149.3	$298.7	$287.6
—Aggregate fair value of plan assets	$123.0	$121.9	$271.8	$260.4

The following table provides a reconciliation of the changes in the benefit obligations and in the fair value of the plan assets associated with the Company’s defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2025 and December 28, 2024:

	Pension Plans				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefit Plans
(dollars in millions)	2025	2024	2025	2024	2025	2024
Reconciliation of Benefit Obligations:
Beginning balance	$149.4	$164.7	$352.1	$405.5	$24.9	$27.5
Employer service cost	1.8	1.9	2.3	2.1	—	—
Plan participants’ contributions	—	—	0.1	0.4	—	—
Interest cost	7.9	8.1	17.3	16.2	1.2	1.3
Net actuarial (gain) loss	3.6	(4.6)	(0.2)	(36.9)	(1.5)	(0.2)
Benefits paid	(18.1)	(18.9)	(28.8)	(23.5)	(2.7)	(2.8)
Expenses paid from assets	(1.5)	(1.8)	—	—	—	—
Curtailments and settlements	—	—	(2.8)	(0.4)	—	—
Foreign currency translation	—	—	24.3	(11.3)	0.4	(0.9)
Benefit obligation at the end of the period	$143.1	$149.4	$364.3	$352.1	$22.3	$24.9
Accumulated benefit obligation	$143.1	$149.3	$359.9	$348.7	$22.3	$24.9

Reconciliation of Fair Value of Plan Assets
Beginning balance	$121.9	$135.6	$326.8	$381.5
Actual (loss) gain on plan assets	13.1	5.3	10.2	(27.8)
Employer contributions	7.6	1.7	12.7	6.3
Plan participants’ contributions	—	—	0.1	0.4
Settlements	—	—	(2.8)	(0.4)
Benefits paid	(18.1)	(18.9)	(28.8)	(23.5)
Expenses paid from assets	(1.5)	(1.8)	—	—
Foreign currency translation	—	—	21.8	(9.7)
Fair value of plan assets ending balance	$123.0	$121.9	$340.0	$326.8
Amounts recognized as a component of accumulated other comprehensive income (loss) that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Plans
(dollars in millions)	2025	2024	2023
Actuarial (gains) losses	$53.7	$50.8	$43.9
Prior service costs	7.2	8.1	9.0
Amounts included in AOCI other than foreign currency translation	60.9	58.9	52.9
Foreign currency translation	5.9	0.6	2.0
Cumulative total	$66.8	$59.5	$54.9

	Other Postretirement Benefit Plans
(dollars in millions)	2025	2024	2023
Actuarial (gains) losses	$(28.5)	$(29.6)	$(32.2)
Prior service costs	(1.4)	(1.8)	(2.2)
Other adjustments	0.2	0.2	0.2
Amounts included in AOCI other than foreign currency translation	(29.7)	(31.2)	(34.2)
Foreign currency translation	0.5	1.0	0.1
Cumulative total	$(29.2)	$(30.2)	$(34.1)

The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2025, December 28, 2024 and December 30, 2023.

	U.S. Pension Plans
(dollars in millions)	2025	2024	2023
Net Periodic Benefit Cost:
Employer service cost	$1.8	$1.9	$1.5
Interest cost	7.9	8.1	9.0
Expected return on plan assets	(8.1)	(10.5)	(11.7)
Amortization of prior net actuarial (gain) loss	(0.1)	(0.9)	(2.2)
Amortization of prior service cost	—	—	0.1
Total net periodic benefit cost (income)	$1.5	$(1.4)	$(3.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current period actuarial (gain) loss	$(1.3)	$0.6	$10.1
Amortization of net actuarial loss	0.1	0.9	2.2
Amortization of prior service cost	—	—	(0.1)
Total pre-tax changes recognized in OCI	$(1.2)	$1.5	$12.2

	Non-U.S. Pension Plans
(dollars in millions)	2025	2024	2023
Net Periodic Benefit Cost:
Employer service cost	$2.3	$2.1	$2.4
Settlements and curtailments	(0.5)	—	(0.1)
Interest cost	17.3	16.2	16.1
Expected return on plan assets	(15.6)	(15.3)	(14.3)
Amortization of prior net actuarial (gain) loss	1.3	0.8	1.3
Amortization of prior service cost	0.9	0.9	0.8
Total net periodic benefit cost (income)	$5.7	$4.7	$6.2
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current period actuarial (gain) loss	$4.9	$6.2	$3.2
Amortization of net actuarial loss	(1.3)	(0.8)	(1.3)
Amortization of prior service cost	(0.9)	(0.9)	(0.8)
Gain recognized due to settlement	0.5	—	0.1
Pre-tax changes recognized in OCI other than foreign currency translation	3.2	4.5	1.2
Foreign currency translation	5.3	(1.4)	4.1
Total pre-tax changes recognized in OCI	$8.5	$3.1	$5.3

	Other Postretirement Benefit Plans
(dollars in millions)	2025	2024	2023
Net Periodic Benefit Cost:
Interest cost	$1.2	$1.3	$1.5
Amortization of prior net actuarial (gain) loss	(2.6)	(2.8)	(3.0)
Amortization of prior service cost	(0.4)	(0.4)	(0.5)
Total net periodic benefit cost (income)	$(1.8)	$(1.9)	$(2.0)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current period actuarial (gain) loss	$(1.5)	$(0.2)	$0.3
Amortization of net actuarial loss	2.6	2.8	3.0
Amortization of prior service cost	0.4	0.4	0.5
Pre-tax changes recognized in OCI other than foreign currency translation	1.5	3.0	3.8
Foreign currency translation	(0.5)	0.9	(0.3)
Total pre-tax changes recognized in OCI	$1.0	$3.9	$3.5
Assumptions
Major assumptions used in determining the benefit obligation and the net periodic benefit cost for defined benefit plans are presented in the following table as weighted averages:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations
—Discount rate	5.25%	5.63%	5.25%	4.95%	4.85%	4.15%
—Rate of salary increase	N/A	N/A	N/A	3.76%	3.62%	3.95%
Assumptions used to determine net periodic benefit cost
—Discount rate	5.63%	5.25%	5.63%	4.85%	4.15%	4.15%
—Rate of salary increase	N/A	N/A	N/A	3.62%	3.95%	3.51%
—Expected return on plan assets	6.88%	7.38%	7.00%	4.66%	4.14%	3.88%

	Other Postretirement Benefit Plans
	2025	2024	2023
Assumptions used to determine benefit obligations
—Discount rate	4.98%	5.19%	5.00%
Assumptions used to determine net periodic benefit cost
—Discount rate	5.19%	5.00%	5.44%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	6.15%	5.76%	5.76%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.86%	4.85%	4.84%
Year that the date reaches the ultimate trend rate	2028	2028	2027
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
Estimated future contributions and benefit payments
Gates’ funding policy for its defined benefit pension plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. During 2026, Gates expects to contribute approximately $10.6 million to its defined benefit pension plans (including non-qualified supplemental plans) and $2.6 million to its other defined benefit plans.
Benefit payments, reflecting expected future service, are expected to be made by Gates’ defined benefit pension plans as follows:

	Pension Plans		Other Postretirement
(dollars in millions)	U.S. Plans	Non-U.S. Plans	Benefit Plans
Fiscal year:
—2026	$19.1	$24.2	$2.6
—2027	16.5	23.8	2.5
—2028	16.0	25.9	2.3
—2029	14.6	28.4	2.2
—2030	14.0	29.5	2.1
—2031 through 2035	56.6	141.0	8.6

Plan Asset Investment Strategy
Gates’ investment objectives for pension plan assets are focused on maintaining an appropriate level of diversification to mitigate interest rate and market risks, while ensuring sufficient liquidity to meet both current and future benefit payment obligations.
The target investment mix for Gates’ defined benefit pension plans is tailored to each country and aligned with the specific funding objectives of each plan. The portfolio typically consists of a blend of return‑seeking assets such as diversified equities, real assets, and liquid diversifiers, alongside liability‑hedging assets, including appropriate government and high-quality corporate bonds, deemed appropriate by the plan trustees. In certain circumstances, buy‑in annuities may be utilized to fully eliminate associated risks. Plan assets are periodically rebalanced to maintain alignment with the established target asset allocations.
The Company’s target weighted average asset allocation for our U.S. and Non-U.S. defined benefit pension plans are as follows:

	U.S. Target	Non-U.S. Target
Equity	24%	2%
Debt	47%	21%
Real Asset	15%	—%
Other(1)	14%	77%
Total	100%	100%
(1)    The Non-U.S. target allocation primarily consists of annuity contracts.
Certain benefit obligations outside the U.S. are matched by insurance contracts.
Investments in equities and fixed income securities are held in collective investment trusts that are managed by investment managers on a passive (or “index-tracking”) basis. The trustees ensure that there is no significant concentration of credit risk in any one financial institution.
Plan assets do not include any financial instruments issued by, any property occupied by, or other assets used by Gates.
Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets as of December 31, 2025 and December 28, 2024 by asset category within the ASC 820 hierarchy (as defined in Note 14 “Fair Value Measurements”).

	As of December 31, 2025				As of December 28, 2024
(dollars in millions)	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Collective investment trusts:
Cash and cash equivalents	$5.1	$—	$—	$5.1	$6.6	$—	$—	$6.6
Equity securities(1)	—	32.8	—	32.8	—	35.9	—	35.9
Debt securities(1)
—Corporate bonds	—	42.9	—	42.9	—	40.2	—	40.2
—Government bonds	—	88.1	—	88.1	—	82.1	—	82.1
Real asset funds(1)	—	19.1	—	19.1	—	21.4	—	21.4
Annuities and insurance(2)	—	—	255.4	255.4	—	—	242.7	242.7
Other(3)	—	19.6	—	19.6	—	19.8	—	19.8
Total	$5.1	$202.5	$255.4	$463.0	$6.6	$199.4	$242.7	$448.7
(1)    Collective investment funds are valued at the daily closing price as reported or published by the fund. These funds are not exchange‑traded; however, the prices per unit are published and represent the actual price at which the units held in the fund can be bought or sold. Accordingly, the funds have been determined to have a readily determinable fair value based on the published price and transact at that price.
(2)    The insurance buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners with the obligation remaining with the plan. This contract is issued by a third-party insurance company with no affiliation to us. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value.
(3)    Investments encompassing a wide range of strategies, including but not limited to, global equity markets and long and short positions across the capital structure in a range of credit related assets.
Changes in the fair value of plan assets measured using significant unobservable inputs (level 3) were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024
Fair value at the beginning of the period	$242.7	$285.1
Actual (loss) gain on plan assets	12.2	(23.2)
Purchases, sales, issuances, and settlements, net	(17.2)	(14.7)
Foreign currency translation	17.7	(4.5)
Fair value at the end of the period	$255.4	$242.7

18. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During Fiscal 2025, we recognized a charge of $27.2 million, compared to $28.8 million and $27.4 million during Fiscal 2024 and Fiscal 2023, respectively.

Awards issued under the 2014 Omaha Topco Ltd. Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by the Company and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”). No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. The Tier I, Tier II and Tier IV options all vested, while the performance conditions associated with Tier III were not achieved and therefore expired during 2022. All the options expire ten years after the date of grant.
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
Awards issued under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (the “2018 Plan”)
In conjunction with the initial public offering in January 2018, Gates adopted the 2018 Plan, which is a long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and restricted stock units (“RSUs”).
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
New awards and movements in existing awards granted under this plan are summarized in the tables below.

Summary of movements in options outstanding

		Year Ended December 31, 2025
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	1,557,018	$6.95
—Tier II	2014 Plan	1,722,639	$7.00
—Tier IV	2014 Plan	1,660,742	$10.48
—SARs	Both plans	603,393	$10.79
—Share options	2018 Plan	1,480,065	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		7,859,326	$10.70
Granted during the period:
—SARs	2018 Plan	29,100	$21.64
		29,100	$21.64
Forfeited during the period:
—SARs	2018 Plan	(3,335)	$17.07
		(3,335)	$17.07
Exercised during the period:
—Tier I	2014 Plan	(1,307,296)	$6.77
—Tier II	2014 Plan	(1,398,328)	$6.77
—Tier IV	2014 Plan	(1,385,779)	$10.16
—SARs	Both Plans	(418,514)	$9.12
—Share options	2018 Plan	(236,452)	$14.56
		(4,746,369)	$8.36
Outstanding at the end of the period:
—Tier I	2014 Plan	249,722	$7.89
—Tier II	2014 Plan	324,311	$7.99
—Tier IV	2014 Plan	274,963	$12.09
—SARs	Both plans	210,644	$15.51
—Share options	2018 Plan	1,243,613	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		3,138,722	$14.35

Exercisable at the end of the period		3,079,365	$14.27
Vested and expected to vest at the end of the period		3,138,722	$14.33
As of December 31, 2025, the aggregate intrinsic value of options that were exercisable was $22.2 million, and these options had a weighted average remaining contractual term of 3.1 years. As of December 31, 2025, the aggregate intrinsic value of options that were vested or expected to vest was $22.4 million, and these options had a weighted average remaining contractual term of 3.2 years.
As of December 31, 2025, the unrecognized compensation charge relating to the nonvested options was $0.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.
During Fiscal 2025, cash of $10.4 million was received in relation to the exercise of vested options, compared to $14.9 million and $18.7 million during Fiscal 2024 and Fiscal 2023, respectively. The aggregate intrinsic value of options exercised during Fiscal 2025 was $26.3 million, compared to $6.0 million and $5.2 million during Fiscal 2024 and Fiscal 2023, respectively.

Summary of movements in RSUs and PRSUs outstanding

	Year Ended December 31, 2025
	Number of awards	Weighted average grant date fair value $
Outstanding at the beginning of the period:
—RSUs	2,570,852	$14.45
—PRSUs	1,028,146	$17.03
	3,598,998	$15.19
Granted during the period:
—RSUs	884,018	$21.63
—PRSUs	279,404	$23.55
	1,163,422	$22.09
Adjusted for performance during the period:
—PRSUs	73,959	$17.10
	73,959	$17.10
Forfeited during the period:
—RSUs	(290,198)	$16.84
—PRSUs	(78,321)	$17.91
	(368,519)	$17.07
Vested during the period:
—RSUs	(1,467,479)	$14.09
—PRSUs	(383,457)	$17.10
	(1,850,936)	$14.71
Outstanding at the end of the period:
—RSUs	1,697,193	$18.09
—PRSUs	919,731	$18.91
	2,616,924	$18.38
As of December 31, 2025, the unrecognized compensation charge relating to nonvested RSUs and PRSUs was $19.9 million, which is expected to be recognized over a weighted average period of 1.3 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs that vested in Fiscal 2025 was $27.2 million, compared to $21.5 million, and $21.5 million during Fiscal 2024 and Fiscal 2023 respectively.

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

	For the year ended
	December 31, 2025	December 28, 2024	December 30, 2023
Weighted average grant date fair value:
—SARs	$9.96	$6.95	$6.57
—RSUs	$21.63	$15.16	$13.79
—PRSUs	$23.55	$16.37	$15.88

Inputs to the model:
—Expected volatility - SARs	41.1%	41.7%	42.8%
—Expected volatility - PRSUs	31.6%	31.6%	37.7%
—Expected option life for SARs (years)	6.0	6.0	6.0
—Risk-free interest rate:
SARs	4.09%	4.22%	4.03%
PRSUs	3.95%	4.38%	4.60%
19. Equity
Movements in the Company’s number of shares in issue for the year ended December 31, 2025 and December 28, 2024, respectively, were as follows:

	For the year ended
(number of shares)	December 31, 2025	December 28, 2024
Balance as of the beginning of the period	255,203,987	264,259,788
Exercise of share options, net of withholding taxes	2,432,685	1,376,987
Vesting of restricted stock units, net of withholding taxes	1,408,852	1,257,515
Shares repurchased and cancelled	(5,501,984)	(11,690,303)
Balance as of the end of the period	253,543,540	255,203,987
In February 2024, the Company’s Board approved a share repurchase program for up to $100.0 million in authorized share repurchases, with an expiration date of October 6, 2024. On February 12, 2024, the Company, certain selling shareholders affiliated with Blackstone Inc (“Blackstone”), and the representatives of the several underwriters entered into an underwriting agreement pursuant to which the selling shareholders sold to the underwriters 20,125,000 ordinary shares of the Company at a price of $12.045 per ordinary share (the “February 2024 Offering”). The Company did not receive any proceeds from the sale of ordinary shares in the February 2024 Offering, which closed on February 16, 2024. In connection with the February 2024 Offering, the Company repurchased 4,151,100 ordinary shares through Citigroup Global Markets Inc. from the same selling shareholders at a price of $12.045 per ordinary share for an aggregate consideration of approximately $50.0 million (the “February 2024 Repurchase”), plus costs paid directly related to the transaction of $0.3 million. This repurchase was funded by cash on hand. All shares repurchased pursuant to the February 2024 Repurchase have been cancelled.
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
In March 2025, the Company repurchased 672,911 shares under the then-existing share repurchase program in the open market at a total cost of approximately $12.9 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased pursuant to the March 2025 Repurchase were cancelled.
In October 2025, the Company’s Board cancelled the then-existing share repurchase program and approved a new share repurchase program, providing for up to $300.0 million in share repurchases, which expires on December 31, 2026.
In the fourth quarter of 2025, the Company repurchased 4,829,073 shares under the existing share repurchase program in the open market at a total cost of approximately $105.7 million, plus costs paid directly related to the transaction of $0.6 million. Of the shares repurchased, 3,110,812 shares were cancelled while 1,718,261 shares were pending cancellation as of December 31, 2025. Approximately $194.3 million remained available under the share repurchase program as of December 31, 2025.
20. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefit	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non- controlling interests	Accumulated OCI
As of December 31, 2022	$0.6	$(950.0)	$31.6	$(917.8)	$(64.6)	$(982.4)
Foreign currency translation	(3.2)	117.7	—	114.5	(13.8)	100.7
Cash flow hedges movements	—	—	(12.5)	(12.5)	—	(12.5)
Postretirement benefit movements	(12.7)	—	—	(12.7)	—	(12.7)
Other comprehensive (loss) income	(15.9)	117.7	(12.5)	89.3	(13.8)	75.5
As of December 30, 2023	(15.3)	(832.3)	19.1	(828.5)	(78.4)	(906.9)
Foreign currency translation	(0.1)	(224.5)	—	(224.6)	(19.1)	(243.7)
Cash flow hedges movements	—	—	(16.3)	(16.3)	—	(16.3)
Postretirement benefit movements	(7.8)	—	—	(7.8)	—	(7.8)
Other comprehensive loss	(7.9)	(224.5)	(16.3)	(248.7)	(19.1)	(267.8)
As of December 28, 2024	(23.2)	(1,056.8)	2.8	(1,077.2)	(97.5)	(1,174.7)
Foreign currency translation	(3.6)	186.4	—	182.8	17.0	199.8
Cash flow hedges movements	—	—	(19.0)	(19.0)	2.5	(16.5)
Postretirement benefit movements	(3.7)	—	—	(3.7)	0.6	(3.1)
Other comprehensive (loss) income	(7.3)	186.4	(19.0)	160.1	20.1	180.2
As of December 31, 2025	$(30.5)	$(870.4)	$(16.2)	$(917.1)	$(77.4)	$(994.5)

21. Related party transactions
A. Equity method investees
Sales to and purchases from equity method investees were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Purchases	$(15.2)	$(16.0)	$(18.4)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of December 31, 2025, compared to $0.1 million as of December 28, 2024. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Sales	$42.5	$42.6	$44.1
Purchases	$(14.8)	$(14.6)	$(15.4)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of December 31, 2025	As of December 28, 2024
Receivables	$3.5	$3.7
Payables	$(2.9)	$(2.8)
22. Commitments and contingencies
A. Capital and other commitments
As of December 31, 2025, we had entered into contractual commitments for the purchase of property, plant and equipment amounting to $6.9 million, compared to $8.6 million as of December 28, 2024, and for the purchase of non-integral computer software amounting to $5.1 million, compared to $6.1 million as of December 28, 2024. As of December 31, 2025, we had entered into contractual commitments for non-capital items such as raw materials and supplies amounting to $52.5 million, compared to $62.1 million as of December 28, 2024.
B. Company–owned life insurance policies
Gates is the beneficiary of a number of company-owned life insurance policies against which it borrows from the relevant life insurance company. As of December 31, 2025, the surrender value of the policies was $937.1 million, compared to $934.3 million as of December 28, 2024, and the amount outstanding on the related loans was $935.5 million, compared to $932.2 million as of December 28, 2024. For financial reporting purposes, these amounts are offset as a legal right of offset exists and the net receivable of $1.6 million as of December 31, 2025, compared to $2.1 million as of December 28, 2024, is included in other receivables.
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
D. Allowance for expected credit losses
Movements in our allowance for expected credit losses were as follows:

	For the year ended
(dollars in millions)	December 31, 2025	December 28, 2024	December 30, 2023
Balance at beginning of year	$24.4	$15.7	$4.2
Current period provision for expected credit losses	3.2	5.8	12.6
Write-offs charged against allowance	0.2	3.4	(1.1)
Foreign currency translation	1.4	(0.5)	—
Balance at end of year	$29.2	$24.4	$15.7