Form 10-Q
period 2026-03-28
Gates Industrial Corp plc
filed 2026-05-01
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 29, 2026, there were 253,875,680 ordinary shares of $0.01 par value outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: U.S. policies, actions or legislation (including the imposition of tariffs); economic, political and other risks associated with international operations (including as a result of the ongoing conflicts in the Middle East and their impact on supply chains, such as reduced availability of certain of our production materials and increased supply costs, and economic conditions); availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and innovations; longer lives of parts used in our end markets may affect demand for some of our aftermarket products; increasing competition; pursuit of strategic transactions, including acquisitions, divestitures, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; our cost reduction actions; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; failure to comply with anti-corruption laws and other laws governing our international operations; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; and our substantial indebtedness, including interest rate risk, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
(dollars in millions, except per share amounts)	March 28, 2026	March 29, 2025
Net sales	$851.1	$847.6
Cost of sales	513.1	503.0
Gross profit	338.0	344.6
Selling, general and administrative expenses	226.9	216.2
Transaction-related expenses	0.5	0.4
Asset impairments	—	0.6
Restructuring expenses	0.7	1.6
Operating income from continuing operations	109.9	125.8
Interest expense	29.9	29.6
Other expense	2.1	2.4
Income from continuing operations before taxes	77.9	93.8
Income tax expense	11.5	25.2
Net income from continuing operations	66.4	68.6
Loss on disposal of discontinued operations, net of tax, respectively, of $0 and $0	0.2	0.3
Net income	66.2	68.3
Less: non-controlling interests	6.5	6.3
Net income attributable to shareholders	$59.7	$62.0

Earnings per share
Basic
Earnings per share from continuing operations	$0.24	$0.24
Earnings per share from discontinued operations	—	—
Earnings per share	$0.24	$0.24

Diluted
Earnings per share from continuing operations	$0.23	$0.24
Earnings per share from discontinued operations	—	—
Earnings per share	$0.23	$0.24
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Net income	$66.2	$68.3
Other comprehensive income (loss)
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax (expense) benefit, respectively, of $(0.3) and $0.0	(45.2)	81.0
—Gain (loss) on net investment hedges, net of tax (expense) benefit, respectively, of $1.9 and $(2.0)	17.3	(36.6)
Total foreign currency translation movements	(27.9)	44.4
Cash flow hedges (interest rate and currency forward derivatives):
— Gain (loss) arising in the period, net of tax benefit (expense), respectively, of $1.1 and $0.9	13.1	(2.7)
—Reclassification to net income, net of tax benefit, respectively, of $0.0 and $1.7	—	(5.1)
Total cash flow hedges movements	13.1	(7.8)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0.6 and $0.1	5.7	(0.2)
Total post-retirement benefits movements	5.7	(0.2)
Other comprehensive income (loss)	(9.1)	36.4
Comprehensive income for the period	$57.1	$104.7

Comprehensive (loss) income attributable to shareholders:
—Income arising from continuing operations	$51.6	$93.8
—Loss arising from discontinued operations	(0.2)	(0.3)
	51.4	93.5
Comprehensive income attributable to non-controlling interests	5.7	11.2
	$57.1	$104.7
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of March 28, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$785.3	$812.1
Trade accounts receivable, net	799.6	744.2
Inventories	685.7	700.0
Taxes receivable	37.9	43.4
Prepaid expenses and other assets	180.9	181.8
Total current assets	2,489.4	2,481.5
Non-current assets
Property, plant and equipment, net	599.5	609.0
Goodwill	2,020.6	2,035.2
Pension surplus	7.6	7.6
Intangible assets, net	1,158.7	1,192.4
Right-of-use assets	152.0	137.1
Taxes receivable	1.1	5.4
Deferred income taxes	636.3	640.0
Other non-current assets	49.8	43.2
Total assets	$7,115.0	$7,151.4
Liabilities and equity
Current liabilities
Debt, current portion	$30.9	$36.2
Trade accounts payable	396.9	433.7
Taxes payable	18.6	27.0
Accrued expenses and other current liabilities	232.1	238.5
Total current liabilities	678.5	735.4
Non-current liabilities
Debt, less current portion	2,197.6	2,196.3
Post-retirement benefit obligations	63.1	68.8
Lease liabilities	135.5	124.5
Taxes payable	63.2	62.1
Deferred income taxes	43.8	49.3
Other non-current liabilities	205.5	225.8
Total liabilities	3,387.2	3,462.2
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 253,862,978 (December 31, 2025: authorized shares: 3,000,000,000; outstanding shares: 253,543,540)	2.5	2.6
—Additional paid-in capital	2,631.4	2,633.3
—Accumulated other comprehensive loss	(925.4)	(917.1)
—Treasury shares	(16.5)	(37.5)
—Retained earnings	1,674.9	1,652.7
Total shareholders’ equity	3,366.9	3,334.0
Non-controlling interests	360.9	355.2
Total equity	3,727.8	3,689.2
Total liabilities and equity	$7,115.0	$7,151.4

The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Cash flows from operating activities
Net income	$66.2	$68.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.7	52.2
Foreign exchange and other non-cash financing income	(8.9)	(8.2)
Share-based compensation expense	6.3	6.1
Decrease in post-employment benefit obligations, net	(0.2)	(3.0)
Deferred income taxes	(9.3)	(3.1)
Asset impairments	—	0.6
Other operating activities	0.8	2.6
Changes in operating assets and liabilities:
—Accounts receivable	(59.2)	(47.3)
—Inventories	9.3	(15.4)
—Accounts payable	(34.1)	3.1
—Prepaid expenses and other assets	8.3	(22.3)
—Taxes payable	7.2	8.5
—Other liabilities	(11.9)	(34.8)
Net cash provided by operating activities	30.2	7.3
Cash flows from investing activities
Purchases of property, plant and equipment	(16.7)	(17.5)
Purchases of intangible assets	(4.8)	(8.7)
Cash paid under company-owned life insurance policies	(10.6)	(7.0)
Cash received under company-owned life insurance policies	3.7	0.5
Proceeds from the sale of property, plant and equipment	1.3	2.0
Other investing activities	(0.1)	(0.3)
Net cash used in investing activities	(27.2)	(31.0)
Cash flows from financing activities
Issuance of shares	0.5	1.8
Repurchase of shares	(16.6)	(13.0)
Payments of long-term debt	—	(4.7)
Employee taxes paid from shares withheld	(8.6)	(11.5)
Dividends paid to non-controlling interests	—	(2.3)
Other financing activities	(0.4)	5.1
Net cash used in financing activities	(25.1)	(24.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.7)	6.6
Net decrease in cash and cash equivalents and restricted cash	(26.8)	(41.7)
Cash and cash equivalents and restricted cash at the beginning of the period	815.0	684.8
Cash and cash equivalents and restricted cash at the end of the period	$788.2	$643.1
Supplemental schedule of cash flow information
Interest paid	$32.0	$36.5
Income taxes paid	$13.7	$19.7
Accrued capital expenditures	$2.6	$1.1
The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation plc
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended March 28, 2026

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2025	$2.6	$2,633.3	$(37.5)	$(917.1)	$1,652.7	$3,334.0	$355.2	$3,689.2

Net income	—	—	—	—	59.7	59.7	6.5	66.2
Other comprehensive loss	—	—	—	(8.3)	—	(8.3)	(0.8)	(9.1)
Total comprehensive (loss) income	—	—	—	(8.3)	59.7	51.4	5.7	57.1
Other changes in equity:
—Issuance of shares	—	0.5	—	—	—	0.5	—	0.5
—Shares withheld for employee taxes	—	(8.6)	—	—	—	(8.6)	—	(8.6)
—Repurchase of shares	(0.1)	—	(16.5)	—	—	(16.6)	—	(16.6)
—Cancellation of treasury shares	—	—	37.5	—	(37.5)	—	—	—
—Share-based compensation	—	6.2	—	—	—	6.2	—	6.2
As of March 28, 2026	$2.5	$2,631.4	$(16.5)	$(925.4)	$1,674.9	$3,366.9	$360.9	$3,727.8

	Three months ended March 29, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	62.0	62.0	6.3	68.3
Other comprehensive (loss) income	—	—	—	31.5	—	31.5	4.9	36.4
Total comprehensive (loss) income	—	—	—	31.5	62.0	93.5	11.2	104.7
Other changes in equity:
—Issuance of shares	—	1.8	—	—	—	1.8	—	1.8
—Shares withheld for employee taxes	—	(11.5)	—	—	—	(11.5)	—	(11.5)
—Repurchase and cancellation of shares	—	—	(12.7)	—	—	(12.7)	—	(12.7)
—Share-based compensation	—	7.6	—	—	—	7.6	—	7.6
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(2.3)	(2.3)
As of March 29, 2025	$2.6	$2,616.5	$(12.7)	$(1,045.7)	$1,541.6	$3,102.3	$325.6	$3,427.9

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
B. Accounting periods
Our fiscal quarters end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and on December 31 for our fourth fiscal quarter. Accordingly, the condensed consolidated balance sheets as of March 28, 2026 and December 31, 2025, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 88 day period from December 31, 2025 to March 28, 2026, with comparative information for the 92 day period from December 28, 2024 to March 29, 2025.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 28, 2026 and the results of its operations and cash flows for the periods ended March 28, 2026 and March 29, 2025. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
These condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as Gates’ audited annual consolidated financial statements and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K and should be read in conjunction therewith. The condensed consolidated balance sheet as of December 31, 2025 has been derived from those audited financial statements.
During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of March 28, 2026, the collection of $46.3 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $165.9 million as of December 31, 2025. During the three months ended March 28, 2026, we incurred costs in respect of this program of $2.2 million. During the three months ended March 29, 2025, we incurred costs in respect of this program of $1.9 million.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year. We have reclassified amounts relating to prior period results to conform to current period presentation. The results of these reclassifications did not impact net income and are not considered material.
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

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Power Transmission	$533.2	$527.2
Fluid Power	317.9	320.4
Net sales	$851.1	$847.6
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended March 28, 2026		Three months ended March 29, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$152.6	$168.5	$154.3	$168.0
Americas, excluding the U.S.	76.4	54.4	76.3	54.3
United Kingdom ("U.K.")	16.7	11.9	10.3	15.4
Luxembourg	56.6	20.7	62.8	22.8
EMEA(1), excluding the U.K. and Luxembourg	88.6	25.8	85.2	27.7
APAC (2), excluding China	69.5	22.8	70.8	20.5
China	72.8	13.8	67.5	11.7
Net sales	$533.2	$317.9	$527.2	$320.4
(1)    Europe, Middle East and Africa (“EMEA”).
(2)    Asia-Pacific (“APAC”).
The following tables summarize our segment net sales into OEM and Aftermarket channels:

	For the three months ended
	March 28, 2026		March 29, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$353.0	$226.7	$349.9	$226.1
OEM	180.2	91.2	177.3	94.3
Net sales	$533.2	$317.9	$527.2	$320.4
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
Adjusted EBITDA by segment was as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Power Transmission	$112.0	$116.7
Fluid Power	65.4	70.6
Adjusted EBITDA	$177.4	$187.3
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	March 28, 2026			March 29, 2025
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$533.2	$317.9	$851.1	$527.2	$320.4	$847.6
Adjusted cost of sales (1)	(312.6)	(194.1)	(506.7)	(308.8)	(194.0)	(502.8)
Adjusted selling, general and administrative expenses ("SG&A") (2)	(120.9)	(68.7)	(189.6)	(113.7)	(66.2)	(179.9)
Depreciation and software amortization	14.0	11.4	25.4	12.7	10.8	23.5
Other adjustments (3)	(1.7)	(1.1)	(2.8)	(0.7)	(0.4)	(1.1)
Adjusted EBITDA	$112.0	$65.4	$177.4	$116.7	$70.6	$187.3
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
(3)    Other adjustments primarily relates to net foreign currency transaction (loss) gain.

Reconciliation of net income from continuing operations to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Income from continuing operations before taxes	77.9	93.8
Interest expense	29.9	29.6
Depreciation and amortization	55.7	52.2
Transaction-related expenses (1)	0.5	0.4
Asset impairments	—	0.6
Restructuring expenses	0.7	1.6
Share-based compensation expense	6.3	6.1
Inventory adjustments (included in cost of sales)(2)	4.0	(1.0)
Restructuring related expenses (included in cost of sales)	2.5	1.2
Restructuring related expenses (included in SG&A)	1.3	1.5
Other expenses (income), excluding foreign currency transaction gain or loss(3)	(1.4)	1.3
Adjusted EBITDA	$177.4	$187.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other expenses (income) excludes foreign currency transaction losses of $3.5 million for the three months ended March 28, 2026; and foreign currency transaction losses of $1.1 million for the three months ended March 29, 2025.

4. Restructuring, asset impairments, and restructuring related expenses
Gates continues to undertake various restructuring and restructuring related initiatives to drive increased productivity in all aspects of our operations. These actions include efforts to consolidate our manufacturing and distribution footprint, scale operations to current demand levels, streamline our SG&A back-office functions and relocate certain operations to lower cost locations.
Restructuring expenses by expense type and asset impairments are included in the table below:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Restructuring expenses:
—Severance and related benefit expense	0.3	0.1
—Professional service fees	—	1.3
—Other net restructuring expenses	0.4	0.2
Total restructuring expenses	0.7	1.6

—Asset impairments related to restructuring	—	0.6
Total restructuring expenses and asset impairments	$0.7	$2.2
Restructuring expenses during the three months ended March 28, 2026 included $0.7 million of costs related to a global cost reduction effort and reorganization of our operations in Mexico.
Restructuring expenses during the three months ended March 29, 2025 primarily included $1.3 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees.

Restructuring expenses and asset impairments by segment were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Power Transmission	$0.1	$1.2
Fluid Power	0.6	1.0
Total restructuring expenses and asset impairments	$0.7	$2.2
The following summarizes the reserve for restructuring expenses for the three months ended March 28, 2026 and March 29, 2025, respectively:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Balance as of the beginning of the period	$16.3	$2.8
Utilized during the period	(4.2)	(1.6)
Charge for the period	0.9	1.7
Released during the period	(0.2)	(0.1)
Foreign currency translation	(0.1)	0.1
Balance as of the end of the period	$12.7	$2.9
Restructuring reserves are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
Certain expenses related to strategic initiatives, not qualified as restructuring under U.S. GAAP, have been provided in the table below:

	Three months ended
(dollars in millions)	March 28, 2026	0	March 29, 2025
Other restructuring related expenses:
—Severance and restructuring related expenses included in cost of sales	$2.5		$1.2
—Severance and restructuring related expenses included in SG&A	1.3		1.5
Total restructuring related expenses	$3.8		$2.7
Restructuring related expenses during the three months ended March 28, 2026 included $2.4 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $1.4 million of costs related to professional service fees and general severance.
Restructuring related expenses during the three months ended March 29, 2025 primarily included $1.0 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 28, 2026, we had an income tax expense of $11.5 million on pre-tax income of $77.9 million, which resulted in an effective tax rate of 14.8%, compared to an income tax expense of $25.2 million on pre-tax income of $93.8 million, which resulted in an effective tax rate of 26.9%, for the three months ended March 29, 2025.

For the three months ended March 28, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $6.4 million, comprised of a discrete tax benefit of $4.2 million related to the expected refund of research and development credits from prior years, $1.9 million related to changes in realizability of certain deferred tax assets primarily in Türkiye, $1.1 million related to excess tax benefits on stock option exercises, and $0.5 million related to other net discrete tax benefits, offset by $1.3 million related to prior year adjustments, primarily in Türkiye, reflecting tax returns that were filed. For the three months ended March 29, 2025, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by net discrete tax expense of $0.1 million, comprised of a discrete tax benefit of $6.0 million related to excess tax benefits on stock option exercises, and $0.1 million related to other net discrete benefits, offset by discrete expenses of $5.2 million primarily related to changes in the realizability of certain deferred tax assets and $1.0 million related to net unrecognized tax benefits.
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
The computation of earnings per share is presented below:

	Three months ended
(dollars in millions, except share numbers and per share amounts)	March 28, 2026	March 29, 2025
Net income attributable to shareholders	$59.7	$62.0

Weighted average number of shares outstanding	253,821,067	255,790,177
Dilutive effect of share-based awards	3,051,357	5,777,729
Diluted weighted average number of shares outstanding	256,872,424	261,567,906

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	2,211,009	1,258,485

Basic earnings per share	$0.24	$0.24
Diluted earnings per share	$0.23	$0.24

7. Inventories

(dollars in millions)	As of March 28, 2026	As of December 31, 2025
Raw materials and supplies	$205.0	$207.4
Work in progress	49.5	40.2
Finished goods	431.2	452.4
Total inventories	$685.7	$700.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2025	$1,343.1	$692.1	$2,035.2
Foreign currency translation	(10.9)	(3.7)	(14.6)
As of March 28, 2026	$1,332.2	$688.4	$2,020.6
9. Intangible assets

	As of March 28, 2026			As of December 31, 2025
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,994.4	$(1,389.6)	$604.8	$2,004.3	$(1,366.7)	$637.6
—Technology	90.7	(90.7)	—	90.8	(90.8)	—
—Capitalized software	187.7	(103.2)	84.5	184.2	(98.8)	85.4
	2,272.8	(1,583.5)	689.3	2,279.3	(1,556.3)	723.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,786.2	$(1,627.5)	$1,158.7	$2,792.7	$(1,600.3)	$1,192.4
During the three months ended March 28, 2026, the amortization expense recognized in respect of intangible assets was $34.6 million, compared to $31.4 million for the three months ended March 29, 2025. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $3.8 million for the three months ended March 28, 2026, compared to an increase of $7.2 million for the three months ended March 29, 2025.
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

The period end fair values of derivative financial instruments were as follows:

		As of March 28, 2026
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$12.4	$16.5	$—	$(175.8)	$(146.9)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	2.0	5.2	(1.1)	(1.0)	$5.1
—Currency forward contracts	120.4	0.9	—	(0.6)	—	$0.3

Derivatives not designated as hedging instruments:
—Currency forward contracts	0.2	—	—	—	—	$—
		$15.3	$21.7	$(1.7)	$(176.8)	$(141.5)

		As of December 31, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$15.3	$14.5	$—	$(193.0)	$(163.2)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	0.3	1.1	(3.1)	(4.3)	$(6.0)
—Currency forward contracts	122.7	1.0	—	(1.3)	—	$(0.3)

Derivatives not designated as hedging instruments:
—Currency forward contracts	0.1	—	—	—	—	$—
		$16.6	$15.6	$(4.4)	$(197.3)	$(169.5)
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
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Net fair value gains (losses) recognized in OCI in relation to:
—Designated cross currency swaps & currency forwards	$15.4	$(34.6)
Total net fair value gains (losses)	$15.4	$(34.6)
During the three months ended March 28, 2026, a net gain of $5.4 million was recognized in interest expense in relation to our cross currency swaps and foreign exchange forward contracts that have been designated as net investment hedges, compared to a net gain of $4.8 million, during the three months ended March 29, 2025.

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
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$12.0	$(3.6)
—Deferred OCI reclassified to net income	—	(6.8)
Total movement	$12.0	$(10.4)
C. Derivative instruments not designated as hedging instruments
Prior to second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of March 28, 2026, the notional amount of outstanding currency forward contracts that are not designated as hedging instruments was $0.2 million related to other foreign currencies, compared to $0.1 million as of December 31, 2025. The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Fair value gains recognized in relation to:
—Currency forward contracts recognized in other expense (income)	$—	$1.4
Total	$—	$1.4

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
The carrying amount and fair value of our debt are set out below:

	As of March 28, 2026		As of December 31, 2025
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$30.9	$30.8	$36.2	$36.0
Non-current	2,197.6	2,224.3	2,196.3	2,230.2
	$2,228.5	$2,255.1	$2,232.5	$2,266.2
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Significant observable inputs (Level 2)	Total
As of March 28, 2026
Derivative assets	$37.0	$37.0
Derivative liabilities	$(178.5)	$(178.5)
Cash equivalents	$30.6	$30.6

As of December 31, 2025
Derivative assets	$32.2	$32.2
Derivative liabilities	$(201.7)	$(201.7)
Cash equivalents	$23.1	$23.1
Derivative assets and liabilities included in Level 2 represent foreign currency exchange forward and swap contracts, and interest rate derivative contracts. Cash equivalents included in Level 2 represent certificates of deposit and commercial paper.
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
Transfers between levels of the fair value hierarchy
During the periods presented, there were no transfers between Levels 1 and 2, and Gates had no assets or liabilities measured at fair value on a recurring basis using Level 1 or Level 3 inputs.

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
12. Debt

(dollars in millions)	As of March 28, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,283.8	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	456.3	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,240.1	2,240.1
Deferred issuance costs	(23.7)	(25.0)
Accrued interest	12.1	17.4
Total carrying value of debt	2,228.5	2,232.5
Debt, current portion	30.9	36.2
Debt, less current portion	$2,197.6	$2,196.3

Weighted average interest rate	5.74%	5.78%
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
Dollar Term Loans
Our outstanding secured credit facilities consist of two loans, which include a tranche of $1,300.0 million dollar-denominated term loans issued on June 4, 2024 (the “2024 Dollar Term Loans”) and a tranche of $575.0 million of dollar-denominated term loans issued on November 16, 2022 (the “2022 Dollar Term Loans”). These term loan facilities bear interest at a floating rate, at our option, at either a base rate as defined in the credit agreement plus an applicable margin, or Term SOFR plus an applicable margin.
As of March 28, 2026, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.42% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of March 28, 2026, the 2022 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.42% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2024 Dollar Term Loans and 2022 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the three months ended March 28, 2026, we made no amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans.

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
Unsecured Senior Notes
As of March 28, 2026, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
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
As of both March 28, 2026 and December 31, 2025, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $28.8 million and $29.0 million as of March 28, 2026 and December 31, 2025, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.5 million as of March 28, 2026, compared to $12.6 million as of December 31, 2025.

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
Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	U.S. Pension Plans
(dollars in millions)	Three months ended March 28, 2026	Three months ended March 29, 2025
Net Periodic Benefit Cost:
Employer service cost	$0.3	$0.5
Interest cost	1.8	2.0
Expected return on plan assets	(2.2)	(2.0)
Total net periodic benefit cost (income)	$(0.1)	$0.5

	Non-U.S. Pension Plans
(dollars in millions)	Three months ended March 28, 2026	Three months ended March 29, 2025
Net Periodic Benefit Cost:
Employer service cost	$0.6	$0.5
Settlements and curtailments	5.2	—
Interest cost	4.3	4.1
Expected return on plan assets	(3.9)	(3.7)
Amortization of prior net actuarial (gain) loss	0.6	0.5
Total net periodic benefit cost (income)	$6.8	$1.4

	Other Postretirement Benefit Plans
(dollars in millions)	Three months ended March 28, 2026	Three months ended March 29, 2025
Net Periodic Benefit Cost:
Interest cost	$0.3	$0.3
Amortization of prior net actuarial (gain) loss	(0.7)	(0.8)
Total net periodic benefit cost (income)	$(0.4)	$(0.5)
The components of the above net periodic benefit cost (income) for pensions and other post-retirement benefits that are reported outside of operating income are all included in the other expense line in the condensed consolidated statement of operations.
In March 2026, we completed an annuity purchase for most of the retirees in the Canadian defined benefit pension plan. The $30.4 million purchase price, funded from plan assets, settled $30.4 million of the pension benefit obligation. We recognized a one-time, non-cash pension settlement loss of $5.2 million.
For 2026 as a whole, we expect to contribute approximately $12.6 million to our defined benefit pension plans and approximately $2.6 million to our other retirement plans.
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three months ended March 28, 2026, we recognized a charge of $6.3 million compared to $6.1 million during the three months ended March 29, 2025.

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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest evenly over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The number of PRSUs earned will range from 0% to 200% of the total award amount and is dependent upon the extent the Company achieves certain performance metric targets measured over a three-year performance period subject to the participant’s continued employment through the end of the performance period. Performance metrics include return on investments and relative total shareholder return (“Relative TSR”) or adjusted gross profit margin and data center revenue, each, as defined in the applicable award agreements.

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Three months ended March 28, 2026
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	249,722	$7.89
—Tier II	2014 Plan	324,311	$7.99
—Tier IV	2014 Plan	274,963	$12.09
—SARs	Both plans	210,644	$15.51
—Share options	2018 Plan	1,243,613	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		3,138,722	$14.35
Granted during the period:
—SARs	2018 Plan	69,822	$26.24
		69,822	$26.24
Exercised during the period:
—Tier I	2014 Plan	(18,600)	$10.73
—Tier II	2014 Plan	(22,003)	$10.28
—Tier IV	2014 Plan	(14,304)	$17.37
—SARs	Both Plans	(13,763)	$14.12
—Share options	2018 Plan	(58,728)	$14.32
		(127,398)	$13.42
Outstanding at the end of the period:
—Tier I	2014 Plan	231,122	$7.66
—Tier II	2014 Plan	302,308	$7.82
—Tier IV	2014 Plan	260,659	$11.80
—SARs	Both plans	266,703	$18.39
—Share options	2018 Plan	1,184,885	$14.57
—Premium-priced options	2018 Plan	835,469	$18.88
		3,081,146	$14.65

Exercisable at the end of the period		2,980,195	$14.33
Vested and expected to vest at the end of the period		3,081,146	$14.64
As of March 28, 2026, the aggregate intrinsic value of options that were exercisable was $23.2 million, and these options had a weighted average remaining contractual term of 2.9 years. As of March 28, 2026, the aggregate intrinsic value of options that were vested or expected to vest was $23.3 million, and these options had a weighted average remaining contractual term of 3.1 years.
As of March 28, 2026, the unrecognized compensation charge relating to the nonvested options was $0.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
During the three months ended March 28, 2026, cash of $0.5 million was received in relation to the exercise of vested options, compared to $1.8 million during the three months ended March 29, 2025. The aggregate intrinsic value of options exercised during the three months ended March 28, 2026 was $1.1 million compared to $13.9 million during the three months ended March 29, 2025.

Summary of movements in RSUs and PRSUs Nonvested

	Three months ended March 28, 2026
	Number of awards	Weighted average grant date fair value $
Nonvested at the beginning of the period:
—RSUs	1,666,000	$18.01
—PRSUs	919,731	$18.91
	2,585,731	$18.33
Granted during the period:
—RSUs	1,020,669	$26.20
—PRSUs	1,108,013	$27.51
	2,128,682	$26.88
Adjusted for performance during the period:
—PRSUs	193,854	$15.88
	193,854	$15.88

Forfeited during the period:
—RSUs	(35,598)	$16.84
—PRSUs
	(35,598)	$16.84
Vested during the period:
—RSUs	(797,527)	$16.97
—PRSUs	(514,281)	15.88
	(1,311,808)	$16.54
Nonvested at the end of the period:
—RSUs	1,853,544	$22.99
—PRSUs	1,707,317	$25.06
	3,560,861	$23.98
As of March 28, 2026, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $72.4 million, which is expected to be recognized over a weighted average period of 2.2 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three months ended March 28, 2026 was $21.7 million, compared to $20.5 million during the three months ended March 29, 2025, respectively.

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

	Three months ended
	March 28, 2026	March 29, 2025
Weighted average grant date fair value:
—SARs	$11.68	$9.96
—RSUs	$26.20	$21.63
—PRSUs	$27.51	$23.55

Inputs to the model:
—Expected volatility — SARs	39.8%	41.1%
—Expected volatility — PRSUs	33.9%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	3.8%	4.1%
PRSUs	3.5%	4.0%
15. Equity
Movements in the Company’s number of shares in issue for the three months ended March 28, 2026 and March 29, 2025, respectively, were as follows:

	Three months ended
(number of shares)	March 28, 2026	March 29, 2025
Balance as of the beginning of the period	253,543,540	255,203,987
Exercise of share options	60,991	1,217,232
Vesting of restricted stock units, net of withholding taxes	968,505	1,039,360
Shares repurchased	(710,058)	—
Balance as of the end of the period	253,862,978	257,460,579
In October 2025, the Company’s Board cancelled the then existing share repurchase program and approved a new share repurchase program, providing for up to $300.0 million in share repurchases, which expires on December 31, 2026.
During the three months ended March 28, 2026, the Company repurchased 710,058 shares under the existing share repurchase program in the open market at a total cost of approximately $16.5 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased were pending cancellation and approximately $177.8 million remained available under the share repurchase program as of March 28, 2026.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2025	$(30.5)	$(870.4)	$(16.2)	$(917.1)	$(77.4)	$(994.5)
Foreign currency translation	0.4	(27.3)	—	(26.9)	(1.0)	(27.9)
Cash flow hedges movements	—	—	12.9	12.9	0.2	13.1
Post-retirement benefit movements	5.7	—	—	5.7	—	5.7
Other comprehensive income (loss)	6.1	(27.3)	12.9	(8.3)	(0.8)	(9.1)
As of March 28, 2026	$(24.4)	$(897.7)	$(3.3)	$(925.4)	$(78.2)	$(1,003.6)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)
Foreign currency translation	(1.4)	40.9	—	39.5	4.9	44.4
Cash flow hedges movements	—	—	(7.8)	(7.8)	—	(7.8)
Post-retirement benefit movements	(0.2)	—	—	(0.2)	—	(0.2)
Other comprehensive (loss) income	(1.6)	40.9	(7.8)	31.5	4.9	36.4
As of March 29, 2025	$(24.8)	$(1,015.9)	$(5.0)	$(1,045.7)	$(92.6)	$(1,138.3)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Purchases	$(3.7)	$(3.7)
Amounts outstanding in respect of these transactions were payables of $0.1 million as of both March 28, 2026 and December 31, 2025. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Sales	$10.5	$10.5
Purchases	$(3.7)	$(3.9)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of March 28, 2026	As of December 31, 2025
Receivables	$4.0	$3.5
Payables	$(3.1)	$(2.9)

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
B. Warranties
The following summarizes the movements in the warranty liability for the three months ended March 28, 2026 and March 29, 2025, respectively:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Balance as of the beginning of the period	$15.5	$16.4
Charge for the period	2.1	2.1
Payments made	(2.0)	(1.6)
Foreign currency translation	—	0.1
Balance as of the end of the period	$15.6	$17.0

19. Subsequent Event

On May 1, 2026, the Company announced that it entered into a definitive agreement to acquire the belts business from The Timken Company including select manufacturing assets. The transaction is expected to close in the third quarter of 2026.

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse aftermarket channel customers, and to original equipment manufacturers (“OEM”) as specified components, with the majority of our revenue coming from aftermarket channels. Our products are used in applications across numerous end markets, including: automotive aftermarket, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
During the three months ended March 28, 2026, sales into aftermarket channels accounted for approximately 68% of our total net sales. Our aftermarket sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Aftermarket products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the three months ended March 28, 2026, sales into OEM channels accounted for approximately 32% of our total net sales. First-fit sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest first-fit customers manufacture construction and agricultural equipment.
During the three months ended March 28, 2026, sales in the personal mobility end market continued to experience strong growth, and our aftermarket channel sales grew modestly, including positive core growth in the industrial aftermarket channel. We continue to focus on managing our business through current economic uncertainties, improving our gross margins through our efforts of material cost savings, footprint optimization and productivity. In the first half of 2026, we expect certain one-time footprint optimization, restructuring, and system implementation costs. We anticipate these and other investments and product development in personal mobility and data center opportunities will position us to drive long term growth and margin expansion.

Our global operating footprint and worldwide sales reach expose us to risks associated with geopolitical tensions and trade conflicts. Global trade conflicts due to recent U.S. and retaliatory tariffs and geopolitical tensions, including the conflict in the Middle East, have led to, and may continue to lead to, inflationary pressures, supply chain disruptions, uncertainty, and volatility in the market and, therefore, could impact our operations and financial performance. As the geopolitical climate continues to evolve, we could have additional exposures in the future. We will continue to monitor and evaluate risks related to geopolitical tensions and trade conflicts and any resulting impact on macroeconomic conditions and our business.
Results for the three months ended March 28, 2026 compared to the results for the three months ended March 29, 2025
Summary Gates Performance

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Net sales	$851.1	$847.6
Cost of sales	513.1	503.0
Gross profit	338.0	344.6
Selling, general and administrative expenses	226.9	216.2
Transaction-related expenses	0.5	0.4
Asset impairments	—	0.6
Restructuring expenses	0.7	1.6
Operating income from continuing operations	109.9	125.8
Interest expense	29.9	29.6
Other expense	2.1	2.4
Income from continuing operations before taxes	77.9	93.8
Income tax expense	11.5	25.2
Net income from continuing operations	$66.4	$68.6

Adjusted EBITDA(1)	$177.4	$187.3
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended March 28, 2026 were $851.1 million, compared to $847.6 million during the prior year period, an increase of 0.4%, or $3.5 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended March 29, 2025	$527.2	$320.4	$847.6
Currency translation	19.2	8.7	27.9
Volume	(24.5)	(20.2)	(44.7)
Pricing	11.3	9.0	20.3
Three months ended March 28, 2026	$533.2	$317.9	$851.1

Cost of sales for the three months ended March 28, 2026 was $513.1 million, compared to $503.0 million for the prior year period, an increase of 2.0%, or $10.1 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended March 29, 2025	$503.0
Currency translation	15.0
Volume	(18.7)
Manufacturing performance	(0.6)
Mix	(1.8)
Inflation	7.3
Tariff	8.7
Inventory impairments and adjustments	5.0
Inbound Freight	(4.9)
Other	0.1
Three months ended March 28, 2026	$513.1
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended March 28, 2026 were $226.9 million compared to $216.2 million for the prior year period. This increase of $10.7 million was driven primarily by higher labor and benefits expense of $4.3 million, unfavorable impacts of exchange rates of $4.8 million, and higher consulting and professional fees of $2.5 million. This increase was partially offset by lower corporate owned life insurance expense of $2.2 million.
Transaction-related expenses
Transaction-related expenses for the three months ended March 28, 2026 were $0.5 million compared to $0.4 million for the prior year period. Transaction-related expenses incurred during the three months ended March 28, 2026 were primarily related to certain corporate transactions. Transaction-related expenses incurred during the three months ended March 29, 2025 were primarily related to certain non-recurring debt related costs.
Restructuring expenses
Restructuring expenses during the three months ended March 28, 2026 included $0.7 million of costs related to a global cost reduction effort and reorganization of our operations in Mexico. Restructuring related expenses during the three months ended March 28, 2026 included $2.4 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $1.4 million of costs related to professional service fees and general severance.
Restructuring expenses during the three months ended March 29, 2025 primarily included $1.3 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees. Restructuring related expenses during the three months ended March 29, 2025 primarily included $1.0 million of costs related to the relocation of certain production activities and reorganization of our operations in Mexico, as well as severance and professional service fees.

Interest expense
Our interest expense was as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Debt:
Dollar Term Loans	$17.3	$16.7
Dollar Senior Notes	8.4	8.7
	25.7	25.4
Amortization of deferred issuance costs	1.5	1.5
Other interest expense	2.7	2.7
	$29.9	$29.6
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest expense increased by $0.3 million during the three months ended March 28, 2026, respectively, when compared to the equivalent prior year period, primarily due to a less favorable impact from derivatives, partially offset by lower applicable interest rates on the Dollar Term Loans.
Other expense
Our other expense was as follows:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Interest income on bank deposits	$(2.2)	$(2.2)
Foreign currency transaction loss (gain), net	2.8	1.1
Net adjustments related to post-retirement benefits	5.4	0.4
Foreign currency loss on hyperinflation remeasurement	0.2	1.0
Other	(4.1)	2.1
	$2.1	$2.4
Other expense for the three months ended March 28, 2026 was $2.1 million compared to $2.4 million of expense, for the three months ended March 29, 2025. These changes were primarily driven by a financing related gain primarily due to foreign currency exchange rate movement on intercompany loans and hedging instruments. This was partially offset by a pension settlement loss of $5.2 million in March 2026.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended March 28, 2026, we had an income tax expense of $11.5 million on pre-tax income of $77.9 million, which resulted in an effective tax rate of 14.8%, compared to an income tax expense of $25.2 million on pre-tax income of $93.8 million, which resulted in an effective tax rate of 26.9%, for the three months ended March 29, 2025.
For the three months ended March 28, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $6.4 million, comprised of a discrete tax benefit of $4.2 million related to the expected refund of research and development credits from prior years, $1.9 million related to changes in realizability of certain deferred tax assets primarily in Türkiye, $1.1 million related to excess tax benefits on stock option exercises, and $0.5 million related to other net discrete tax benefits, offset by $1.3 million related to prior year adjustments, primarily in Türkiye, reflecting tax returns that were filed. For the three months ended March 29, 2025, the effective tax rate was driven primarily by the jurisdictional mix of earnings and by net discrete tax expense of $0.1 million, comprised of a discrete tax benefit of $6.0 million related to excess tax benefits on stock option exercises, and $0.1 million related to other net discrete benefits, offset by discrete expenses of $5.2 million primarily related to changes in the realizability of certain deferred tax assets and $1.0 million related to net unrecognized tax benefits.

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
Analysis by Operating Segment
Power Transmission (62.6% of Gates’ net sales for the three months ended March 28, 2026)

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025	Period over period change
Net sales	$533.2	$527.2	1.1%
Adjusted EBITDA	$112.0	$116.7	(4.0%)
Adjusted EBITDA margin	21.0%	22.1%

Net sales in Power Transmission for the three months ended March 28, 2026, increased by 1.1%, or $6.0 million, compared to the prior year period, driven primarily by benefits from pricing of $11.3 million, partially offset by lower volumes. Our net sales for the three months ended March 28, 2026 were favorably impacted by movements in average currency exchange rates of $19.2 million. As such, core sales decreased by 2.5%, or $13.2 million, compared to the prior year period.
Power Transmission’s core sales decline was primarily driven by lower sales to customers in our aftermarket channel, where sales declined by 3.2% during the three months ended March 28, 2026, compared to the prior year period. Automotive aftermarket experienced a sales decline of 5.0% during March 28, 2026. OEM sales declined by 1.2%, with automotive OEM sales declining by 8.5% during the three months ended March 28, 2026. This was partially offset by Industrial OEM, with a sales increase of 7.1% during the three months ended March 28, 2026, compared to the prior year period, particularly in EMEA. From an end market perspective, construction and personal mobility sales increased by 20.6% and 7.1%, respectively, during the three months ended March 28, 2026, while automotive sales decreased by 5.6% compared to the prior year period.
Power Transmission Adjusted EBITDA for the three months ended March 28, 2026 decreased by 4.0%, or $4.7 million, compared to the prior year period, driven primarily by lower volume, partially offset by benefits from pricing and favorable impacts in average currency exchange rates. As a result, Adjusted EBITDA margin was 21.0%, a 110 basis point decline from the prior year period.

Fluid Power (37.4% of Gates’ net sales for the three months ended March 28, 2026)

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025	Period over period change
Net sales	$317.9	$320.4	(0.8%)
Adjusted EBITDA	$65.4	$70.6	(7.4%)
Adjusted EBITDA margin	20.6%	22.0%

Net sales in Fluid Power for the three months ended March 28, 2026 decreased by 0.8%, or $2.5 million, compared to the prior year period, driven primarily by a decrease in volume, partially offset by a $9.0 million benefit from pricing. Our net sales were favorably impacted by movements in average currency exchange rates of $8.7 million. As such, core sales decreased by 3.5%, or $11.2 million, compared to the prior year period.
Fluid Power’s core sales to our aftermarket channel decreased by 2.6%, while sales in our OEM channel declined by 5.6% during the three months ended March 28, 2026. Industrial aftermarket experienced a sales decline of 6.1%, during the three months ended March 28, 2026, partially offset by a 3.0% increase in automotive aftermarket sales, primarily driven from the Americas and APAC. From an end market perspective, the decline of Fluid Power’s core sales of 3.5% during the three months ended March 28, 2026, was primarily attributable to a decrease in construction and on highway, partially offset by an increase in automotive.
 Fluid Power Adjusted EBITDA for the three months ended March 28, 2026 decreased by 7.4%, or $5.2 million, compared to the prior year period, driven primarily by lower volumes, partially offset by benefits from pricing. As a result, the Adjusted EBITDA margin was 20.6%, a 140 basis point decline from the prior year period.

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

Cash Flow
Three months ended March 28, 2026 compared to the three months ended March 29, 2025
Cash provided by operating activities was $30.2 million during the three months ended March 28, 2026, compared to cash provided by operating activities of $7.3 million during the prior year period, primarily driven by a $27.8 million favorable movement in operating assets and liabilities, partially offset by a $2.1 million decrease in net income.
Net cash used in investing activities during the three months ended March 28, 2026, was $27.2 million, compared to $31.0 million in the prior year period. The decrease of cash used in investing activities was primarily driven by decreased capital expenditures of $4.7 million, partially offset by a $0.4 million increase in net cash paid under company-owned life insurance policies, and $0.7 million fewer proceeds from the sale of property, plant and equipment.
Net cash used in financing activities was $25.1 million during the three months ended March 28, 2026, compared to $24.6 million in the prior year period. Current year outflows were primarily related to $16.6 million paid to acquire shares under our share repurchase program and $8.6 million of employee taxes paid from shares withheld on exercised options. Prior year outflows were primarily related to $13.0 million paid to acquire shares under our share repurchase program, $4.7 million in debt repayment, and $11.5 million of employee taxes paid from shares withheld on exercised options.
Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of March 28, 2026	As of December 31, 2025	As of March 28, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,278.0	$1,276.2	$1,283.8	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	447.4	444.7	456.3	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	503.1	511.6	500.0	500.0
	$2,228.5	$2,232.5	$2,240.1	$2,240.1

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
For the three months ended March 28, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 70% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of March 28, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our total assets and approximately 27% of our total liabilities.

Borrowing Headroom
Our secured revolving credit facility that provides for multi-currency revolving loans has a borrowing capacity of $500.0 million and matures on the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of March 28, 2026, there were letters of credit outstanding against the facility amounting to $28.8 million. As of March 28, 2026, our total committed borrowing headroom was $471.2 million, in addition to cash and cash equivalents balances of $785.3 million.
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

The following table reconciles net income to Adjusted EBITDA:

	Three months ended
(dollars in millions)	March 28, 2026	March 29, 2025
Net income	$66.2	$68.3
Loss on disposal of discontinued operations	0.2	0.3
Income tax expense	11.5	25.2
Interest expenses	29.9	29.6
Depreciation and amortization	55.7	52.2
Share-based compensation expense	6.3	6.1
Transaction-related expenses (1)	0.5	0.4
Inventory adjustments (included in cost of sales) (2)	4.0	(1.0)
Restructuring expenses	0.7	1.6
Restructuring related expenses (included in cost of sales)	2.5	1.2
Restructuring related expenses (included in SG&A)	1.3	1.5
Asset impairments	—	0.6
Other expense, excluding foreign currency transaction gain or loss and insurance recoveries (3)	(1.5)	1.3
Adjusted EBITDA	$177.3	$187.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other expenses (income) excludes foreign currency transaction losses and insurance recoveries of $3.5 million for the three months ended March 28, 2026; foreign currency transaction loss of $1.1 million for the three months ended March 29, 2025.
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

	Three months ended March 28, 2026
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended March 28, 2026	$533.2	$317.9	$851.1
Impact on net sales of movements in currency rates	(19.2)	(8.7)	(27.9)
Core sales for the three months ended March 28, 2026	$514.0	$309.2	$823.2

Net sales for the three months ended March 29, 2025	$527.2	$320.4	$847.6
Increase (decrease) in net sales	6.0	(2.5)	3.5
Decrease in net sales on a core basis (core sales)	(13.2)	(11.2)	(24.4)

Net sales increase (decrease)	1.1%	(0.8%)	0.4%
Core sales decrease	(2.5%)	(3.5%)	(2.9%)

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the twelve months ended March 28, 2026, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $4.3 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation plc is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation plc, is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan receivable due to Gates Industrial Holdco and its subsidiaries from the Company, which was $238.8 million and $226.4 million as of March 28, 2026 and December 31, 2025, respectively, (ii) an additional intercompany receivable of $3.7 million as of March 28, 2026 and an intercompany receivable of $7.5 million as of December 31, 2025, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) an additional cash and cash equivalents held by the Company, which was $18.1 million and $10.6 million as of March 28, 2026 and December 31, 2025, respectively.
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
Please refer to “Critical Accounting Estimates and Judgments” described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, from which there have been no material changes.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 28, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in Part I of the Company’s annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the annual report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the annual report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended March 28, 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
1/1/2026 - 1/24/2026	—	$—	—	$194.3
1/25/2026 - 2/21/2026	—	$—	—	$194.3
2/22/2026 - 3/28/2026	710,058	$23.2300	710,058	$177.8
Total	710,058	$23.2300	710,058	$177.8
(1)    Does not include commissions or other costs paid to repurchase shares.
(2)    The share repurchase program was established in October 2025, allowing for up to $300 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 2026. Under this publicly announced program, we were authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In March 2026, we repurchased approximately $16.5 million of our ordinary shares under the share repurchase program pursuant to a share repurchase contract and $177.8 million remained available under the share repurchase program as of March 28, 2026.
Item 5. Other Information
Trading Arrangements
During the three months ended March 28, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Executive Office Departure
On April 27, 2026, Cristin C. Bracken, the Executive Vice President, Chief Legal Officer and Corporate Secretary of the Company, notified the Company of her intention to retire from her role with the Company effective as of June 5, 2026.

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

10.1	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Non-Employee Director) (1 yr), effective February 27, 2026.*
10.2	Form of Time-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (Executive Officer), effective February 27, 2026.*
10.3	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation plc 2018 Omnibus Incentive Plan (U.S. Employee), effective February 27, 2026.*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three months ended March 28, 2026, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three months ended March 28, 2026 and March 29, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2026 and March 29, 2025, (iii) Condensed Consolidated Balance Sheets as of March 28, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2026 and March 29, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 28, 2026 and March 29, 2025, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: May 1, 2026