Form 10-Q
period 2026-06-27
Gates Industrial Corp Ltd.
filed 2026-07-31
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38366

Gates Industrial Corporation Ltd.
(Exact Name of Registrant as Specified in its Charter)

Bermuda	98-1950337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1144 Fifteenth Street, Denver, Colorado 80202

(Address of principal executive offices)	(Zip Code)
(303) 744-1911
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	GTES	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 29, 2026, there were 253,151,170 common shares of $0.01 par value per share outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “quarterly report” or “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those expressed in or implied by our forward-looking statements, including but not limited to the factors described in Item 1A. “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “annual report”), as filed with the Securities and Exchange Commission (the “SEC”), which include the following: U.S. policies, actions or legislation (including the imposition of tariffs); economic, political and other risks associated with international operations (including as a result of the ongoing conflicts in the Middle East and their impact on supply chains, such as reduced availability of certain of our production materials and increased supply costs, and economic conditions); availability of raw materials or other manufacturing inputs at favorable prices in sufficient quantities, or at a given time; changes in our relationships with, or the financial condition, performance, purchasing power or inventory levels of, key channel partners; dependence on the continued operation of our manufacturing facilities, supply chains, distribution systems and information technology systems; our ability to forecast demand or meet significant increases in demand; market acceptance of new product introductions and innovations; longer lives of parts used in our end markets may affect demand for some of our aftermarket products; increasing competition; pursuit of strategic transactions, including acquisitions, divestitures, joint ventures, strategic alliances or investments, which could create risks and present unforeseen integration obstacles or costs; our investments in joint ventures; loss or financial instability of any significant customer; our cost reduction actions; the anticipated benefits of our completed redomiciliation to Bermuda may not be realized and such redomiciliation may have unanticipated negative impacts; societal responses to sustainability issues, including those related to climate change; the ability to maintain and enhance our strong brand; cyber-security vulnerabilities, threats, and more sophisticated and targeted computer crimes; failure of information systems; highly complex and rapidly evolving global privacy, data protection and data security requirements; existing or new laws and regulations, including but not limited to those relating to health, safety, and environmental concerns, and the sale of aftermarket products; recalls, product liability claims or product warranties claims; failure to develop, obtain, enforce and protect our intellectual property rights in all jurisdictions throughout the world; failure to comply with anti-corruption laws and other laws governing our international operations; litigation, legal and regulatory proceedings and obligations, and the availability and coverage of insurance; loss of senior management or key personnel; work stoppages and other labor matters; potential requirement to make additional cash contributions to our defined benefit pension plans; change in our effective tax rates or additional tax liabilities; change in tax laws; tax authorities may no longer treat us as being exclusively a resident of the U.K. for tax purposes; and our substantial indebtedness, including interest rate risk, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Investors are urged to consider carefully the disclosure in this report and our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Gates undertakes no obligation to update or supplement any forward-looking statements as a result of new information, future events or otherwise, except as required by law.
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

ABOUT THIS QUARTERLY REPORT
Financial Statement Presentation
Gates Industrial Corporation plc was incorporated under the Companies Act 2006 on September 25, 2017 and registered in England and Wales. On July 20, 2026, Gates Industrial Corporation group parent company changed its jurisdiction of incorporation from England and Wales to Bermuda. As a result, Gates Industrial Corporation Ltd., an exempted company limited by shares incorporated under the laws of Bermuda, became the Gates Industrial Corporation group parent company. For additional information, refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
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
Certain Definitions
As used in this quarterly report, unless otherwise noted or the context requires otherwise:
•“Gates,” “Gates Industrial Corporation,” the “Company,” “we,” “us” and “our” or any similar references relating to periods after the Redomiciliation (as defined below) refer to Gates Industrial Corporation Ltd. and its consolidated subsidiaries and, for periods prior to the Redomiciliation, refer to Gates Industrial Corporation plc and its consolidated subsidiaries; and
•“Board” refers to the board of directors of Gates Industrial Corporation Ltd. for periods after the Redomiciliation and to the board of directors of Gates Industrial Corporation plc for periods prior to the Redomiciliation.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
(dollars in millions, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$941.6	$883.7	$1,792.7	$1,731.3
Cost of sales	555.5	523.5	1,068.6	1,026.5
Gross profit	386.1	360.2	724.1	704.8
Selling, general and administrative expenses	250.7	231.2	477.6	447.4
Transaction-related expenses	3.1	—	3.6	0.4
Asset impairments	—	0.2	—	0.8
Restructuring expenses	0.7	13.0	1.4	14.6
Operating income from continuing operations	131.6	115.8	241.5	241.6
Interest expense	30.0	28.8	59.9	58.4
Other expense	1.4	6.8	3.5	9.2
Income from continuing operations before taxes	100.2	80.2	178.1	174.0
Income tax (benefit) expense	(78.0)	16.8	(66.5)	42.0
Net income from continuing operations	178.2	63.4	244.6	132.0
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.2	0.3	0.4	0.6
Net income	178.0	63.1	244.2	131.4
Less: non-controlling interests	7.1	6.6	13.6	12.9
Net income attributable to shareholders	$170.9	$56.5	$230.6	$118.5

Earnings per share
Basic
Earnings per share from continuing operations	$0.67	$0.22	$0.91	$0.46
Earnings per share from discontinued operations	$—	$—	—	—
Earnings per share	$0.67	$0.22	$0.91	$0.46

Diluted
Earnings per share from continuing operations	$0.67	$0.22	$0.90	$0.45
Earnings per share from discontinued operations	$—	$—	—	—
Earnings per share	$0.67	$0.22	$0.90	$0.45
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$178.0	$63.1	$244.2	$131.4
Other comprehensive income (loss)
Foreign currency translation:
—Net translation (loss) gain on foreign operations, net of tax benefit (expense), respectively, of $0.4, $0, $0.1, and $0.	(4.2)	236.8	(49.4)	317.8
—Gain (loss) on net investment hedges, net of tax benefit (expense), respectively, of $2.9, $6.6, $4.8, and $4.6.	4.6	(111.7)	21.9	(148.3)
Total foreign currency translation movements	0.4	125.1	(27.5)	169.5
Cash flow hedges (interest rate and currency forward derivatives):
— Gain (loss) arising in the period, net of tax benefit (expense), respectively, of $(4.8), $0.9, $(3.7) and $1.8.	0.7	(2.5)	13.8	(5.2)
—Reclassification to net income, net of tax benefit, respectively, of $0, $1.7, $0, and $3.4.	—	(5.1)	—	(10.2)
Total cash flow hedges movements	0.7	(7.6)	13.8	(15.4)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $(0.5), $0.1, $0.1 and $0.2.	(0.6)	(0.1)	5.1	(0.3)
Total post-retirement benefits movements	(0.6)	(0.1)	5.1	(0.3)
Other comprehensive income (loss)	0.5	117.4	(8.6)	153.8
Comprehensive income for the period	$178.5	$180.5	$235.6	$285.2

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$167.3	$162.5	$218.9	$256.3
—Loss arising from discontinued operations	(0.2)	(0.3)	(0.4)	(0.6)
	167.1	162.2	218.5	255.7
Comprehensive income attributable to non-controlling interests	11.4	18.3	17.1	29.5
	$178.5	$180.5	$235.6	$285.2
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of June 27, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$823.5	$812.1
Trade accounts receivable, net	900.3	744.2
Inventories	740.6	700.0
Taxes receivable	40.5	43.4
Prepaid expenses and other assets	204.4	181.8
Total current assets	2,709.3	2,481.5
Non-current assets
Property, plant and equipment, net	599.4	609.0
Goodwill	2,022.4	2,035.2
Pension surplus	6.7	7.6
Intangible assets, net	1,122.9	1,192.4
Right-of-use assets	146.2	137.1
Taxes receivable	2.6	5.4
Deferred income taxes	729.4	640.0
Other non-current assets	53.9	43.2
Total assets	$7,392.8	$7,151.4
Liabilities and equity
Current liabilities
Debt, current portion	$39.2	$36.2
Trade accounts payable	482.4	433.7
Taxes payable	31.2	27.0
Accrued expenses and other current liabilities	282.3	238.5
Total current liabilities	835.1	735.4
Non-current liabilities
Debt, less current portion	2,194.3	2,196.3
Post-retirement benefit obligations	60.9	68.8
Lease liabilities	129.3	124.5
Taxes payable	56.3	62.1
Deferred income taxes	40.5	49.3
Other non-current liabilities	182.2	225.8
Total liabilities	3,498.6	3,462.2
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 253,151,170 (December 31, 2025: authorized shares: 3,000,000,000; outstanding shares: 253,543,540)	2.5	2.6
—Additional paid-in capital	2,641.3	2,633.3
—Accumulated other comprehensive loss	(929.2)	(917.1)
—Treasury shares	—	(37.5)
—Retained earnings	1,807.3	1,652.7
Total shareholders’ equity	3,521.9	3,334.0
Non-controlling interests	372.3	355.2
Total equity	3,894.2	3,689.2
Total liabilities and equity	$7,392.8	$7,151.4

The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$244.2	$131.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.8	105.5
Foreign exchange and other non-cash financing income	(13.0)	(12.6)
Share-based compensation expense	15.7	15.7
Decrease in post-employment benefit obligations, net	(1.7)	(4.4)
Deferred income taxes	(113.8)	(11.0)
Asset impairments	—	0.8
Other operating activities	2.8	5.8
Changes in operating assets and liabilities:
—Accounts receivable	(161.6)	(63.5)
—Inventories	(46.3)	(16.4)
—Accounts payable	50.9	(16.7)
—Prepaid expenses and other assets	(11.4)	(13.0)
—Taxes payable	4.5	(1.6)
—Other liabilities	25.7	(9.7)
Net cash provided by operating activities	108.8	110.3
Cash flows from investing activities
Purchases of property, plant and equipment	(35.0)	(36.9)
Purchases of intangible assets	(5.2)	(18.7)
Cash paid under company-owned life insurance policies	(10.8)	(10.4)
Cash received under company-owned life insurance policies	8.1	2.4
Proceeds from the sale of property, plant and equipment	1.5	2.1
Other investing activities	(0.4)	(0.5)
Net cash used in investing activities	(41.8)	(62.0)
Cash flows from financing activities
Issuance of shares	2.5	4.7
Repurchase of shares	(38.7)	(13.0)
Payments of long-term debt	(4.7)	(9.4)
Employee taxes paid from shares withheld	(8.7)	(16.9)
Dividends paid to non-controlling interests	—	(3.5)
Other financing activities	(1.2)	4.7
Net cash used in financing activities	(50.8)	(33.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.7)	23.1
Net increase in cash and cash equivalents and restricted cash	11.5	38.0
Cash and cash equivalents and restricted cash at the beginning of the period	815.0	684.8
Cash and cash equivalents and restricted cash at the end of the period	$826.5	$722.8
Supplemental schedule of cash flow information
Interest paid	$52.0	$56.8
Income taxes paid	$39.3	$54.7
Accrued capital expenditures	$1.8	$0.9
The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended June 27, 2026

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 28, 2026	$2.5	$2,631.4	$(16.5)	$(925.4)	$1,674.9	$3,366.9	$360.9	$3,727.8

Net income	—	—	—	—	170.9	170.9	7.1	178.0
Other comprehensive income (loss)	—	—	—	(3.8)	—	(3.8)	4.3	0.5
Total comprehensive income	—	—	—	(3.8)	170.9	167.1	11.4	178.5
Other changes in equity:
—Issuance of shares	—	2.0	—	—	—	2.0	—	2.0
—Shares withheld for employee taxes	—	(0.1)	—	—	—	(0.1)	—	(0.1)
—Repurchase of shares	—	—	(22.0)	—	—	(22.0)	—	(22.0)
—Cancellation of treasury shares	—	—	38.5	—	(38.5)	—	—	—
—Share-based compensation	—	8.0	—	—	—	8.0	—	8.0
As of June 27, 2026	$2.5	$2,641.3	$—	$(929.2)	$1,807.3	$3,521.9	$372.3	$3,894.2

	Three months ended June 28, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of March 29, 2025	$2.6	$2,616.5	$(12.7)	$(1,045.7)	$1,541.6	$3,102.3	$325.6	$3,427.9

Net income	—	—	—	—	56.5	56.5	6.6	63.1
Other comprehensive income	—	—	—	105.7	—	105.7	11.7	117.4
Total comprehensive income	—	—	—	105.7	56.5	162.2	18.3	180.5
Other changes in equity:
—Issuance of shares	—	2.9	—	—	—	2.9	—	2.9
—Shares withheld for employee taxes	—	(5.4)	—	—	—	(5.4)	—	(5.4)
—Cancellation of treasury shares	—	—	12.7	—	(12.7)	—	—	—
—Share-based compensation	—	7.0	—	—	—	7.0	—	7.0
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7

	Six months ended June 27, 2026

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2025	$2.6	$2,633.3	$(37.5)	$(917.1)	$1,652.7	$3,334.0	$355.2	$3,689.2

Net income	—	—	—	—	230.6	230.6	13.6	244.2
Other comprehensive income	—	—	—	(12.1)	—	(12.1)	3.5	(8.6)
Total comprehensive income	—	—	—	(12.1)	230.6	218.5	17.1	235.6
Other changes in equity:
—Issuance of shares	—	2.5	—	—	—	2.5	—	2.5
—Shares withheld for employee taxes	—	(8.7)	—	—	—	(8.7)	—	(8.7)
—Repurchase of shares	(0.1)	—	(38.5)	—	—	(38.6)	—	(38.6)
—Cancellation of treasury shares	—	—	76.0	—	(76.0)	—	—	—
—Share-based compensation	—	14.2	—	—	—	14.2	—	14.2
As of June 27, 2026	$2.5	$2,641.3	$—	$(929.2)	$1,807.3	$3,521.9	$372.3	$3,894.2

	Six months ended June 28, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	118.5	118.5	12.9	131.4
Other comprehensive (loss) income	—	—	—	137.2	—	137.2	16.6	153.8
Total comprehensive (loss) income	—	—	—	137.2	118.5	255.7	29.5	285.2
Other changes in equity:
—Issuance of shares	—	4.7	—	—	—	4.7	—	4.7
—Shares withheld for employee taxes	—	(16.9)	—	—	—	(16.9)	—	(16.9)
—Repurchase and cancellation of shares	—	—	—	—	(12.7)	(12.7)	—	(12.7)
—Share-based compensation	—	14.6	—	—	—	14.6		14.6
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(3.5)	(3.5)
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7
The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Introduction
A. Background
Gates Industrial Corporation plc was a public limited company that was registered in England and Wales on September 25, 2017.
On July 20, 2026, Gates Industrial Corporation plc completed a shareholder and court approved scheme of arrangement in the U.K., pursuant to which a new Bermudan holding company, Gates Industrial Corporation Ltd., a Bermuda exempted company limited by shares, became the sole shareholder of Gates Industrial Corporation plc and the parent company of the entire group of Gates Industrial Corporation companies (the “Redomiciliation”).
The Redomiciliation resulted in the Gates Industrial Corporation group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. As the parent company, Gates Industrial Corporation Ltd. does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries.
In these condensed consolidated financial statements and related notes, all references to the “Company”, “Gates,” “we,” “us,” and “our” after the Redomiciliation refer, unless the context requires otherwise, to Gates Industrial Corporation Ltd. and its consolidated subsidiaries and, for periods prior to the Redomiciliation, refer to Gates Industrial Corporation plc and its consolidated subsidiaries.
B. Accounting periods
Our fiscal quarters end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and on December 31 for our fourth fiscal quarter. Accordingly, the condensed consolidated balance sheets as of June 27, 2026 and December 31, 2025, and the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity are presented, where relevant, for the 179 day period from December 31, 2025 to June 27, 2026, with comparative information for the 183 day period from December 28, 2024 to June 28, 2025.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 27, 2026 and the results of its operations and cash flows for the periods ended June 27, 2026 and June 28, 2025. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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

During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of June 27, 2026, the collection of $79.1 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $165.9 million as of December 31, 2025. During the three and six months ended June 27, 2026, we incurred costs in respect of this program of $1.6 million and $3.8 million, respectively. During the three and six months ended June 28, 2025, we incurred costs in respect of this program of $2.5 million and $4.4 million, respectively.
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
•Accounting Standards Update (“ASU”) 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)”
In May 2026, the Financial Accounting Standards Board (“FASB”) issued an ASU to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. This update impacts recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits, or have a regulatory compliance obligation that may be settled with environmental credits. The updated standard is effective for our annual periods beginning in fiscal year 2028 and interim periods beginning in the first quarter of fiscal year 2029, with early adoption permitted. We are currently evaluating the impact the updated standard will have on our consolidated financial statements and disclosures and do not expect the application of this standard to have a material impact.
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

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Power Transmission	$588.5	$550.1	$1,121.7	$1,077.3
Fluid Power	353.1	333.6	671.0	654.0
Net sales	$941.6	$883.7	$1,792.7	$1,731.3
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	June 27, 2026		June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$159.9	$182.3	$154.6	$183.8
Americas, excluding the U.S.	81.9	57.3	74.2	52.6
United Kingdom ("U.K.")	9.1	18.3	12.1	16.9
Luxembourg	77.0	26.8	77.0	23.4
EMEA(1), excluding the U.K. and Luxembourg	105.3	25.7	86.8	25.4
APAC (2), excluding China	73.8	26.1	73.2	21.2
China	81.5	16.6	72.2	10.3
Net sales	$588.5	$353.1	$550.1	$333.6

	Six months ended
	June 27, 2026		June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$312.5	$350.8	$308.9	$351.8
Americas, excluding the U.S.	158.3	111.7	150.5	106.9
United Kingdom ("U.K.")	25.8	30.2	22.4	32.3
Luxembourg	133.6	47.5	139.8	46.2
EMEA(1), excluding the U.K. and Luxembourg	193.9	51.5	172.0	53.1
APAC (2), excluding China	143.3	48.9	144.0	41.7
China	154.3	30.4	139.7	22.0
Net Sales	$1,121.7	$671.0	$1,077.3	$654.0
(1)    Europe, Middle East and Africa (“EMEA”).
(2)    Asia-Pacific (“APAC”).
The following tables summarize our segment net sales into OEM and Aftermarket channels:

	For the three months ended
	June 27, 2026		June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$397.7	$248.8	$366.5	$240.9
OEM	190.8	104.3	183.6	92.7
Net sales	$588.5	$353.1	$550.1	$333.6

	For the six months ended
	June 27, 2026		June 28, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$750.7	$475.5	$716.4	$467.0
OEM	371.0	195.5	360.9	187.0
Net sales	$1,121.7	$671.0	$1,077.3	$654.0
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
•asset impairments;
•restructuring expenses, including severance and restructuring-related expenses; and
•other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.

Adjusted EBITDA by segment was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Power Transmission	$134.8	$122.8	$246.8	$239.5
Fluid Power	76.6	76.4	142.0	147.0
Adjusted EBITDA	$211.4	$199.2	$388.8	$386.5
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	June 27, 2026			June 28, 2025
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$588.5	$353.1	$941.6	$550.1	$333.6	$883.7
Adjusted cost of sales (1)	(334.6)	(213.1)	(547.7)	(319.9)	(198.4)	(518.3)
Adjusted selling, general and administrative expenses ("SG&A") (2)	(131.8)	(74.4)	(206.2)	(119.8)	(69.3)	(189.1)
Depreciation and software amortization	14.8	12.2	27.0	13.0	10.9	23.9
Other adjustments(3)	(2.1)	(1.2)	(3.3)	(0.6)	(0.4)	(1.0)
Adjusted EBITDA	$134.8	$76.6	$211.4	$122.8	$76.4	$199.2

	Six months ended
	June 27, 2026			June 28, 2025
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$1,121.7	$671.0	$1,792.7	$1,077.3	$654.0	$1,731.3
Adjusted cost of sales (1)	(647.1)	(407.4)	(1,054.5)	(628.7)	(392.4)	(1,021.1)
Adjusted selling, general and administrative expenses (2)	(252.4)	(143.1)	(395.5)	(233.5)	(135.5)	(369.0)
Depreciation and software amortization	28.9	24.0	52.9	25.7	21.7	47.4
Other adjustments (3)	(4.3)	(2.5)	(6.8)	(1.3)	(0.8)	(2.1)
Adjusted EBITDA	$246.8	$142.0	$388.8	$239.5	$147.0	$386.5

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
(3)    Other adjustments primarily relates to net foreign currency transaction (loss) gain and insurance (losses) recoveries.

Reconciliation of income from continuing operations before taxes to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Income from continuing operations before taxes	100.2	80.2	178.1	174.0
Interest expense	30.0	28.8	59.9	58.4
Depreciation and amortization	57.1	53.3	112.8	105.5
Transaction-related expense (1)	3.1	—	3.6	0.4
Asset impairments	—	0.2	—	0.8
Restructuring expenses	0.7	13.0	1.4	14.6
Share-based compensation expense	9.4	9.6	15.7	15.7
Inventory adjustments (included in cost of sales)(2)	3.6	4.0	7.6	3.0
Restructuring related expenses (included in cost of sales)	4.0	1.2	6.5	2.4
Restructuring related expenses (included in SG&A)	5.3	3.1	6.6	4.6
Other (income) expenses, excluding foreign currency transaction gain or loss and insurance recoveries(3)	(2.0)	5.8	(3.4)	7.1
Adjusted EBITDA	$211.4	$199.2	$388.8	$386.5
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other(income) expenses excludes foreign currency transaction losses of $1.5 million and $4.3 million and insurance losses of $1.8 million and $2.5 million during the three and six months ended June 27, 2026, respectively, and foreign currency transaction losses of $1.0 million and $2.1 million during the three and six months ended June 28, 2025, respectively.
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
Restructuring expenses by expense type and asset impairments are included in the table below:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Restructuring expenses:
—Severance and related benefit expense	0.5	12.9	0.8	13.0
—Professional service fees	0.1	—	0.1	1.3
—Other net restructuring expenses	0.1	0.1	0.5	0.3
Total restructuring expenses	0.7	13.0	1.4	14.6

—Asset impairments related to restructuring	—	0.2	—	0.8
Total restructuring expenses and asset impairments	$0.7	$13.2	$1.4	$15.4
Restructuring expenses during the three and six months ended June 27, 2026 included $0.7 million and $1.4 million, respectively, of costs related to a global cost reduction effort and reorganization of our operations in Mexico.
Restructuring expenses during both the three and six months ended June 28, 2025 primarily included $12.6 million of severance and other labor and benefits expense related to a global cost reduction effort.

Restructuring expenses and asset impairments by segment were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Power Transmission	$0.4	$8.8	$0.5	$10.0
Fluid Power	0.3	4.4	0.9	5.4
Total restructuring expenses and asset impairments	$0.7	$13.2	$1.4	$15.4
The following summarizes the reserve for restructuring expenses for the six months ended June 27, 2026 and June 28, 2025, respectively:

	Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025
Balance as of the beginning of the period	$16.3	$2.8
Utilized during the period	(6.1)	(4.3)
Charge for the period	1.7	14.7
Released during the period	(0.3)	(0.1)
Foreign currency translation	(0.2)	0.8
Balance as of the end of the period	$11.4	$13.9
Restructuring reserves are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
Certain expenses related to strategic initiatives, not qualified as restructuring under U.S. GAAP, have been provided in the table below:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Other restructuring related expenses:
—Severance and restructuring related expenses included in cost of sales	6.9	1.2	$9.4	$2.4
—Severance and restructuring related expenses included in SG&A	2.4	3.1	3.7	4.6
Total restructuring related expenses	$9.3	$4.3	$13.1	$7.0
Restructuring related expenses during the three and six months ended June 27, 2026 included $3.9 million and $6.3 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $5.4 million and $6.8 million, respectively, of costs related to professional service fees and general severance.
Restructuring related expenses during the three and six months ended June 28, 2025 included $1.3 million and $2.3 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $3.0 million and $4.7 million, respectively, of costs related to professional service fees and general severance.
5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 27, 2026, we had an income tax benefit of $78.0 million on pre-tax income of $100.2 million, which resulted in an effective tax rate of (77.8)%, compared to an income tax expense of $16.8 million on pre-tax income of $80.2 million, which resulted in an effective tax rate of 20.9%, for the three months ended June 28, 2025.

For the three months ended June 27, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $100.7 million, comprised of discrete tax benefits related to $97.1 million of changes in realizability of certain deferred tax assets primarily in Luxembourg, $8.3 million related to unrecognized tax benefits, and $3.5 million related to other net discrete tax benefits, offset by $8.2 million of discrete expense related to an audit settlement in China. For the three months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.2 million, of which $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed, $2.6 million related to excess tax benefits on stock option exercises, and $2.0 million related to changes in the realizability of certain deferred tax assets; offset by $0.6 million of other net discrete tax expenses.
For the six months ended June 27, 2026, we had an income tax benefit of $66.5 million on pre-tax income of $178.1 million, which resulted in an effective tax rate of (37.3)%, compared to an income tax expense of $42.0 million on pre-tax income of $174.0 million, which resulted in an effective tax rate of 24.1%, for the six months ended June 28, 2025.
For the six months ended June 27, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $107.1 million, comprised of a discrete tax benefit of $99.0 million related to the changes in realizability of certain deferred tax assets primarily in Luxembourg, $9.1 million related to unrecognized tax benefits, $4.2 million related to the expected refund of research and development credits from prior years, and $3.0 million related to other net discrete tax benefits; offset by $8.2 million related to an audit settlement in China. For the six months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.1 million, of which $8.6 million related to excess tax benefits on stock option exercises, $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed and $0.6 million other discrete tax benefits, offset by $3.2 million related to changes in the realizability of certain deferred tax assets and $2.1 million related to net unrecognized tax benefits
Deferred Tax Assets and Liabilities
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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of June 27, 2026, it is more likely than not that deferred tax assets in Luxembourg totaling $108.6 million are realizable as a result of facilitating the Redomiciliation which increased Luxembourg’s projected earnings. Accordingly, we recognized $96.6 million of our deferred tax assets as a discrete event in the quarter, while the remaining $12.0 million will be recognized during the year through the effective tax rate. As a result of changes in future taxable profits against which net operating losses and interest carryforward can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.

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
The computation of earnings per share is presented below:

	Three months ended		Six months ended
(dollars in millions, except share numbers and per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income attributable to shareholders	$170.9	$56.5	$230.6	$118.5

Weighted average number of shares outstanding	253,583,256	257,210,697	253,699,489	256,500,437
Dilutive effect of share-based awards	2,552,295	3,258,835	2,718,442	4,505,045
Diluted weighted average number of shares outstanding	256,135,551	260,469,532	256,417,931	261,005,482

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	350,007	442,895	2,217,882	1,273,156

Basic earnings per share	$0.67	$0.22	$0.91	$0.46
Diluted earnings per share	$0.67	$0.22	$0.90	$0.45
7. Inventories

(dollars in millions)	As of June 27, 2026	As of December 31, 2025
Raw materials and supplies	$236.2	$207.4
Work in progress	53.0	40.2
Finished goods	451.4	452.4
Total inventories	$740.6	$700.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2025	$1,343.1	$692.1	$2,035.2
Foreign currency translation	(12.1)	(0.7)	(12.8)
As of June 27, 2026	$1,331.0	$691.4	$2,022.4

9. Intangible assets

	As of June 27, 2026			As of December 31, 2025
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$1,994.5	$(1,419.3)	$575.2	$2,004.3	$(1,366.7)	$637.6
—Technology	90.7	(90.7)	—	90.8	(90.8)	—
—Capitalized software	187.2	(108.9)	78.3	184.2	(98.8)	85.4
	2,272.4	(1,618.9)	653.5	2,279.3	(1,556.3)	723.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,785.8	$(1,662.9)	$1,122.9	$2,792.7	$(1,600.3)	$1,192.4
During the three months ended June 27, 2026, the amortization expense recognized in respect of intangible assets was $35.9 million, compared to $32.1 million for the three months ended June 28, 2025. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $0.4 million for the three months ended June 27, 2026, compared to an increase of $22.6 million for the three months ended June 28, 2025.
During the six months ended June 27, 2026, the amortization expense recognized in respect of intangible assets was $70.5 million, compared to $63.5 million for the six months ended June 28, 2025. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $4.2 million for the six months ended June 27, 2026, compared to an increase of $29.8 million for the six months ended June 28, 2025.
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

The period end fair values of derivative financial instruments were as follows:

		As of June 27, 2026
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$11.4	$18.1	$(20.2)	$(153.4)	$(144.1)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	3.0	7.3	(0.6)	(0.2)	$9.5
—Currency forward contracts	121.6	1.2	—	(0.7)	—	$0.5

Derivatives not designated as hedging instruments:
—Currency forward contracts	10.5	—	—	—	—	$—
		$15.6	$25.4	$(21.5)	$(153.6)	$(134.1)

		As of December 31, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$15.3	$14.5	$—	$(193.0)	$(163.2)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	0.3	1.1	(3.1)	(4.3)	$(6.0)
—Currency forward contracts	122.7	1.0	—	(1.3)	—	$(0.3)

Derivatives not designated as hedging instruments:
—Currency forward contracts	0.1	—	—	—	—	$—
		$16.6	$15.6	$(4.4)	$(197.3)	$(169.5)
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
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net fair value gains (losses) recognized in OCI in relation to:
—Designated cross currency swaps & currency forwards	$1.7	$(118.3)	$17.1	$(152.9)
Total net fair value gains (losses)	$1.7	$(118.3)	$17.1	$(152.9)
During the three and six months ended June 27, 2026, a net gain of $5.8 million and $11.2 million, respectively, was recognized in interest expense in relation to our cross currency swaps and foreign exchange forward contracts that have been designated as net investment hedges, compared to a net gain of $5.7 million and $10.5 million, respectively, during the three and six months ended June 28, 2025.

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
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$5.5	$(3.4)	$17.5	$(7.0)
—Deferred OCI reclassified to net income	—	(6.8)	—	(13.6)
Total movement	$5.5	$(10.2)	$17.5	$(20.6)
C. Derivative instruments not designated as hedging instruments
Prior to second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of June 27, 2026, the notional amount of outstanding currency forward contracts that are not designated as hedging instruments was $0.1 million related to other foreign currencies, compared to $0.1 million as of December 31, 2025. The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Fair value gains recognized in relation to:
—Currency forward contracts recognized in other expense (income)	$—	$(0.3)	$—	$1.1
Total	$—	$(0.3)	$—	$1.1

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
The carrying amount and fair value of our debt are set out below:

	As of June 27, 2026		As of December 31, 2025
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$39.2	$39.2	$36.2	$36.0
Non-current	2,194.3	2,221.6	2,196.3	2,230.2
	$2,233.5	$2,260.8	$2,232.5	$2,266.2
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
C. Assets and liabilities measured at fair value on a recurring basis
The following table categorizes the assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Significant observable inputs (Level 2)	Total
As of June 27, 2026
Derivative assets	$41.0	$41.0
Derivative liabilities	$(175.1)	$(175.1)
Cash equivalents	$33.8	$33.8

As of December 31, 2025
Derivative assets	$32.2	$32.2
Derivative liabilities	$(201.7)	$(201.7)
Cash equivalents	$23.1	$23.1
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
12. Debt

(dollars in millions)	As of June 27, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,280.5	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	454.8	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,235.3	2,240.1
Deferred issuance costs	(22.3)	(25.0)
Accrued interest	20.5	17.4
Total carrying value of debt	2,233.5	2,232.5
Debt, current portion	39.2	36.2
Debt, less current portion	$2,194.3	$2,196.3

Weighted average interest rate	5.71%	5.78%
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
As of June 27, 2026, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.37% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of June 27, 2026, the 2022 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.37% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2024 Dollar Term Loans and 2022 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the six months ended June 27, 2026, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $3.3 million and $1.4 million, respectively.

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
Gates Corporation, a wholly-owned U.S. subsidiary of Gates Industrial Holdco Limited (the parent guarantor and direct subsidiary of Gates Industrial Corporation Ltd.), is the principal obligor under the term loans for U.S. federal income tax purposes and makes the payments due on the term loans. As a result, interest received by lenders of this tranche of debt is U.S. source income.
Unsecured Senior Notes
As of June 27, 2026, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
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
As of both June 27, 2026 and December 31, 2025, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $27.8 million and $29.0 million as of June 27, 2026 and December 31, 2025, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $11.8 million as of June 27, 2026, compared to $12.6 million as of December 31, 2025.

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
Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Pension benefits
(dollars in millions)	Three months ended June 27, 2026		Three months ended June 28, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost:
Employer service cost	$0.3	$0.6	$0.5	$0.5
Settlements and curtailments	—	—	—	—
Interest cost	1.8	4.3	2.0	4.4
Expected return on plan assets	(2.2)	(3.9)	(2.0)	(4.0)
Amortization of prior net actuarial (gain) loss	—	0.6	—	0.5
Total net periodic benefit cost (income)	$(0.1)	$1.6	$0.5	$1.4

	Pension benefits
(dollars in millions)	Six months ended June 27, 2026		Six months ended June 28, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost:
Employer service cost	$0.5	$1.1	$0.9	$1.1
Settlements and curtailments	—	5.2	—	—
Interest cost	3.6	8.6	4.1	8.4
Expected return on plan assets	(4.4)	(7.7)	(4.0)	(7.7)
Amortization of prior net actuarial (gain) loss	—	1.3	(0.1)	1.1
Total net periodic benefit cost (income)	$(0.3)	$8.5	$0.9	$2.9

	Other post-retirement benefit plans
(dollars in millions)	Three months ended		Six months ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Periodic Benefit Cost:
Employer service cost	$—	$—	$—	$—
Settlements and curtailments	—	—	—	—
Interest cost	0.2	0.3	0.5	0.6
Expected return on plan assets	—	—	—	—
Amortization of prior net actuarial (gain) loss	(0.8)	(0.7)	(1.5)	(1.5)
Total net periodic benefit cost (income)	$(0.6)	$(0.4)	$(1.0)	$(0.9)
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and six months ended June 27, 2026, we recognized a charge of $9.4 million and $15.7 million, respectively, compared to $9.6 million and $15.7 million during the three and six months ended June 28, 2025, respectively.
Awards issued under the 2014 Gates Industrial Corporation plc Stock Incentive Plan (the “2014 Plan”)
Gates has a number of share-based incentive awards issued under the 2014 Plan, which was assumed by Gates Industrial Corporation plc and renamed the Gates Industrial Corporation plc Stock Incentive Plan in connection with our initial public offering in January 2018 (our “IPO”) and subsequently assumed by Gates Industrial Corporation Ltd. in connection with our Redomiciliation in July 2026. No new awards have been granted under this plan since 2017. The options granted prior to our IPO were split equally into four tiers, each with specific vesting conditions. Tier I, Tier II and IV options all vested, while the performance conditions associated with Tier III were not achieved and therefore expired during 2022. All the options expire ten years after the date of grant.
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
Awards issued under the Gates Industrial Corporation Ltd. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”)
In conjunction with the initial public offering in January 2018, Gates Industrial Corporation plc adopted the 2018 Plan, which is a long-term incentive program that allows for the issue of a variety of equity-based and cash-based awards, including stock options, SARs and restricted stock units (“RSUs”). In July 2026, Gates Industrial Corporation Ltd. assumed and amended and restated the 2018 Plan and renamed it the Gates Industrial Corporation Ltd. Amended and Restated 2018 Omnibus Incentive Plan.
The SARs issued under this plan take the form of options, except that, generally, no share is issued on exercise; instead, cash equivalent to the increase in the value of the shares from the date of grant to the date of exercise is paid to the employee. These awards are therefore treated as liability awards under Topic 718 “Compensation - Stock Compensation” and are revalued to their fair value at each period end. The SARs and the majority of the share options issued under this plan vest evenly over either three years or four years from the grant date. Certain premium-priced options vested evenly over a three-year period, starting two years from the grant date. All options vest subject to the participant’s continued employment by Gates on the vesting date and expire ten years after the date of grant.
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

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Six months ended June 27, 2026
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	249,722	$7.89
—Tier II	2014 Plan	324,311	$7.99
—Tier IV	2014 Plan	274,963	$12.09
—SARs	Both plans	210,644	$15.51
—Share options	2018 Plan	1,243,613	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		3,138,722	$14.35
Granted during the period:
—SARs	2018 Plan	69,822	$26.24
		69,822	$26.24
Exercised during the period:
—Tier I	2014 Plan	(45,849)	$8.45
—Tier II	2014 Plan	(65,511)	$8.27
—Tier IV	2014 Plan	(84,911)	$11.64
—SARs	Both Plans	(34,156)	$15.38
—Share options	2018 Plan	(110,498)	$14.88
		(340,925)	$11.99
Outstanding at the end of the period:
—Tier I	2014 Plan	203,873	$7.76
—Tier II	2014 Plan	258,800	$7.92
—Tier IV	2014 Plan	190,052	$12.29
—SARs	Both plans	246,310	$18.57
—Share options	2018 Plan	1,133,115	$14.53
—Premium-priced options	2018 Plan	835,469	$18.88
		2,867,619	$14.92

Exercisable at the end of the period		2,766,668	$14.57
Vested and expected to vest at the end of the period		2,867,619	$14.92
As of June 27, 2026, the aggregate intrinsic value of options that were exercisable was $39.4 million, and these options had a weighted average remaining contractual term of 2.8 years. As of June 27, 2026, the aggregate intrinsic value of options that were vested or expected to vest was $39.9 million, and these options had a weighted average remaining contractual term of 3.0 years.
As of June 27, 2026, the unrecognized compensation charge relating to the nonvested options was $0.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.
During the three and six months ended June 27, 2026, cash of $2.0 million and $2.5 million was received in relation to the exercise of vested options, respectively, compared to $2.9 million and $4.7 million during the three and six months ended June 28, 2025, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 27, 2026 was $1.3 million and $2.4 million, respectively, compared to $4.3 million and $18.2 million during the three and six months ended June 28, 2025, respectively.

Summary of movements in RSUs and PRSUs Nonvested

	Six months ended June 27, 2026
	Number of awards	Weighted average grant date fair value $
Nonvested at the beginning of the period:
—RSUs	1,666,000	$18.01
—PRSUs	919,731	$18.91
	2,585,731	$18.33
Granted during the period:
—RSUs	1,031,169	$26.18
—PRSUs	1,108,013	$27.51
	2,139,182	$26.87
Adjusted for performance during the period:
—PRSUs	193,854	$15.88
	193,854	$15.88

Forfeited during the period:
—RSUs	(104,917)	$20.86
—PRSUs	(69,944)	$22.62
	(174,861)	$21.56
Vested during the period:
—RSUs	(816,496)	$16.99
—PRSUs	(514,281)	15.88
	(1,330,777)	$16.56
Nonvested at the end of the period:
—RSUs	1,775,756	$23.06
—PRSUs	1,637,373	$25.16
	3,413,129	$24.07
As of June 27, 2026, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $60.9 million, which is expected to be recognized over a weighted average period of 2.0 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and six months ended June 27, 2026 was $0.3 million and $22.0 million, respectively, compared to $0.2 million and $20.7 million during the three and six months ended June 28, 2025, respectively.

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

	Six months ended
	June 27, 2026	June 28, 2025
Weighted average grant date fair value:
—SARs	$11.68	$9.96
—RSUs	$26.18	$21.60
—PRSUs	$27.51	$23.55

Inputs to the model:
—Expected volatility — SARs	39.8%	41.1%
—Expected volatility — PRSUs	33.9%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	3.8%	4.1%
PRSUs	3.5%	4.0%
15. Equity
Movements in the Company’s number of shares in issue for the six months ended June 27, 2026 and June 28, 2025, respectively, were as follows:

	Six months ended
(number of shares)	June 27, 2026	June 28, 2025
Balance as of the beginning of the period	253,543,540	255,203,987
Exercise of share options	254,125	1,866,110
Vesting of restricted stock units, net of withholding taxes	986,510	1,050,897
Shares repurchased	(1,633,005)	(672,911)
Balance as of the end of the period	253,151,170	257,448,083
In March 2026, the Company repurchased 710,058 shares under the existing share repurchase program in the open market at a total cost of approximately $16.5 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased in March 2026 were cancelled.
In May 2026, the Company repurchased 922,947 shares under the existing share repurchase program in the open market at a total cost of approximately $22.0 million, plus costs paid directly related to the transaction of $0.1 million. All shares repurchased in May 2026 were cancelled. Approximately $155.8 million remained available under the share repurchase program as of June 27, 2026.
On July 22, 2026, the Board of Gates Industrial Corporation Ltd. approved the assumption of the remaining amounts available under the share repurchase program from Gates Industrial Corporation plc.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2025	$(30.5)	$(870.4)	$(16.2)	$(917.1)	$(77.4)	$(994.5)
Foreign currency translation	0.4	(31.3)	—	(30.9)	3.4	(27.5)
Cash flow hedges movements	—	—	13.7	13.7	0.1	13.8
Post-retirement benefit movements	5.1	—	—	5.1	—	5.1
Other comprehensive income (loss)	5.5	(31.3)	13.7	(12.1)	3.5	(8.6)
As of June 27, 2026	$(25.0)	$(901.7)	$(2.5)	$(929.2)	$(73.9)	$(1,003.1)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)
Foreign currency translation	(4.5)	157.8	—	153.3	16.2	169.5
Cash flow hedges movements	—	—	(15.8)	(15.8)	0.4	(15.4)
Post-retirement benefit movements	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive loss	(4.8)	157.8	(15.8)	137.2	16.6	153.8
As of June 28, 2025	$(28.0)	$(899.0)	$(13.0)	$(940.0)	$(80.9)	$(1,020.9)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Purchases	$(4.0)	$(3.8)	$(7.7)	$(7.5)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of June 27, 2026, compared to $0.1 million as of December 31, 2025. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sales	$13.6	$11.0	$24.1	$21.5
Purchases	$(3.7)	$(4.0)	$(7.4)	$(7.9)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of June 27, 2026	As of December 31, 2025
Receivables	$4.9	$3.5
Payables	$(3.1)	$(2.9)

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
B. Warranties
The following summarizes the movements in the warranty liability for the six months ended June 27, 2026 and June 28, 2025, respectively:

	Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025
Balance as of the beginning of the period	$15.5	$16.4
Charge for the period	5.7	5.2
Payments made	(4.7)	(3.6)
Foreign currency translation	0.1	0.4
Balance as of the end of the period	$16.6	$18.4

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse aftermarket channel customers, and to OEMs as specified components, with the majority of our revenue coming from aftermarket channels. Our products are used in applications across numerous end markets, including: automotive aftermarket, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over more than 110 years since Gates’ founding in 1911.
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
During the six months ended June 27, 2026, sales into aftermarket channels accounted for approximately 68% of our total net sales. Our aftermarket sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Aftermarket products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the six months ended June 27, 2026, sales into OEM channels accounted for approximately 32% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.
During the six months ended June 27, 2026, sales in the personal mobility end market continued to experience strong growth, and our aftermarket channel sales grew modestly, including positive core growth in the industrial aftermarket channel. We continue to focus on managing our business through current economic uncertainties, improving our gross margins through our efforts of material cost savings, footprint optimization and productivity. In the first half of 2026, we expect certain one-time footprint optimization, restructuring, and system implementation costs. We anticipate these and other investments and product development in personal mobility and data center opportunities will position us to drive long term growth and margin expansion.

On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. We paid tariffs during fiscal years 2025 and 2026 on certain imported products and materials that were subject to these IEEPA‑based duties. The Company submitted refund claims in the second quarter of 2026 and recognized a receivable for these claims. The Company is evaluating the disposition and potential pass-through of refunds to customers that were charged for tariffs related to these refunds. The ultimate receipt and disposition of IEEPA refunds is not material to the Company’s financial results.
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
Results for the three and six months ended June 27, 2026 compared to the results for the three and six months ended June 28, 2025
Summary Gates Performance

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$941.6	$883.7	$1,792.7	$1,731.3
Cost of sales	555.5	523.5	1,068.6	1,026.5
Gross profit	386.1	360.2	724.1	704.8
Selling, general and administrative expenses	250.7	231.2	477.6	447.4
Transaction-related expenses	3.1	—	3.6	0.4
Asset impairments	—	0.2	—	0.8
Restructuring expenses	0.7	13.0	1.4	14.6
Operating income from continuing operations	131.6	115.8	241.5	241.6
Interest expense	30.0	28.8	59.9	58.4
Other expense	1.4	6.8	3.5	9.2
Income from continuing operations before taxes	100.2	80.2	178.1	174.0
Income tax (benefit) expense	(78.0)	16.8	(66.5)	42.0
Net income from continuing operations	$178.2	$63.4	$244.6	$132.0

Adjusted EBITDA(1)	$211.4	$199.2	$388.8	$386.5
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended June 27, 2026 were $941.6 million, compared to $883.7 million during the prior year period, an increase of 6.6%, or $57.9 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended June 28, 2025	$550.1	$333.6	$883.7
Currency translation	9.5	5.5	15.0
Volume	20.2	2.9	23.1
Pricing	8.7	11.1	19.8
Three months ended June 27, 2026	$588.5	$353.1	$941.6

Net sales during the six months ended June 27, 2026 were $1,792.7 million, compared to $1,731.3 million during the prior year period, an increase of 3.5%, or $61.4 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Six months ended June 28, 2025	$1,077.3	$654.0	$1,731.3
Currency translation	28.7	14.2	42.9
Volume	(4.3)	(17.3)	(21.6)
Pricing	20.0	20.1	40.1
Six months ended June 27, 2026	$1,121.7	$671.0	$1,792.7
Cost of sales
Cost of sales for the three months ended June 27, 2026 was $555.5 million, compared to $523.5 million for the prior year period, an increase of 6.1%, or $32.0 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended June 28, 2025	$523.5
Currency translation	6.2
Volume	16.3
Manufacturing performance	(6.5)
Mix	(0.2)
Inflation	7.8
Tariff	6.9
Inventory impairments and adjustments	(0.3)
Restructuring	2.8
Other	(1.0)
Three months ended June 27, 2026	$555.5
Cost of sales for the six months ended June 27, 2026 was $1,068.6 million, compared to $1,026.5 million for the prior year period, an increase of 4.1%, or $42.1 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Six months ended June 28, 2025	$1,026.5
Currency translation	21.2
Volume	21.7
Manufacturing performance	(37.0)
Mix	(2.0)
Inflation	16.0
Tariff	15.6
Inventory impairments and adjustments	4.6
Restructuring	4.1
Other	(2.1)
Six months ended June 27, 2026	$1,068.6
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 27, 2026 were $250.7 million compared to $231.2 million for the prior year period. This increase of $19.5 million was driven primarily by higher labor and benefits expense of $5.4 million, unfavorable impacts of exchange rates of $3.5 million, an increase in depreciation expense of $3.2 million, and an increase in restructuring expense of $2.2 million. This increase was partially offset by lower corporate owned life insurance expense of $3.0 million.

SG&A expenses for the six months ended June 27, 2026 were $477.6 million compared to $447.4 million for the prior year period. This increase of $30.2 million was driven primarily by higher labor and benefits expense of $9.7 million, unfavorable impacts of exchange rates of $9.6 million, an increase in depreciation expense of $5.4 million and higher consulting and professional fees of $3.1 million. This increase was partially offset by lower corporate owned life insurance expense of $5.2 million.
Transaction-related expenses
Transaction-related expenses of $3.1 million and $3.6 million were incurred during the three and six months ended June 27, 2026, respectively, primarily related to expenses surrounding the previously disclosed acquisition of the belts business from the Timken company, which is expected to close in the second half of 2026, and certain other corporate transactions. Transaction-related expenses of $0.0 million and $0.4 million were incurred during the three and six months ended June 28, 2025, respectively, and were primarily related to certain non-recurring debt related costs.
Restructuring expenses
Restructuring expenses during the three and six months ended June 27, 2026 included $0.7 million and $1.4 million, respectively, of costs related to a global cost reduction effort and reorganization of our operations in Mexico. Restructuring related expenses during the three and six months ended June 27, 2026 included $3.9 million and $6.3 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $5.4 million and $6.8 million, respectively, of costs related to professional service fees and general severance.
Restructuring expenses during both the three and six months ended June 28, 2025 primarily included $12.6 million of severance and other labor and benefits expense related to a global cost reduction effort. Restructuring related expenses during the three and six months ended June 28, 2025 included $1.3 million and $2.3 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $3.0 million and $4.7 million, respectively, of costs related to professional service fees and general severance.

Interest expense
Our interest expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Debt:
Dollar Term Loans	$18.0	$15.6	$35.3	$32.3
Dollar Senior Notes	8.5	8.5	16.9	17.2
	26.5	24.1	52.2	49.5
Amortization of deferred issuance costs	1.5	1.7	3.0	3.2
Other interest expense	2.0	3.0	4.7	5.7
	$30.0	$28.8	$59.9	$58.4
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest expense increased by $1.2 million and $1.5 million during the three and six months ended June 27, 2026, respectively, when compared to the equivalent prior year period, primarily due to a less favorable impact from derivatives, partially offset by lower applicable interest rates on the Dollar Term Loans.

Other expense
Our other expense was as follows:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest income on bank deposits	$(2.5)	$(2.6)	$(4.7)	$(4.8)
Foreign currency transaction loss (gain), net	1.5	1.0	4.3	2.1
Net adjustments related to post-retirement benefits	0.2	0.5	5.6	0.9
Foreign currency loss on hyperinflation remeasurement	1.2	1.0	1.4	2.0
Other	1.0	6.9	(3.1)	9.0
	$1.4	$6.8	$3.5	$9.2
Other expense for the three and six months ended June 27, 2026 was $1.4 million and $3.5 million, respectively, compared to $6.8 million and $9.2 million of expense, respectively, for the three and six months ended June 28, 2025. These changes were primarily driven by a financing related gain primarily due to foreign currency exchange rate movement on intercompany loans and hedging instruments. For the six months ended June 27, 2026, this was partially offset by a pension settlement loss of $5.2 million in March 2026.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
For the three months ended June 27, 2026, we had an income tax benefit of $78.0 million on pre-tax income of $100.2 million, which resulted in an effective tax rate of (77.8)%, compared to an income tax expense of $16.8 million on pre-tax income of $80.2 million, which resulted in an effective tax rate of 20.9%, for the three months ended June 28, 2025.
For the three months ended June 27, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $100.7 million, comprised of discrete tax benefits related to $97.1 million of changes in realizability of certain deferred tax assets primarily in Luxembourg, $8.3 million related to unrecognized tax benefits, and $3.5 million related to other net discrete tax benefits, offset by $8.2 million of discrete expense related to an audit settlement in China. For the three months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.2 million, of which $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed, $2.6 million related to excess tax benefits on stock option exercises, and $2.0 million related to changes in the realizability of certain deferred tax assets, offset by $0.6 million of other net discrete tax expenses.
For the six months ended June 27, 2026, we had an income tax benefit of $66.5 million on pre-tax income of $178.1 million, which resulted in an effective tax rate of (37.3)%, compared to an income tax expense of $42.0 million on pre-tax income of $174.0 million, which resulted in an effective tax rate of 24.1%, for the six months ended June 28, 2025.
For the six months ended June 27, 2026, the effective tax rate was driven primarily by net discrete tax benefits of $107.1 million, comprised of a discrete tax benefit of $99.0 million related to the changes in realizability of certain deferred tax assets primarily in Luxembourg, $9.1 million related to unrecognized tax benefits, $4.2 million related to the expected refund of research and development credits from prior years, and $3.0 million related to other net discrete tax benefits; offset by $8.2 million related to an audit settlement in China. For the six months ended June 28, 2025, the effective tax rate was driven primarily by net discrete tax benefits of $7.1 million, of which $8.6 million related to excess tax benefits on stock option exercises, $3.2 million related to prior year adjustments primarily from various foreign jurisdictions in which returns were filed and $0.6 million other discrete tax benefits, offset by $3.2 million related to changes in the realizability of certain deferred tax assets and $2.1 million related to net unrecognized tax benefits.

In connection with facilitating the Redomiciliation, the Company recognized a tax benefit from the reduction of a valuation allowance on certain foreign deferred tax assets that are expected to be used in future periods. As a result, beginning the second quarter of 2026, the Company’s effective tax rate decreased, and is expected to be followed by an increase during the period in which the foreign deferred tax asset is utilized. Because these items are non-cash in nature and resulted from the non-recurring Redomiciliation rather than the Company’s ordinary operations, the resulting tax benefit in the three months ended June 27, 2026 is not, and the expected tax detriment in future periods will not be, reflected in certain of the Company’s non-GAAP measures, including adjusted net income and the adjusted effective tax rate.

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
After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, we determined that, as of June 27, 2026, it is more likely than not that deferred tax assets in Luxembourg totaling $108.6 million are realizable as a result of facilitating the Redomiciliation which increased Luxembourg’s projected earnings. Accordingly, we recognized $96.6 million of our deferred tax assets as a discrete event in the quarter, while the remaining $12.0 million will be recognized during the year through the effective tax rate. As a result of changes in future taxable profits against which net operating losses and interest carryforward can be utilized, our position and judgment regarding the realizability of these deferred tax assets changed.
Analysis by Operating Segment
Power Transmission (62.5% and 62.6% of Gates’ net sales for the three and six months ended June 27, 2026, respectively)

	Three months ended
(dollars in millions)	June 27, 2026	June 28, 2025	Period over period change
Net sales	$588.5	$550.1	7.0%
Adjusted EBITDA	$134.8	$122.8	9.8%
Adjusted EBITDA margin	22.9%	22.3%

	Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	Period over period change
Net sales	$1,121.7	$1,077.3	4.1%
Adjusted EBITDA	$246.8	$239.5	3.0%
Adjusted EBITDA margin	22.0%	22.2%
Net sales in Power Transmission for the three months ended June 27, 2026, increased by 7.0%, or $38.4 million, compared to the prior year period, driven primarily by an increase in volume of $20.2 million and benefits from pricing of $8.7 million. Our net sales for the three months ended June 27, 2026 were favorably impacted by movements in average currency exchange rates of $9.5 million. As such, core sales increased by 5.3%, or $28.9 million, compared to the prior year period.

Net sales in Power Transmission for the six months ended June 27, 2026, increased by 4.1%, or $44.4 million, compared to the prior year period, driven primarily by benefits from pricing of $20.0 million, partially offset by lower volumes. Our net sales for the six months ended June 27, 2026 were favorably impacted by movements in average currency exchange rates of $28.7 million. As such, core sales increased by 1.5%, or $15.7 million, compared to the prior year period.
Power Transmission’s core sales to industrial customers increased by 9.0% and 6.3% during the three and six months ended June 27, 2026, respectively, compared to the prior year periods. Industrial OEM core sales increased by 13.6% and 10.4% during the three and six months ended June 27, 2026, respectively, particularly in APAC and EMEA. Core sales in the automotive end markets increased by 3.1% during the three months ended June 27, 2026, and decreased by 1.4% during the six months ended June 27, 2026. During the three months ended June 27, 2026, the growth in industrial sales were focused in personal mobility and on highway, which increased by 25.5% and 25.9% respectively. During the six months ended June 27, 2026, the growth in industrial sales were focused in personal mobility and on highway, which increased by 19.8% and 18.7%, respectively. The growth in personal mobility and on highway were primarily focused in EMEA and APAC.
Power Transmission Adjusted EBITDA for the three months ended June 27, 2026 increased by 9.8%, or $12.0 million, compared to the prior year period, driven primarily by an increase in volume, benefits from pricing and favorable manufacturing performance. As a result, Adjusted EBITDA margin was 22.9%, a 60 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the six months ended June 27, 2026 increased by 3.0%, or $7.3 million, compared to the prior year period, driven primarily by favorable manufacturing performance, benefits from pricing and favorable impacts in average currency exchange rates, partially offset by lower volume, increased spend in SG&A and inflationary impacts. As a result, Adjusted EBITDA margin was 22.0%, a 20 basis point decline from the prior year period.
Fluid Power (37.5% and 37.4% of Gates’ net sales for the three and six months ended June 27, 2026, respectively)

	Three months ended
(dollars in millions)	June 27, 2026	June 28, 2025	Period over period change
Net sales	$353.1	$333.6	5.8%
Adjusted EBITDA	$76.6	$76.4	0.3%
Adjusted EBITDA margin	21.7%	22.9%

	Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	Period over period change
Net sales	$671.0	$654.0	2.6%
Adjusted EBITDA	$142.0	$147.0	(3.4%)
Adjusted EBITDA margin	21.2%	22.5%

Net sales in Fluid Power for the three months ended June 27, 2026 increased by 5.8%, or $19.5 million, compared to the prior year period, driven primarily by an $11.1 million benefit from pricing and favorable impacts in average currency exchange rates of $5.5 million. As such, core sales increased by 4.2%, or $14.0 million, compared to the prior year period.
Net sales in Fluid Power for the six months ended June 27, 2026 increased by 2.6%, or $17.0 million, compared to the prior year period, driven primarily by a $20.1 million benefit from pricing, partially offset by lower volumes. Our net sales for the six months ended June 27, 2026 were favorably impacted by movements in average currency exchange rates of $14.2 million. As such, core sales increased by 0.4%, or $2.8 million, compared to the prior year period.
Fluid Power’s core sales to industrial customers increased by 5.6% during the three months ended June 27, 2026, and remained flat for the six months ended June 27, 2026. The growth to industrial customers was primarily driven by industrial OEM core sales, which increased by 11.3% and 2.7% for the three and six months ended June 27, 2026, respectively, particularly in APAC. Fluid Power’s core sales to automotive customers increased by 0.3% and 1.7% for the three and six months ended June 27, 2026, respectively. This increase was driven primarily from automotive aftermarket, particularly in the Americas.
 Fluid Power Adjusted EBITDA for the three months ended June 27, 2026 increased by 0.3%, or $0.2 million, compared to the prior year period, driven primarily by lower volumes and inflationary impacts, partially offset by benefits from pricing. As a result, the Adjusted EBITDA margin was 21.7%, a 120 basis point decline from the prior year period.

 Fluid Power Adjusted EBITDA for the six months ended June 27, 2026 decreased by 3.4%, or $5.0 million, compared to the prior year period, driven primarily by lower volumes and inflationary impacts, partially offset by benefits from pricing. As a result, the Adjusted EBITDA margin was 21.2%, a 130 basis point decline from the prior year period.
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
As market conditions warrant, we may from time to time seek to repurchase securities that we have issued or loans that we have borrowed in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any such purchases of common shares or other securities or loans may be funded by existing cash or by incurring new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases of debt securities or loans may relate to a substantial amount of a particular tranche of debt, with a corresponding reduction, where relevant, in the trading liquidity of that debt. In addition, any such purchases of debt made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which may be material, and result in related adverse tax consequences to us.
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
Cash Flow
Six months ended June 27, 2026 compared to the six months ended June 28, 2025
Cash provided by operating activities was $108.8 million during the six months ended June 27, 2026, compared to cash provided by operating activities of $110.3 million during the prior year period, primarily driven by a $102.8 million increase in deferred income taxes, a $17.3 million unfavorable movement in operating assets and liabilities and higher depreciation and amortization expense of $7.3 million, offset by a $112.8 million increase in net income.
Net cash used in investing activities during the six months ended June 27, 2026, was $41.8 million, compared to $62.0 million in the prior year period. The decrease of cash used in investing activities was primarily driven by decreased capital expenditures of $15.4 million, and a $5.3 million decrease in net cash paid under company-owned life insurance policies, partially offset by $0.6 million fewer proceeds from the sale of property, plant and equipment.
Net cash used in financing activities was $50.8 million during the six months ended June 27, 2026, compared to $33.4 million in the prior year period. Current year outflows were primarily related to $38.7 million paid to acquire shares under our share repurchase program and $8.7 million of employee taxes paid from shares withheld on exercised options. Prior year outflows were primarily related to $13.0 million paid to acquire shares under our share repurchase program, $16.9 million of employee taxes paid from shares withheld on exercised options and $9.4 million in debt repayment.

Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of June 27, 2026	As of December 31, 2025	As of June 27, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,274.9	$1,276.2	$1,280.5	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	446.6	444.7	454.8	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	512.0	511.6	500.0	500.0
	$2,233.5	$2,232.5	$2,235.3	$2,240.1

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
For the three months ended June 27, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 74% of our net sales and 67% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of June 27, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 69% of our total assets and approximately 28% of our total liabilities.
Borrowing Headroom
Our secured revolving credit facility that provides for multi-currency revolving loans has a borrowing capacity of $500.0 million and matures on the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of June 27, 2026, there were letters of credit outstanding against the facility amounting to $27.8 million. As of June 27, 2026, our total committed borrowing headroom was $472.2 million, in addition to cash and cash equivalents balances of $823.5 million.

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

The following table reconciles net income to Adjusted EBITDA:

	Three months ended		Six months ended
(dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$178.0	$63.1	$244.2	$131.4
Loss on disposal of discontinued operations	0.2	0.3	0.4	0.6
Income tax (benefit) expense	(78.0)	16.8	(66.5)	42.0
Interest expense	30.0	28.8	59.9	58.4
Depreciation and amortization	57.1	53.3	112.8	105.5
Share-based compensation expense	9.4	9.6	15.7	15.7
Transaction-related expenses (1)	3.1	—	3.6	0.4
Inventory adjustments (included in cost of sales) (2)	3.6	4.0	7.6	3.0
Restructuring expenses	0.7	13.0	1.4	14.6
Restructuring related expenses (included in cost of sales)	4.0	1.2	6.5	2.4
Restructuring related expenses (included in SG&A)	5.3	3.1	6.6	4.6
Asset impairments	—	0.2	—	0.8
Other expense, excluding foreign currency transaction gain or loss and insurance recoveries (3)	(2.0)	5.8	(3.4)	7.1
Adjusted EBITDA	$211.4	$199.2	$388.8	$386.5
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other(income) expenses excludes foreign currency transaction losses of $1.5 million and $4.3 million and insurance losses of $1.8 million and $2.5 million during the three and six months ended June 27, 2026, respectively, and foreign currency transaction losses of $1.0 million and $2.1 million during the three and six months ended June 28, 2025, respectively.
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

	Three months ended June 27, 2026
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended June 27, 2026	$588.5	$353.1	$941.6
Impact on net sales of movements in currency rates	(9.5)	(5.5)	(15.0)
Core sales for the three months ended June 27, 2026	$579.0	$347.6	$926.6

Net sales for the three months ended June 28, 2025	$550.1	$333.6	$883.7
Increase in net sales	38.4	19.5	57.9
Increase in net sales on a core basis (core sales)	28.9	14.0	42.9

Net sales increase	7.0%	5.8%	6.6%
Core sales increase	5.3%	4.2%	4.9%

	Six months ended June 27, 2026
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the six months ended June 27, 2026	$1,121.7	$671.0	$1,792.7
Impact on net sales of movements in currency rates	(28.7)	(14.2)	(42.9)
Core sales for the six months ended June 27, 2026	$1,093.0	$656.8	$1,749.8

Net sales for the six months ended June 28, 2025	$1,077.3	$654.0	$1,731.3
Increase in net sales	44.4	17.0	61.4
Increase in net sales on a core basis (core sales)	15.7	2.8	18.5

Net sales increase	4.1%	2.6%	3.5%
Core sales increase	1.5%	0.4%	1.1%
Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the twelve months ended June 27, 2026, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $3.2 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation Ltd. is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation Ltd., is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan receivable due to Gates Industrial Holdco and its subsidiaries from the Company, which was $240.7 million and $226.4 million as of June 27, 2026 and December 31, 2025, respectively, (ii) an additional intercompany receivable of $1.5 million as of June 27, 2026 and an intercompany receivable of $7.5 million as of December 31, 2025, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) an additional cash and cash equivalents held by the Company, which was $3.6 million and $7.4 million as of June 27, 2026 and December 31, 2025, respectively.
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
Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 27, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (the “annual report”).

The following disclosure is added as the last risk factor under the caption “Risks Related to Legal and Regulatory Matters” contained in the annual report.

Legislation enacted in Bermuda as to economic substance may affect our operations.
Pursuant to the Economic Substance Act 2018 of Bermuda, as amended, and the Economic Substance Regulations 2018, as amended (collectively, the “ES Act”), that came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda that carries on as a business any one or more of the “relevant activities” referred to in the ES Act . The ES Act will require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda and perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities.
To the extent the Company is conducting a “relevant activity,” we believe it will be the relevant activity of a “holding entity” within the meaning of the ES Act. On this basis, the Company should be subject to only minimum economic substance requirements under the ES Act and related regulations. However, if the Company is deemed to be carrying on another “relevant activity” within the meaning of the ES Act, other than that of a holding entity (such as the relevant activity of financing and leasing or headquarters business), the Company may be required to increase its substance in Bermuda in response to requirements imposed by the ES Act and related regulations. If this were the case, this could result in additional costs that could adversely affect the Company’s financial condition or results of operations.
The following disclosure replaces in its entirety the risk factors under the caption “Risks Related to Tax Matters” contained in the annual report.
Risks Related to Tax Matters
The Company may have future exposure to changes in its tax residency.
The Company intends to conduct its affairs so that it is resident for tax purposes solely in Bermuda. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority, or as a result of any change in the conduct of the Company’s affairs following a review by its directors or for any other reason, the Company could become, or be regarded as having become, a tax resident or otherwise subject to tax in a jurisdiction other than Bermuda. In such an event, the Company may have exposure related to unexpected tax liabilities that would have an adverse effect.
The Company’s effective tax rate may fluctuate.
In connection with the Redomiciliation, the Company recognized a tax benefit from the reduction of a valuation allowance on certain foreign deferred tax assets that are expected to be used in future periods. This is not expected to affect the Company’s cash taxes or adjusted net income per share. However, beginning the second quarter of 2026, the Company’s effective tax rate decreased as a result, and is expected to be followed by an increase during the period in which the foreign deferred tax asset is utilized. As a result, the Company’s results of operations may be negatively impacted during such period.

Bermuda’s limited network of international tax treaties may present an incremental tax risk to the Company, its subsidiaries and their cash flow.
The Company is a Bermuda exempted company intended to be tax resident solely in Bermuda. Bermuda has no comprehensive income tax treaties and only a very limited number of special purpose tax treaties. Certain tax treaty benefits may or will not be available with respect to various intercompany distributions and other intercompany transactions or dispositions. This could adversely impact our ability to make intercompany distributions or engage in other intercompany transactions.
Future changes to tax laws could adversely affect us.
Changes to international tax laws could result in substantially higher taxes and have a significant adverse effect on our operations, financial condition and liquidity. In recent times, the Parliament of the United Kingdom, the European Union, the Organization for Economic Co-operation and Development (“OECD”), the U.S. Congress and other government agencies in jurisdictions where the Company and its affiliates will do business have focused extensively on issues related to the taxation of multinational corporations. As a result, Bermuda, U.K. and U.S. tax laws, as well as tax laws in other countries in which the Company and its affiliates do business, could change, including on a retroactive basis, and any such changes could adversely affect the Company and its affiliates.
Specifically, further changes in the tax laws of the various jurisdictions in which we operate could arise as a result of the Base Erosion and Profit Shifting (“BEPS”) project undertaken by the OECD. The OECD represents a coalition of member countries that encompasses most of the jurisdictions in which we operate. In October 2021, the OECD announced the OECD/G20 Inclusive Framework of Base Erosion and Profit Shifting (the “BEPS Framework”), which involved a two-pillar solution to reform international taxation. Pillar Two establishes a global minimum tax regime that applies to multinational enterprises with global revenue of at least €750 million in at least two years out of the four previous years. Under Pillar Two, a top-up tax can be imposed in each jurisdiction in which the group operates if the effective tax rate in such jurisdiction is less than 15%. Under certain charging rules, the top-up tax may be collected in a jurisdiction other than the jurisdiction where profits arise solely because a member of a multinational enterprise group is located in a jurisdiction that has implemented such charging rules pursuant to Pillar Two. Most jurisdictions in which we operate have introduced legislation to implement Pillar Two, which could result in the taxation of the profits of Gates affiliates worldwide.
Bermuda has not adopted Pillar Two. Instead, a 15% corporate income tax was introduced in Bermuda in 2023 pursuant to the Bermuda Corporate Income Tax Act 2023, as amended, and became fully effective on January 1, 2025. Bermuda’s corporate income tax only applies to profits arising in Bermuda and not to profits arising in non-Bermuda subsidiaries. This 15% corporate income tax could apply to the Company notwithstanding that the Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any future legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to the Company or to any of its operations or shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by the Company in respect of real property owned or leased by it in Bermuda.
In addition, the BEPS Framework, as well as legislative changes in many countries, has resulted in various initiatives that require the sharing of company financial and operational information with taxing authorities on a local or global basis. This may lead to greater audit scrutiny of profits earned in other countries as well as disagreements between jurisdictions associated with the proper allocation of profits between jurisdictions.
Overall, ongoing developments relating to the BEPS Framework, including Pillar Two and the Bermuda corporate income tax, could adversely affect our financial position through increasing our tax liabilities on a worldwide basis. The impact that these tax law changes will have on the Company is uncertain.
The following disclosure replaces in its entirety the risk factors under the caption “Risks Related to the Ownership of our Ordinary Shares” contained in the annual report.
Risks Related to the Ownership of our Common Shares
Because we have no current plans to pay dividends on our common shares, our shareholders may not receive any return on their investments unless they sell their common shares for a price greater than that which they paid.

We have no current plans to pay dividends on our common shares. The declaration, amount and payment of any future dividends on our common shares will, subject to contractual, legal, tax and regulatory restrictions, be at the sole discretion of our Board. Our Board may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, our shareholders may not receive any return on an investment in our common shares unless such shares are sold for a price greater than that which was paid for them.
If we were to issue preference shares, they may have rights, preferences and privileges that adversely affect our common shares or our other securities.
The Company is authorized under its amended and restated bye-laws (“Bye-laws”) to issue preference shares, with such rights, preferences and privileges as may be determined from time-to-time by our Board. Similarly, our Board is empowered to issue preference shares with nominal value in any currency and with, or having attached to them, such powers, designations, preferences, voting rights, rights and terms of redemption, and relative participating, optional or other special rights and qualifications, limitations and restrictions attaching thereto as our Board may determine, including rights to (a) receive dividends (which may include rights to receive preferential or cumulative dividends), (b) distributions made on a winding up of the Company and (c) be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of shares, at such price or prices (subject to the Companies Act 1981 of Bermuda, as may be amended from time to time (the “Bermuda Companies Act”)) or at such rates of exchange and with such adjustments as may be determined by our Board.
No preference shares are presently issued and outstanding and we have no immediate plans to issue preference shares. The issue of preference shares, depending on the rights, preferences and privileges attributable to the preference shares, could adversely reduce the voting rights and powers of our common shares and the portion of our assets allocated for distribution to our shareholders in a liquidation event, and could also result in dilution in the net book value per share of our common shares. We cannot assure you that we will not, under certain circumstances, issue preference shares for the purposes of raising capital, a shareholder rights plan or otherwise. However, the Company does not have a shareholder rights plan, or poison pill, and any rights plan adopted by our Board without prior shareholder approval will automatically terminate one year after adoption of the plan unless the plan is approved by shareholders prior to such termination.
U.S. investors may have difficulty enforcing judgments against the Company, its directors and its officers.
There is doubt as to whether Bermuda courts would enforce certain civil liabilities under U.S. securities laws in original actions or in judgments of U.S. courts based upon these civil liability provisions. We have been advised by our Bermuda counsel that there is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against the Company or its directors and officers depends on whether the U.S. court that entered the judgment is recognized by a Bermuda court as having jurisdiction over the Company or its directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not U.S.) law.
In addition, and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to Bermuda public policy. We have been advised that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, may not be available under Bermuda law or enforceable in a Bermuda court, as they may be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against the Company or its directors and officers for alleged violations of U.S. federal securities laws because these do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on the Company or its directors and officers if the facts alleged in a federal securities law complaint or the fact of breaching or possibly breaching federal securities law constitute or give rise to a cause of action under Bermuda law (for example, a claim against directors for breach of fiduciary duty for failing to act in the best interests of the company because they have caused or allowed the company to breach U.S. federal securities law).

Our Bye-laws generally restrict the Company’s shareholders from bringing legal action against its officers and directors.
Our Bye-laws contain customary provisions for the indemnification and protection of directors and officers, including a general waiver by the Company’s shareholders for any claim or right of action a shareholder might have (whether individually or by or in the right of the Company) against any director or officer of the Company on account of any action taken by such director or officer, or the failure of such director or officer to take any action in the performance of such director’s or officer’s duties with or for the Company or any subsidiary of the Company; provided that such waiver will not extend to any matter in respect of any fraud or dishonesty which may attach to such director or officer nor shall such waiver extend to any claims of violations of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which waiver would be prohibited by Sections 14 of the Securities Act and 29(a) of the Exchange Act. Consequently, this waiver limits the right of the Company’s shareholders to assert claims against the Company’s officers and directors unless the act or failure to act involves fraud or dishonesty or involves claims of violations of the Securities Act or the Exchange Act.
Our Bye-laws provide that the Supreme Court of Bermuda will have exclusive jurisdiction in the event of any dispute that arises concerning the Bermuda Companies Act or out of or in connection with our Bye-laws.
Our Bye-laws provide that in the event that any dispute arises concerning the Bermuda Companies Act or out of or in connection with our Bye-laws, including any question regarding the existence and scope of any bye-law and/or whether there has been any breach of the Bermuda Companies Act or our Bye-laws by an officer or director of the Company (whether or not such a claim is brought in the name of a shareholder or in the name of the Company), any such dispute shall be subject to the exclusive jurisdiction of the Supreme Court of Bermuda. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors and officers, which may discourage lawsuits against us and our directors and officers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended June 27, 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
3/29/2026 - 4/25/2026	—	$—	—	$177.8
4/26/2026 - 5/23/2026	918,247	$24.0175	918,247	$155.9
5/24/2026 - 6/27/2026	4,700	$24.9573	4,700	$155.8
Total	922,947	$24.0222	922,947	$155.8
(1)    Does not include commissions or other costs paid to repurchase shares.
(2)    The share repurchase program was established in October 2025, allowing for up to $300 million in authorized share repurchases of our ordinary shares, exclusive of commissions, through December 2026. Under this publicly announced program, we were authorized to repurchase ordinary shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In May 2026, we repurchased approximately $22.0 million of our ordinary shares under the share repurchase program pursuant to a share repurchase contract. Approximately $155.8 million remained available under the share repurchase program as of June 27, 2026.
Item 5. Other Information
Trading Arrangements
During the three months ended June 27, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits

Exhibit No.	Description
3.1	Memorandum of Association of Gates Industrial Corporation Ltd. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38366))
3.2
Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))

3.3
Amended and Restated Bye-laws of Gates Industrial Corporation Ltd. (incorporated by reference from Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38366))

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 27, 2026, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2026 and June 28, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2026 and June 28, 2025, (iii) Condensed Consolidated Balance Sheets as of June 27, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2026 and June 28, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 27, 2026 and June 28, 2025, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

GATES INDUSTRIAL CORPORATION LTD. (Registrant)
By:	/s/ L. Brooks Mallard
	Name:	L. Brooks Mallard
	Title:	Chief Financial Officer
(On behalf of the Registrant)

By:	/s/ John S. Patouhas
	Name:	John S. Patouhas
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: July 31, 2026