Form 10-Q
period 2026-09-26
Gates Industrial Corp Ltd.
filed 2026-10-30
CIK 1718512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 28, 2026, there were 251,137,390 common shares of $0.01 par value per share outstanding.

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

ABOUT THIS QUARTERLY REPORT
Financial Statement Presentation
Gates Industrial Corporation plc was incorporated under the Companies Act 2006 on September 25, 2017 and registered in England and Wales. On July 20, 2026, the Gates Industrial Corporation group parent company changed its jurisdiction of incorporation from England and Wales to Bermuda. As a result, Gates Industrial Corporation Ltd., an exempted company limited by shares incorporated under the laws of Bermuda, became the Gates Industrial Corporation group parent company. For additional information, refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report.
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

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
(dollars in millions, except per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$903.6	$855.7	$2,696.3	$2,587.0
Cost of sales	520.3	514.1	1,588.9	1,540.6
Gross profit	383.3	341.6	1,107.4	1,046.4
Selling, general and administrative expenses	247.4	219.2	725.0	666.6
Transaction-related expenses	4.0	0.1	7.6	0.5
Asset impairments	—	0.4	—	1.2
Restructuring expenses	0.6	6.5	2.0	21.1
Operating income from continuing operations	131.3	115.4	372.8	357.0
Interest expense	30.5	34.9	90.4	93.3
Other income	(7.5)	(14.3)	(4.0)	(5.1)
Income from continuing operations before taxes	108.3	94.8	286.4	268.8
Income tax expense (benefit)	16.7	6.1	(49.8)	48.1
Net income from continuing operations	91.6	88.7	336.2	220.7
Loss on disposal of discontinued operations, net of tax, respectively, of $0, $0, $0 and $0	0.2	0.1	0.6	0.7
Net income	91.4	88.6	335.6	220.0
Less: non-controlling interests	4.9	7.0	18.5	19.9
Net income attributable to shareholders	$86.5	$81.6	$317.1	$200.1

Earnings per share
Basic
Earnings per share from continuing operations	$0.34	$0.32	$1.25	$0.78
Earnings per share from discontinued operations	$—	$—	—	—
Earnings per share	$0.34	$0.32	$1.25	$0.78

Diluted
Earnings per share from continuing operations	$0.34	$0.31	$1.24	$0.77
Earnings per share from discontinued operations	$—	$—	—	—
Earnings per share	$0.34	$0.31	$1.24	$0.77
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$91.4	$88.6	$335.6	$220.0
Other comprehensive income (loss)
Foreign currency translation:
—Net translation gain (loss) on foreign operations, net of tax benefit (expense), respectively, of $0.1, $(0.4), $0.2, and $(0.4).	7.1	(5.7)	(42.3)	312.1
—(Loss) gain on net investment hedges, net of tax benefit (expense), respectively, of $2.3, $(2.7), $7.1, and $1.9.	(17.3)	17.8	4.6	(130.5)
Total foreign currency translation movements	(10.2)	12.1	(37.7)	181.6
Cash flow hedges (interest rate and currency forward derivatives):
— Gain (loss) arising in the period, net of tax (expense) benefit, respectively, of $(5.4), $0.3, $(9.1) and $2.1.	15.0	(1.8)	28.8	(7.0)
—Reclassification to net income, net of tax benefit, respectively, of $0, $0, $0, and $3.4.	—	—	—	(10.2)
Total cash flow hedges movements	15.0	(1.8)	28.8	(17.2)
Post-retirement benefits:
—Reclassification of prior year actuarial movements to net income, net of tax benefit, respectively, of $0, $0, $0.1 and $0.2.	(0.2)	(0.2)	4.9	(0.5)
Total post-retirement benefits movements	(0.2)	(0.2)	4.9	(0.5)
Other comprehensive income (loss)	4.6	10.1	(4.0)	163.9
Comprehensive income for the period	$96.0	$98.7	$331.6	$383.9

Comprehensive income attributable to shareholders:
—Income arising from continuing operations	$83.9	$93.4	$302.8	$349.7
—Loss arising from discontinued operations	(0.2)	(0.1)	(0.6)	(0.7)
	83.7	93.3	302.2	349.0
Comprehensive income attributable to non-controlling interests	12.3	5.4	29.4	34.9
	$96.0	$98.7	$331.6	$383.9
The accompanying notes form an integral part of these condensed consolidated financial statements.

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Balance Sheets

(dollars in millions, except share numbers and per share amounts)	As of September 26, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$830.8	$812.1
Trade accounts receivable, net	885.8	744.2
Inventories	812.9	700.0
Taxes receivable	40.0	43.4
Prepaid expenses and other assets	190.7	181.8
Total current assets	2,760.2	2,481.5
Non-current assets
Property, plant and equipment, net	597.6	609.0
Goodwill	2,025.6	2,035.2
Pension surplus	6.8	7.6
Intangible assets, net	1,092.7	1,192.4
Right-of-use assets	140.6	137.1
Taxes receivable	31.1	5.4
Deferred income taxes	728.6	640.0
Other non-current assets	51.3	43.2
Total assets	$7,434.5	$7,151.4
Liabilities and equity
Current liabilities
Debt, current portion	$30.0	$36.2
Trade accounts payable	441.9	433.7
Taxes payable	33.7	27.0
Accrued expenses and other current liabilities	304.3	238.5
Total current liabilities	809.9	735.4
Non-current liabilities
Debt, less current portion	2,190.9	2,196.3
Post-retirement benefit obligations	58.4	68.8
Lease liabilities	125.0	124.5
Taxes payable	72.2	62.1
Deferred income taxes	40.9	49.3
Other non-current liabilities	196.3	225.8
Total liabilities	3,493.6	3,462.2
Commitments and contingencies (Note 18)
Shareholders’ equity
—Shares, par value of $0.01 each - authorized shares: 3,000,000,000; outstanding shares: 251,130,549 (December 31, 2025: authorized shares: 3,000,000,000; outstanding shares: 253,543,540)	2.5	2.6
—Additional paid-in capital	2,651.9	2,633.3
—Accumulated other comprehensive loss	(932.0)	(917.1)
—Treasury shares	—	(37.5)
—Retained earnings	1,836.4	1,652.7
Total shareholders’ equity	3,558.8	3,334.0
Non-controlling interests	382.1	355.2
Total equity	3,940.9	3,689.2
Total liabilities and equity	$7,434.5	$7,151.4

The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025
Cash flows from operating activities
Net income	$335.6	$220.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.2	159.1
Foreign exchange and other non-cash financing income	(26.0)	(20.3)
Share-based compensation expense	24.3	22.4
Decrease in post-employment benefit obligations, net	(4.4)	(13.1)
Deferred income taxes	(115.9)	(6.3)
Asset impairments	—	1.2
Gain on disposal of property, plant and equipment	0.1	0.2
Other operating activities	5.2	4.7
Changes in operating assets and liabilities:
—Accounts receivable	(144.5)	(71.4)
—Inventories	(118.0)	(6.7)
—Accounts payable	8.1	(40.9)
—Prepaid expenses and other assets	9.5	0.9
—Taxes payable	(1.0)	(30.7)
—Other liabilities	27.8	(10.8)
Net cash provided by operating activities	170.0	208.3
Cash flows from investing activities
Purchases of property, plant and equipment	(53.8)	(54.4)
Purchases of intangible assets	(8.6)	(26.0)
Cash paid under company-owned life insurance policies	(11.0)	(10.4)
Cash received under company-owned life insurance policies	9.4	2.4
Proceeds from the sale of property, plant and equipment	1.0	2.2
Settlement of net investment hedges	15.9	—
Other investing activities	—	(0.7)
Net cash used in investing activities	(47.1)	(86.9)
Cash flows from financing activities
Issuance of shares	3.5	9.8
Repurchase of shares	(96.1)	(13.0)
Payments of long-term debt	(9.4)	(114.1)
Employee taxes paid from shares withheld	(8.7)	(20.1)
Dividends paid to non-controlling interests	(2.5)	(6.5)
Other financing activities	7.8	9.0
Net cash used in financing activities	(105.4)	(134.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.3	21.0
Net increase in cash and cash equivalents and restricted cash	18.8	7.5
Cash and cash equivalents and restricted cash at the beginning of the period	815.0	684.8
Cash and cash equivalents and restricted cash at the end of the period	$833.8	$692.3
Supplemental schedule of cash flow information
Interest paid	$90.4	$95.9
Income taxes paid	$65.0	$84.4
Accrued capital expenditures	$2.5	$2.2
The accompanying notes form an integral part of these condensed consolidated financial statements

Gates Industrial Corporation Ltd.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended September 26, 2026

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 27, 2026	$2.5	$2,641.3	$—	$(929.2)	$1,807.3	$3,521.9	$372.3	$3,894.2

Net income	—	—	—	—	86.5	86.5	4.9	91.4
Other comprehensive (loss) income	—	—	—	(2.8)	—	(2.8)	7.4	4.6
Total comprehensive (loss) income	—	—	—	(2.8)	86.5	83.7	12.3	96.0
Other changes in equity:
—Issuance of shares	—	1.0	—	—	—	1.0	—	1.0
—Repurchase of shares	—	—	(57.4)	—	—	(57.4)	—	(57.4)
—Cancellation of treasury shares	—	—	57.4	—	(57.4)	—	—	—
—Share-based compensation	—	9.6	—	—	—	9.6	—	9.6
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(2.5)	(2.5)
As of September 26, 2026	$2.5	$2,651.9	$—	$(932.0)	$1,836.4	$3,558.8	$382.1	$3,940.9

	Three months ended September 27, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of June 28, 2025	$2.6	$2,621.0	$—	$(940.0)	$1,585.4	$3,269.0	$342.7	$3,611.7

Net income	—	—	—	—	81.6	81.6	7.0	88.6
Other comprehensive income (loss)	—	—	—	11.7	—	11.7	(1.6)	10.1
Total comprehensive income	—	—	—	11.7	81.6	93.3	5.4	98.7
Other changes in equity:
—Issuance of shares	—	5.1	—	—	—	5.1	—	5.1
—Shares withheld for employee taxes	—	(3.2)	—	—	—	(3.2)	—	(3.2)
—Cancellation of treasury shares	—	—	—	—	—	—	—	—
—Share-based compensation	—	5.8	—	—	—	5.8	—	5.8
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(3.0)	(3.0)
As of September 27, 2025	$2.6	$2,628.7	$—	$(928.3)	$1,667.0	$3,370.0	$345.1	$3,715.1

	Nine months ended September 26, 2026

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 31, 2025	$2.6	$2,633.3	$(37.5)	$(917.1)	$1,652.7	$3,334.0	$355.2	$3,689.2

Net income	—	—	—	—	317.1	317.1	18.5	335.6
Other comprehensive (loss) income	—	—	—	(14.9)	—	(14.9)	10.9	(4.0)
Total comprehensive (loss) income	—	—	—	(14.9)	317.1	302.2	29.4	331.6
Other changes in equity:
—Issuance of shares	—	3.5	—	—	—	3.5	—	3.5
—Shares withheld for employee taxes	—	(8.7)	—	—	—	(8.7)	—	(8.7)
—Repurchase of shares	(0.1)	—	(95.9)	—	—	(96.0)	—	(96.0)
—Cancellation of treasury shares	—	—	133.4	—	(133.4)	—	—	—
—Share-based compensation	—	23.8	—	—	—	23.8	—	23.8
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(2.5)	(2.5)
As of September 26, 2026	$2.5	$2,651.9	$—	$(932.0)	$1,836.4	$3,558.8	$382.1	$3,940.9

	Nine months ended September 27, 2025

(dollars in millions)	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity	Non- controlling interests	Total equity
As of December 28, 2024	$2.6	$2,618.6	$—	$(1,077.2)	$1,479.6	$3,023.6	$316.7	$3,340.3

Net income	—	—	—	—	200.1	200.1	19.9	220.0
Other comprehensive income	—	—	—	148.9	—	148.9	15.0	163.9
Total comprehensive income	—	—	—	148.9	200.1	349.0	34.9	383.9
Other changes in equity:
—Issuance of shares	—	9.8	—	—	—	9.8	—	9.8
—Shares withheld for employee taxes	—	(20.1)	—	—	—	(20.1)	—	(20.1)
—Repurchase and cancellation of shares	—	—	—	—	(12.7)	(12.7)	—	(12.7)
—Share-based compensation	—	20.4	—	—	—	20.4		20.4
—Dividends paid to non-controlling interests	—	—	—	—	—	—	(6.5)	(6.5)
As of September 27, 2025	$2.6	$2,628.7	$—	$(928.3)	$1,667.0	$3,370.0	$345.1	$3,715.1
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
B. Accounting periods
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
C. Basis of preparation
The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars unless otherwise indicated. The condensed consolidated financial statements and related notes contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 26, 2026 and the results of its operations and cash flows for the periods ended September 26, 2026 and September 27, 2025. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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

During 2021, the Company implemented a program with an unrelated third party under which we may periodically sell trade accounts receivable from one of our aftermarket customers with whom we have extended payment terms as part of a commercial agreement. The purpose of using this program is to generally offset the working capital impact resulting from this terms extension. All eligible accounts receivable from this customer are covered by the program, and any factoring is solely at our option. Following the factoring of a qualifying receivable, because we maintain no continuing involvement in the underlying receivable, and collectability risk is fully transferred to the unrelated third party, we account for these transactions as a sale of a financial asset and derecognize the asset. Cash received under the program is classified as operating cash inflows in the consolidated statement of cash flows. As of September 26, 2026, the collection of $124.3 million of our trade accounts receivable had been accelerated under this program, compared to the accelerated collection of $165.9 million as of December 31, 2025. During the three and nine months ended September 26, 2026, we incurred costs in respect of this program of $2.0 million and $5.8 million, respectively. During the three and nine months ended September 27, 2025, we incurred costs in respect of this program of $2.1 million and $6.5 million, respectively.
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
•ASU 2025-06 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40)”
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

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Power Transmission	$560.1	$533.3	$1,681.8	$1,610.6
Fluid Power	343.5	322.4	1,014.5	976.4
Net sales	$903.6	$855.7	$2,696.3	$2,587.0
Our commercial function is organized by region and therefore, in addition to reviewing net sales by our reporting segments, the CEO also reviews net sales information disaggregated by region, including between emerging and developed markets.
The following table summarizes our net sales by key geographic region of origin:

	Three months ended
	September 26, 2026		September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$161.9	$181.9	$149.4	$170.8
Americas, excluding the U.S.	79.5	56.0	79.1	52.2
United Kingdom ("U.K.")	9.1	16.4	8.2	16.7
Luxembourg	68.5	24.4	61.4	23.8
EMEA(1), excluding the U.K. and Luxembourg	88.1	24.9	88.4	26.4
China	75.4	16.4	73.2	11.0
APAC (2), excluding China	77.6	23.5	73.6	21.5
Net sales	$560.1	$343.5	$533.3	$322.4

	Nine months ended
	September 26, 2026		September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
U.S.	$474.4	$532.7	$458.3	$522.6
Americas, excluding the U.S.	237.8	167.7	229.6	159.1
United Kingdom ("U.K.")	34.9	46.6	30.6	49.0
Luxembourg	202.1	71.9	201.2	70.0
EMEA(1), excluding the U.K. and Luxembourg	282.0	76.4	260.4	79.5
China	229.7	46.8	212.9	33.0
APAC (2), excluding China	220.9	72.4	217.6	63.2
Net Sales	$1,681.8	$1,014.5	$1,610.6	$976.4
(1)    Europe, Middle East and Africa (“EMEA”).
(2)    Asia-Pacific (“APAC”).
The following tables summarize our segment net sales into OEM and Aftermarket channels:

	For the three months ended
	September 26, 2026		September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$375.6	$242.3	$353.1	$235.4
OEM	184.5	101.2	180.2	87.0
Net sales	$560.1	$343.5	$533.3	$322.4

	For the nine months ended
	September 26, 2026		September 27, 2025
(dollars in millions)	Power Transmission	Fluid Power	Power Transmission	Fluid Power
Aftermarket	$1,126.3	$717.8	$1,069.5	$702.4
OEM	555.5	296.7	541.1	274.0
Net sales	$1,681.8	$1,014.5	$1,610.6	$976.4
D. Measure of segment profit or loss
The CEO uses Adjusted EBITDA, as defined below, to measure the profitability of each segment. Adjusted EBITDA is, therefore, the measure of segment profit or loss presented in Gates’ segment disclosures.
“EBITDA” represents net income from continuing operations for the period before net interest and other income, income taxes, depreciation and amortization.
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
•asset impairments;
•restructuring expenses, including severance and restructuring-related expenses; and
•other expenses (income), excluding foreign currency transaction gain or loss and insurance recoveries.

Adjusted EBITDA by segment was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Power Transmission	$137.1	$122.1	$383.9	$361.6
Fluid Power	78.3	73.7	220.3	220.7
Adjusted EBITDA	$215.4	$195.8	$604.2	$582.3
The table below represents the segment profit or loss provided to the CEO on a quarterly basis:

	Three months ended
	September 26, 2026			September 27, 2025
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$560.1	$343.5	$903.6	$533.3	$322.4	$855.7
Adjusted cost of sales (1)	(308.8)	(204.2)	(513.0)	(313.4)	(196.0)	(509.4)
Adjusted selling, general and administrative expenses ("SG&A") (2)	(128.2)	(72.4)	(200.6)	(113.4)	(65.6)	(179.0)
Depreciation and software amortization	14.5	12.0	26.5	12.8	11.0	23.8
Other adjustments(3)	(0.5)	(0.6)	(1.1)	2.8	1.9	4.7
Adjusted EBITDA	$137.1	$78.3	$215.4	$122.1	$73.7	$195.8

	Nine months ended
	September 26, 2026			September 27, 2025
	Power Transmission	Fluid Power	Total	Power Transmission	Fluid Power	Total
Net sales	$1,681.8	$1,014.5	$2,696.3	$1,610.6	$976.4	$2,587.0
Adjusted cost of sales (1)	(955.9)	(611.7)	(1,567.6)	(942.2)	(588.3)	(1,530.5)
Adjusted selling, general and administrative expenses (2)	(380.6)	(215.5)	(596.1)	(346.8)	(201.1)	(547.9)
Depreciation and software amortization	43.5	35.9	79.4	38.5	32.6	71.1
Other adjustments (3)	(4.9)	(2.9)	(7.8)	1.5	1.1	2.6
Adjusted EBITDA	$383.9	$220.3	$604.2	$361.6	$220.7	$582.3

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
(3)    Other adjustments primarily relates to net foreign currency transaction (loss) gain and insurance (losses) recoveries.

Reconciliation of income from continuing operations before taxes to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Income from continuing operations before taxes	108.3	94.8	286.4	268.8
Interest expense	30.5	34.9	90.4	93.3
Depreciation and amortization	56.4	53.6	169.2	159.1
Transaction-related expense (1)	4.0	0.1	7.6	0.5
Asset impairments	—	0.4	—	1.2
Restructuring expenses	0.6	6.5	2.0	21.1
Share-based compensation expense	8.6	6.7	24.3	22.4
Inventory adjustments (included in cost of sales)(2)	1.8	2.6	9.4	5.6
Restructuring related expenses (included in cost of sales)	5.5	2.1	12.0	4.5
Restructuring related expenses (included in SG&A)	8.2	3.7	14.8	8.3
Other (income) expenses, excluding foreign currency transaction gain or loss and insurance recoveries(3)	(8.5)	(4.4)	(11.9)	2.7
Cybersecurity incident insurance recovery (4)	—	(5.2)	—	(5.2)
Adjusted EBITDA	$215.4	$195.8	$604.2	$582.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other (income) expenses excludes foreign currency transaction (gains) losses of $(1.1) million and $3.2 million and insurance losses of $2.2 million and $4.7 million during the three and nine months ended September 26, 2026, respectively, and foreign currency transaction losses and insurance recoveries of $9.9 million and $7.8 million during the three and nine months ended September 27, 2025, respectively.
(4)    In July 2025, we received insurance recoveries related to a previously disclosed cybersecurity incident that occurred in February 2023 for which we previously excluded $5.2 million of expenses from Adjusted EBITDA.

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
Restructuring expenses by expense type and asset impairments are included in the table below:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Restructuring expenses:
—Severance and related benefit expense	0.3	6.2	1.1	19.2
—Professional service fees	(0.1)	0.1	—	1.4
—Other net restructuring expenses	0.4	0.2	0.9	0.5
Total restructuring expenses	0.6	6.5	2.0	21.1

—Asset impairments related to restructuring	—	0.4	—	1.2
Total restructuring expenses and asset impairments	$0.6	$6.9	$2.0	$22.3

Restructuring expenses during the three and nine months ended September 26, 2026 included $0.6 million and $2.0 million, respectively, of costs related to a global cost reduction effort, severance and labor costs as well as reorganization of our operations in Mexico.
Restructuring expenses during the three and nine months ended September 27, 2025 included $0.3 million and $12.9 million, respectively, of severance and other labor and benefits expense related to a global cost reduction effort. In addition, during the three and nine months ended September 27, 2025, we incurred restructuring expenses of $4.7 million related to a manufacturing reduction in force in the Americas.
Restructuring expenses and asset impairments by segment were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Power Transmission	$0.1	$4.2	$0.6	$14.2
Fluid Power	0.5	2.7	1.4	8.1
Total restructuring expenses and asset impairments	$0.6	$6.9	$2.0	$22.3
The following summarizes the reserve for restructuring expenses for the nine months ended September 26, 2026 and September 27, 2025, respectively:

	Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025
Balance as of the beginning of the period	$16.3	$2.8
Utilized during the period	(7.4)	(7.6)
Charge for the period	2.3	21.6
Released during the period	(0.3)	(0.5)
Foreign currency translation	(0.2)	0.4
Balance as of the end of the period	$10.7	$16.7
Restructuring reserves are included in the condensed consolidated balance sheet within the accrued expenses and other current liabilities line.
Certain expenses related to strategic initiatives, not qualified as restructuring under U.S. GAAP, have been provided in the table below:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Other restructuring related expenses:
—Severance and restructuring related expenses included in cost of sales	5.5	2.1	$12.0	$4.5
—Severance and restructuring related expenses included in SG&A	8.2	3.7	14.8	8.3
Total restructuring related expenses	$13.7	$5.8	$26.8	$12.8
Restructuring related expenses during the three and nine months ended September 26, 2026 included $7.7 million and $14.0 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico as well as $6.0 million and $12.8 million, respectively, of costs related to professional service fees and general severance.
Restructuring related expenses during the three and nine months ended September 27, 2025 included $1.6 million and $4.0 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $4.0 million and $8.7 million, respectively, of costs related to professional service fees and general severance.

5. Income taxes
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
The following table summarizes the Company's provision for income taxes and effective income tax rate for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Income from continuing operations before taxes	$108.3	$94.8	$286.4	$268.8
Income tax (benefit) expense	16.7	6.1	(49.8)	48.1
Effective income tax rate	15.4%	6.4%	(17.4)%	17.9%
The increase in the effective income tax rate for the three months ended September 26, 2026 compared with the three months ended September 27, 2025 was primarily due to less discrete tax benefits related to unrecognized tax benefits, partially offset by recognized benefits associated with the One Big Beautiful Bill Act (the “OBBBA”).
The decrease in the effective income tax rate for the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025 was primarily due to additional discrete tax benefits related to changes in the realizability of certain deferred tax assets, primarily in Luxembourg, and recognized benefits associated with the OBBBA.
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
After weighing all available positive and negative evidence, giving more weight to objectively verifiable evidence, management concluded that there were no material changes to its valuation allowance positions during the quarter ended September 26, 2026. Accordingly, no material valuation allowance releases or additional valuation allowances were recorded during the period.

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
The computation of earnings per share is presented below:

	Three months ended		Nine months ended
(dollars in millions, except share numbers and per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income attributable to shareholders	$86.5	$81.6	$317.1	$200.1

Weighted average number of shares outstanding	252,781,728	257,905,020	253,389,020	256,968,631
Dilutive effect of share-based awards	2,802,133	3,650,235	2,596,876	4,115,546
Diluted weighted average number of shares outstanding	255,583,861	261,555,255	255,985,896	261,084,177

Number of anti-dilutive shares excluded from the diluted earnings per share calculation	30,087	56,878	2,186,847	1,241,225

Basic earnings per share	$0.34	$0.32	$1.25	$0.78
Diluted earnings per share	$0.34	$0.31	$1.24	$0.77
7. Inventories

(dollars in millions)	As of September 26, 2026	As of December 31, 2025
Raw materials and supplies	$250.6	$207.4
Work in progress	52.1	40.2
Finished goods	510.2	452.4
Total inventories	$812.9	$700.0

8. Goodwill

(dollars in millions)	Power Transmission	Fluid Power	Total
Cost and carrying amount
As of December 31, 2025	$1,343.1	$692.1	$2,035.2
Foreign currency translation	(7.3)	(2.3)	(9.6)
As of September 26, 2026	$1,335.8	$689.8	$2,025.6

9. Intangible assets

	As of September 26, 2026			As of December 31, 2025
(dollars in millions)	Cost	Accumulated amortization and impairment	Net	Cost	Accumulated amortization and impairment	Net
Finite-lived:
—Customer relationships	$2,000.4	$(1,453.4)	$547.0	$2,004.3	$(1,366.7)	$637.6
—Technology	90.7	(90.7)	—	90.8	(90.8)	—
—Capitalized software	190.8	(114.5)	76.3	184.2	(98.8)	85.4
	2,281.9	(1,658.6)	623.3	2,279.3	(1,556.3)	723.0
Indefinite-lived:
—Brands and trade names	513.4	(44.0)	469.4	513.4	(44.0)	469.4
Total intangible assets	$2,795.3	$(1,702.6)	$1,092.7	$2,792.7	$(1,600.3)	$1,192.4
During the three months ended September 26, 2026, the amortization expense recognized in respect of intangible assets was $35.6 million, compared to $32.6 million for the three months ended September 27, 2025. In addition, movements in foreign currency exchange rates resulted in an increase in the net carrying value of total intangible assets of $1.7 million for the three months ended September 26, 2026, compared to a decrease of $0.7 million for the three months ended September 27, 2025.
During the nine months ended September 26, 2026, the amortization expense recognized in respect of intangible assets was $106.1 million, compared to $96.1 million for the nine months ended September 27, 2025. In addition, movements in foreign currency exchange rates resulted in a decrease in the net carrying value of total intangible assets of $2.5 million for the nine months ended September 26, 2026, compared to an increase of $29.1 million for the nine months ended September 27, 2025.
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

The period end fair values of derivative financial instruments were as follows:

		As of September 26, 2026
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$10.8	$—	$(21.6)	$(167.9)	$(178.7)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	7.6	23.7	—	—	$31.3
—Currency forward contracts	110.5	0.9	—	(1.4)	—	$(0.5)

Derivatives not designated as hedging instruments:
—Currency forward contracts	10.8	—	—	—	—	$—
		$19.3	$23.7	$(23.0)	$(167.9)	$(147.9)

		As of December 31, 2025
(dollars in millions)	Gross Notional Amount	Prepaid expenses and other assets	Other non- current assets	Accrued expenses and other current liabilities	Other non- current liabilities	Net
Derivative instruments designated as net investment hedges:
—Currency swaps and currency forward contract	$1,890.0	$15.3	$14.5	$—	$(193.0)	$(163.2)
Derivative instruments designated as cash flow hedges:
—Interest rate swaps	1,085.0	0.3	1.1	(3.1)	(4.3)	$(6.0)
—Currency forward contracts	122.7	1.0	—	(1.3)	—	$(0.3)

Derivatives not designated as hedging instruments:
—Currency forward contracts	0.1	—	—	—	—	$—
		$16.6	$15.6	$(4.4)	$(197.3)	$(169.5)

A. Instruments designated as net investment hedges
We hold cross currency swaps that have been designated as net investment hedges of certain of our foreign subsidiaries. During the second quarter of 2025, we expanded our net investment hedge activity by entering into cross currency swaps and foreign exchange forward contracts with a gross notional value at inception of $820.0 million and terms between three to five years, designated in hedges of portions of our net investment in Canadian, Chinese, and Japanese subsidiaries. During the third quarter of 2026, we settled a Japanese Yen foreign exchange forward contract with a gross notional amount of $125.0 million that was scheduled to mature in April 2030 and received cash proceeds of $15.9 million, and concurrently entered into a new Japanese Yen foreign exchange forward contract with the same $125.0 million gross notional amount.
The fair value gains (losses) before tax recognized in OCI in relation to the instruments designated as net investment hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net fair value gains (losses) recognized in OCI in relation to:
—Designated cross currency swaps & currency forwards	$(19.6)	$20.5	$(2.5)	$(132.4)
Total net fair value gains (losses)	$(19.6)	$20.5	$(2.5)	$(132.4)
During the three and nine months ended September 26, 2026, a net gain of $5.3 million and $16.5 million, respectively, was recognized in interest expense in relation to our cross currency swaps and foreign exchange forward contracts that have been designated as net investment hedges, compared to a net gain of $6.5 million and $17.0 million, respectively, during the three and nine months ended September 27, 2025.
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
The movements before tax recognized in OCI in relation to our cash flow hedges were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Movement recognized in OCI in relation to:
—Fair value gain (loss) on cash flow hedges	$20.4	$(2.1)	$37.9	$(9.1)
—Deferred OCI reclassified to net income	—	—	—	(13.6)
Total movement	$20.4	$(2.1)	$37.9	$(22.7)
C. Derivative instruments not designated as hedging instruments

Prior to the second quarter of 2025, we did not designate our currency forward contracts that are primarily used in respect of hedging our operational currency exposures in Europe as discussed above. As of September 26, 2026, the notional amount of outstanding currency forward contracts that are not designated as hedging instruments was $10.8 million related to other foreign currencies, compared to $0.1 million as of December 31, 2025. The fair value gains recognized in net income in relation to derivative instruments that have not been designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Fair value gains recognized in relation to:
—Currency forward contracts recognized in other expense (income)	$—	$0.1	$—	$1.2
Total	$—	$0.1	$—	$1.2

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
The carrying amount and fair value of our debt are set out below:

	As of September 26, 2026		As of December 31, 2025
(dollars in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Current	$30.0	$30.3	$36.2	$36.0
Non-current	2,190.9	2,210.6	2,196.3	2,230.2
	$2,220.9	$2,240.9	$2,232.5	$2,266.2
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

(dollars in millions)	Significant observable inputs (Level 2)	Total
As of September 26, 2026
Derivative assets	$43.0	$43.0
Derivative liabilities	$(190.9)	$(190.9)
Cash equivalents	$31.5	$31.5

As of December 31, 2025
Derivative assets	$32.2	$32.2
Derivative liabilities	$(201.7)	$(201.7)
Cash equivalents	$23.1	$23.1
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

12. Debt

(dollars in millions)	As of September 26, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,277.2	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	453.5	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	500.0	500.0
Total principal of debt	2,230.7	2,240.1
Deferred issuance costs	(21.1)	(25.0)
Accrued interest	11.3	17.4
Total carrying value of debt	2,220.9	2,232.5
Debt, current portion	30.0	36.2
Debt, less current portion	$2,190.9	$2,196.3

Weighted average interest rate	5.76%	5.78%
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
As of September 26, 2026, the 2024 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.44% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2024 Dollar Term Loans mature on June 4, 2031.
As of September 26, 2026, the 2022 Dollar Term Loans’ interest rate was Term SOFR, subject to a floor of 0.50%, plus a margin of 1.75%, and borrowings under this facility bore interest at a rate of 5.44% per annum. The interest rate is currently re-set on the last business day of each month based on the election of one month interest periods. The 2022 Dollar Term Loans mature on November 16, 2029.
The 2024 Dollar Term Loans and 2022 Dollar Term Loans are subject to quarterly amortization payments of 0.25%, based on the original principal amount less certain repayments with the balance payable on maturity. During the nine months ended September 26, 2026, we made amortization payments against the 2024 Dollar Term Loans and the 2022 Dollar Term Loans of $6.5 million and $2.9 million, respectively.
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

Unsecured Senior Notes
As of September 26, 2026, we had $500.0 million of Dollar Senior Notes due 2029 outstanding that were issued on June 4, 2024. The Dollar Senior Notes due 2029 are scheduled to mature on July 1, 2029 and bear interest at an annual fixed rate of 6.875% with semi-annual interest payments.
We may redeem the Dollar Senior Notes due 2029, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest to the redemption date:

Redemption price
From July 1, 2026 to June 30, 2027	103.438%
From July 1, 2027 to June 30, 2028	101.719%
From July 1, 2028 and thereafter	100.000%
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
As of both September 26, 2026 and December 31, 2025, there were no drawings for cash under the revolving credit facility.
The letters of credit outstanding under this facility were $27.6 million and $29.0 million as of September 26, 2026 and December 31, 2025, respectively. In addition, Gates had other outstanding performance bonds, letters of credit and bank guarantees amounting to $12.8 million as of September 26, 2026, compared to $12.6 million as of December 31, 2025.
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
Net periodic benefit cost (income)
The components of the net periodic benefit cost (income) for pensions and other post-retirement benefits were as follows:

	Pension benefits
(dollars in millions)	Three months ended September 26, 2026		Three months ended September 27, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost:
Employer service cost	$0.3	$0.5	$0.5	$0.5
Settlements and curtailments	—	—	—	—
Interest cost	1.8	4.3	2.0	4.3
Expected return on plan assets	(2.2)	(3.9)	(2.0)	(4.0)
Amortization of prior net actuarial (gain) loss	—	0.6	—	0.6
Total net periodic benefit cost (income)	$(0.1)	$1.5	$0.5	$1.4

	Pension benefits
(dollars in millions)	Nine months ended September 26, 2026		Nine months ended September 27, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost:
Employer service cost	$0.8	$1.8	$1.4	$1.6
Settlements and curtailments	—	5.2	—	—
Interest cost	5.5	12.8	6.1	12.7
Expected return on plan assets	(6.6)	(11.6)	(6.1)	(11.6)
Amortization of prior net actuarial (gain) loss	(0.1)	1.9	(0.1)	1.7
Total net periodic benefit cost (income)	$(0.4)	$10.1	$1.3	$4.4

	Other post-retirement benefit plans
(dollars in millions)	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Periodic Benefit Cost:
Employer service cost	$—	$—	$—	$—
Settlements and curtailments	—	—	—	—
Interest cost	0.3	0.3	0.8	0.9
Expected return on plan assets	—	—	—	—
Amortization of prior net actuarial (gain) loss	(0.7)	(0.8)	(2.2)	(2.3)
Total net periodic benefit cost (income)	$(0.4)	$(0.5)	$(1.4)	$(1.4)
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
14. Share-based compensation
The Company operates a share-based incentive plan over its shares to provide incentives to Gates’ senior executives and other eligible employees. During the three and nine months ended September 26, 2026, we recognized a charge of $8.6 million and $24.3 million, respectively, compared to $6.7 million and $22.4 million during the three and nine months ended September 27, 2025, respectively.

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
The RSUs issued under the plan consist of time-vesting RSUs and performance-based RSUs (“PRSUs”). The time-vesting RSUs vest over either one or three years from the date of grant, subject to the participant’s continued provision of service to Gates on the vesting date. The number of PRSUs earned will range from 0% to 200% of the total award amount and is dependent upon the extent the Company achieves certain performance metric targets measured over a three-year performance period subject to the participant’s continued employment through the end of the performance period. Performance metrics include return on investments and relative total shareholder return (“Relative TSR”) or adjusted gross profit margin and data center revenue, each, as defined in the applicable award agreements.

New awards and movements in existing awards granted under this plan are summarized in the tables below.
Summary of movements in options outstanding

		Nine months ended September 26, 2026
	Plan	Number of options	Weighted average exercise price $
Outstanding at the beginning of the period:
—Tier I	2014 Plan	249,722	$7.89
—Tier II	2014 Plan	324,311	$7.99
—Tier IV	2014 Plan	274,963	$12.09
—SARs	Both plans	210,644	$15.51
—Share options	2018 Plan	1,243,613	$14.56
—Premium-priced options	2018 Plan	835,469	$18.88
		3,138,722	$14.35
Granted during the period:
—SARs	2018 Plan	69,822	$26.24
		69,822	$26.24
Exercised during the period:
—Tier I	2014 Plan	(70,874)	$8.24
—Tier II	2014 Plan	(133,259)	$8.07
—Tier IV	2014 Plan	(98,975)	$11.67
—SARs	Both Plans	(42,089)	$15.46
—Share options	2018 Plan	(119,998)	$15.00
		(465,195)	$11.32
Outstanding at the end of the period:
—Tier I	2014 Plan	178,848	$7.75
—Tier II	2014 Plan	191,052	$7.94
—Tier IV	2014 Plan	175,988	$12.33
—SARs	Both plans	238,377	$18.66
—Share options	2018 Plan	1,123,615	$14.51
—Premium-priced options	2018 Plan	835,469	$18.88
		2,743,349	$15.16

Exercisable at the end of the period		2,642,398	$14.81
Vested and expected to vest at the end of the period		2,743,349	$15.16
As of September 26, 2026, the aggregate intrinsic value of options that were exercisable was $31.9 million, and these options had a weighted average remaining contractual term of 2.6 years. As of September 26, 2026, the aggregate intrinsic value of options that were vested or expected to vest was $32.2 million, and these options had a weighted average remaining contractual term of 2.8 years.
As of September 26, 2026, the unrecognized compensation charge relating to the nonvested options was $0.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.
During the three and nine months ended September 26, 2026, cash of $1.0 million and $3.5 million was received in relation to the exercise of vested options, respectively, compared to $5.1 million and $9.8 million during the three and nine months ended September 27, 2025, respectively. The aggregate intrinsic value of all options exercised during the three and nine months ended September 26, 2026 was $2.4 million and $7.2 million, respectively, compared to $12.7 million and $58.2 million during the three and nine months ended September 27, 2025, respectively.

Summary of movements in RSUs and PRSUs Nonvested

	Nine months ended September 26, 2026
	Number of awards	Weighted average grant date fair value $
Nonvested at the beginning of the period:
—RSUs	1,666,000	$18.01
—PRSUs	919,731	$18.91
	2,585,731	$18.33
Granted during the period:
—RSUs	1,039,669	$26.18
—PRSUs	1,108,013	$27.51
	2,147,682	$26.87
Adjusted for performance during the period:
—PRSUs	193,854	$15.88
	193,854	$15.88

Forfeited during the period:
—RSUs	(147,276)	$21.44
—PRSUs	(69,944)	$22.62
	(217,220)	$21.82
Vested during the period:
—RSUs	(825,162)	$17.00
—PRSUs	(514,281)	15.88
	(1,339,443)	$16.57
Nonvested at the end of the period:
—RSUs	1,733,231	$23.10
—PRSUs	1,637,373	$25.16
	3,370,604	$24.10
As of September 26, 2026, the unrecognized compensation charge relating to unvested RSUs and PRSUs was $51.4 million, which is expected to be recognized over a weighted average period of 1.8 years, subject, where relevant, to the achievement of the performance conditions described above. The total fair value of RSUs and PRSUs vested during the three and nine months ended September 26, 2026 was $0.2 million and $22.2 million, respectively, compared to $5.1 million and $25.8 million during the three and nine months ended September 27, 2025, respectively.

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

	Nine months ended
	September 26, 2026	September 27, 2025
Weighted average grant date fair value:
—SARs	$11.68	$9.96
—RSUs	$26.18	$21.60
—PRSUs	$27.51	$23.55

Inputs to the model:
—Expected volatility — SARs	39.8%	41.1%
—Expected volatility — PRSUs	33.9%	31.6%
—Expected option life for SARs (years)	6.0	6.0
—Risk-free interest rate:
SARs	3.8%	4.1%
PRSUs	3.5%	4.0%
15. Equity
Movements in the Company’s number of shares in issue for the nine months ended September 26, 2026 and September 27, 2025, respectively, were as follows:

	Nine months ended
(number of shares)	September 26, 2026	September 27, 2025
Balance as of the beginning of the period	253,543,540	255,203,987
Exercise of share options	370,462	2,373,541
Vesting of restricted stock units, net of withholding taxes	1,092,406	1,344,506
Shares repurchased	(3,875,859)	(672,911)
Balance as of the end of the period	251,130,549	258,249,123
In the first quarter of 2026, the Company repurchased 710,058 shares under the existing share repurchase program in the open market at a total cost of approximately $16.5 million, plus costs paid directly related to the transaction of $0.1 million.
In the second quarter of 2026, the Company repurchased 922,947 shares under the existing share repurchase program in the open market at a total cost of approximately $22.0 million, plus costs paid directly related to the transaction of $0.1 million.
On July 22, 2026, the Board of Gates Industrial Corporation Ltd. approved the assumption of the remaining amounts available under the share repurchase program from Gates Industrial Corporation plc.
In the third quarter of 2026, the Company repurchased 2,242,854 shares under the existing share repurchase program in the open market at a total cost of approximately $57.4 million. All shares repurchased in 2026 were cancelled. Approximately $98.4 million remained available under the share repurchase program as of September 26, 2026.

16. Analysis of accumulated other comprehensive (loss) income
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 31, 2025	$(30.5)	$(870.4)	$(16.2)	$(917.1)	$(77.4)	$(994.5)
Foreign currency translation	0.5	(49.9)	—	(49.4)	11.7	(37.7)
Cash flow hedges movements	—	—	29.6	29.6	(0.8)	28.8
Post-retirement benefit movements	4.9	—	—	4.9	—	4.9
Other comprehensive income (loss)	5.4	(49.9)	29.6	(14.9)	10.9	(4.0)
As of September 26, 2026	$(25.1)	$(920.3)	$13.4	$(932.0)	$(66.5)	$(998.5)

(dollars in millions)	Post- retirement benefits	Cumulative translation adjustment	Cash flow hedges	Accumulated OCI attributable to shareholders	Non-controlling interests	Accumulated OCI
As of December 28, 2024	$(23.2)	$(1,056.8)	$2.8	$(1,077.2)	$(97.5)	$(1,174.7)
Foreign currency translation	(3.4)	171.2		167.8	13.8	181.6
Cash flow hedges movements	—	—	(18.4)	(18.4)	1.2	(17.2)
Post-retirement benefit movements	(0.5)	—	—	(0.5)	—	(0.5)
Other comprehensive (loss) income	(3.9)	171.2	(18.4)	148.9	15.0	163.9
As of September 27, 2025	$(27.1)	$(885.6)	$(15.6)	$(928.3)	$(82.5)	$(1,010.8)
17. Related party transactions
A. Equity method investees
Purchases from equity method investees were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Purchases	$(4.2)	$(4.0)	$(11.9)	$(11.5)
Amounts outstanding in respect of these transactions were payables of $0.2 million as of September 26, 2026, compared to $0.1 million as of December 31, 2025. No dividends were received from our equity method investees during the periods presented.
B. Non-Gates entities controlled by non-controlling shareholders
Sales to and purchases from non-Gates entities controlled by non-controlling shareholders were as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales	$13.8	$10.8	$37.9	$32.3
Purchases	$(3.9)	$(3.7)	$(11.3)	$(11.6)
Amounts outstanding in respect of these transactions were as follows:

(dollars in millions)	As of September 26, 2026	As of December 31, 2025
Receivables	$4.5	$3.5
Payables	$(3.4)	$(2.9)

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
B. Warranties
The following summarizes the movements in the warranty liability for the nine months ended September 26, 2026 and September 27, 2025, respectively:

	Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025
Balance as of the beginning of the period	$15.5	$16.4
Charge for the period	8.1	7.3
Payments made	(6.5)	(6.2)
Released during the period	0.1	(1.4)
Foreign currency translation	0.3	0.3
Balance as of the end of the period	$17.5	$16.4

19. Subsequent Event
On September 28, 2026, the Company completed the previously disclosed acquisition of the belts business of The Timken Company, including select manufacturing assets, and paid cash consideration of $29.1 million.

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
Our Company
We are a global manufacturer of innovative, highly engineered power transmission and fluid power solutions. We offer a broad portfolio of products to diverse aftermarket channel customers, and to OEMs as specified components, with the majority of our revenue coming from aftermarket channels. Our products are used in applications across numerous end markets, including: automotive aftermarket, automotive OEM, diversified industrial, industrial off-highway, industrial on-highway, energy and resources and personal mobility. Our net sales have historically been, and remain, highly correlated with industrial activity and utilization, and not with any single end market given the diversification of our business and high exposure to the aftermarket channel. We sell our products globally under the Gates brand, which is recognized by distributors, equipment manufacturers, installers and end users as a premium brand for quality and technological innovation; this reputation has been built over 115 years since Gates’ founding in 1911.
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
During the nine months ended September 26, 2026, sales into aftermarket channels accounted for approximately 68% of our total net sales. Our aftermarket sales cover a very broad range of applications and industries and, accordingly, are highly correlated with industrial activity and utilization and not a single end market. Aftermarket products are principally sold through distribution partners that may carry a very broad line of products or may specialize in products associated with a smaller set of end market applications.
During the nine months ended September 26, 2026, sales into OEM channels accounted for approximately 32% of our total net sales. OEM sales are to a variety of industrial and automotive customers. Our industrial OEM customers cover a diverse range of industries and applications and many of our largest OEM customers manufacture construction and agricultural equipment.
During the nine months ended September 26, 2026, sales in the personal mobility end market continued to experience strong growth, and our aftermarket channel sales grew modestly, including positive core growth in the industrial aftermarket channel. We continue to focus on managing our business through current economic uncertainties, improving our gross margins through our efforts of material cost savings, footprint optimization and productivity.

On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. We paid tariffs during fiscal years 2025 and 2026 on certain imported products and materials that were subject to these IEEPA‑based duties. The Company submitted refund claims in the second quarter of 2026 and recognized a receivable for these claims. The Company continues to evaluate the disposition and potential pass-through of refunds to customers that were charged for tariffs related to these refunds. The ultimate receipt and disposition of IEEPA refunds is not material to the Company’s financial results.
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
Results for the three and nine months ended September 26, 2026 compared to the results for the three and nine months ended September 27, 2025
Summary Gates Performance

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$903.6	$855.7	$2,696.3	$2,587.0
Cost of sales	520.3	514.1	1,588.9	1,540.6
Gross profit	383.3	341.6	1,107.4	1,046.4
Selling, general and administrative expenses	247.4	219.2	725.0	666.6
Transaction-related expenses	4.0	0.1	7.6	0.5
Asset impairments	—	0.4	—	1.2
Restructuring expenses	0.6	6.5	2.0	21.1
Operating income from continuing operations	131.3	115.4	372.8	357.0
Interest expense	30.5	34.9	90.4	93.3
Other income	(7.5)	(14.3)	(4.0)	(5.1)
Income from continuing operations before taxes	108.3	94.8	286.4	268.8
Income tax expense (benefit)	16.7	6.1	(49.8)	48.1
Net income from continuing operations	$91.6	$88.7	$336.2	$220.7

Adjusted EBITDA(1)	$215.4	$195.8	$604.2	$582.3
(1)    See “—Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Net sales
Net sales during the three months ended September 26, 2026 were $903.6 million, compared to $855.7 million during the prior year period, an increase of 5.6%, or $47.9 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Three months ended September 27, 2025	$533.3	$322.4	$855.7
Currency translation	(0.8)	1.4	0.6
Volume	12.0	6.1	18.1
Other	15.6	13.6	29.2
Three months ended September 26, 2026	$560.1	$343.5	$903.6

Net sales during the nine months ended September 26, 2026 were $2,696.3 million, compared to $2,587.0 million during the prior year period, an increase of 4.2%, or $109.3 million. The following table lists the primary drivers behind the change in net sales (amounts in millions):

	Power Transmission	Fluid Power	Total Company
Nine months ended September 27, 2025	$1,610.6	$976.4	$2,587.0
Currency translation	27.9	15.6	43.5
Volume	7.5	(11.2)	(3.7)
Other	35.8	33.7	69.5
Nine months ended September 26, 2026	$1,681.8	$1,014.5	$2,696.3
Cost of sales
Cost of sales for the three months ended September 26, 2026 was $520.3 million, compared to $514.1 million for the prior year period, an increase of 1.2%, or $6.2 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended September 27, 2025	$514.1
Currency translation	(1.2)
Volume	16.0
Manufacturing and material sourcing performance	(9.6)
Inventory adjustments	(0.8)
Restructuring	3.4
Other	(1.6)
Three months ended September 26, 2026	$520.3
Cost of sales for the nine months ended September 26, 2026 was $1,588.9 million, compared to $1,540.6 million for the prior year period, an increase of 3.1%, or $48.3 million. The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Nine months ended September 27, 2025	$1,540.6
Currency translation	20.1
Volume	58.0
Manufacturing and material sourcing performance	(35.2)
Inventory adjustments	3.8
Restructuring	7.5
Other	(5.9)
Nine months ended September 26, 2026	$1,588.9
While the tables above reflect the impact of material inflation recognized in cost of sales during the period, current period inflation for purchases increased $10.5 million and $26.3 million during the three and nine months ended September 26, 2026, respectively, reflecting higher current input costs. The timing of inventory recognition may result in a lag between changes in currently incurred inflation and the impact recognized in cost of sales.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 26, 2026 were $247.4 million compared to $219.2 million for the prior year period. This increase of $28.2 million was driven primarily by higher labor and benefits expense of $8.0 million, higher outbound freight expense of $3.6 million, an increase in depreciation expense of $3.5 million, and an increase in restructuring expense of $4.5 million. This increase was partially offset by lower consulting and legal expense of $2.1 million.

SG&A expenses for the nine months ended September 26, 2026 were $725.0 million compared to $666.6 million for the prior year period. This increase of $58.4 million was driven primarily by higher labor and benefits expense of $17.8 million, unfavorable impacts of exchange rates of $10.0 million, an increase in depreciation expense of $8.9 million, higher outbound freight expense of $6.7 million and an increase in restructuring expense of $6.5 million. This increase was partially offset by lower corporate owned life insurance expense of $4.1 million.
Transaction-related expenses
Transaction-related expenses of $4.0 million and $7.6 million were incurred during the three and nine months ended September 26, 2026, respectively, primarily related to expenses surrounding the previously disclosed acquisition of the belts business from The Timken Company, which closed on September 28, 2026, and certain other corporate transactions. Transaction-related expenses of $0.1 million and $0.5 million were incurred during the three and nine months ended September 27, 2025, respectively, and were primarily related to certain non-recurring debt related costs and certain other corporate transactions.
Restructuring expenses
Restructuring expenses during the three and nine months ended September 26, 2026 included $0.6 million and $2.0 million, respectively, of costs related to a global cost reduction effort, severance and labor costs as well as reorganization of our operations in Mexico. Restructuring related expenses during the three and nine months ended September 26, 2026 included $7.7 million and $14.0 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico as well as $6.0 million and $12.8 million, respectively, of costs related to professional service fees and general severance.
Restructuring expenses during the three and nine months ended September 27, 2025 included $0.3 million and $12.9 million, respectively, of severance and other labor and benefits expense related to a global cost reduction effort. In addition, during the three and nine months ended September 27, 2025, we incurred restructuring expenses of $4.7 million related to a manufacturing reduction in force in the Americas. Restructuring related expenses during the three and nine months ended September 27, 2025 included $1.6 million and $4.0 million, respectively, of costs related to the relocation of certain production activities and reorganization of our operations in Mexico and $4.0 million and $8.7 million, respectively, of costs related to professional service fees and general severance.

Interest expense
Our interest expense was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Debt:
Dollar Term Loans	$18.2	$19.2	$53.5	$51.5
Dollar Senior Notes	8.5	8.5	25.4	25.7
	26.7	27.7	78.9	77.2
Amortization of deferred issuance costs	1.5	4.2	4.5	7.4
Other interest expense	2.3	3.0	7.0	8.7
	$30.5	$34.9	$90.4	$93.3
Details of our long-term debt are presented in Note 12 to the condensed consolidated financial statements included elsewhere in this report. Interest expense decreased by $4.4 million and $2.9 million during the three and nine months ended September 26, 2026, respectively, when compared to the equivalent prior year period, primarily due to a less favorable impact from derivatives, offset by lower applicable interest rates on the Dollar Term Loans.

Other income
Our other income was as follows:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Interest income on bank deposits	$(2.2)	$(2.1)	$(6.9)	$(6.9)
Foreign currency transaction loss (gain), net	(1.1)	0.1	3.2	2.2
Net adjustments related to post-retirement benefits	0.1	0.4	5.7	1.3
Foreign currency loss on hyperinflation remeasurement	2.6	0.9	4.0	2.9
Other	(6.9)	(13.6)	(10.0)	(4.6)
	$(7.5)	$(14.3)	$(4.0)	$(5.1)
Other income for the three and nine months ended September 26, 2026 was $7.5 million and $4.0 million, respectively, compared to $14.3 million and $5.1 million, respectively, for the three and nine months ended September 27, 2025. For the three months ended September 26, 2026, other income decreased primarily due an increase in the foreign currency loss on hyperinflation remeasurement, and insurance recoveries received in September 2025. For the nine months ended September 26, 2026, the decrease was primarily driven by an increase in net adjustments related to post-retirement benefits, an increase in foreign currency loss on hyperinflation remeasurement, and insurance recoveries received in September 2025, partially offset by foreign currency transaction and financing related gains on in-house banking.
Income tax expense
We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.
The following table summarizes the Company's provision for income taxes and effective income tax provision rate for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Income from continuing operations before taxes	$108.3	$94.8	$286.4	$268.8
Income tax (benefit) expense	16.7	6.1	(49.8)	48.1
Effective income tax rate	15.4%	6.4%	(17.4)%	17.9%
The increase in the effective income tax rate for the three months ended September 26, 2026 compared with the three months ended September 27, 2025 was primarily due to less discrete tax benefits related to unrecognized tax benefits, partially offset by recognized benefits associated with the One Big Beautiful Bill Act (the “OBBBA”).
The decrease in the effective income tax rate for the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025 was primarily due to additional discrete tax benefits related to changes in the realizability of certain deferred tax assets, primarily in Luxembourg, and recognized benefits associated with the OBBBA.
In connection with facilitating the Redomiciliation, the Company recognized a tax benefit from the reduction of a valuation allowance on certain foreign deferred tax assets that are expected to be used in future periods. As a result, beginning the second quarter of 2026, the Company’s effective tax rate decreased, and is expected to be followed by an increase in future periods in which the foreign deferred tax asset is utilized. Because these items are non-cash in nature and resulted from the non-recurring Redomiciliation rather than the Company’s ordinary operations, the resulting tax impacts will not be reflected in certain of the Company’s non-GAAP measures, including adjusted net income and the adjusted effective tax rate.

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
After weighing all available positive and negative evidence, giving more weight to objectively verifiable evidence, management concluded that there were no material changes to its valuation allowance positions during the quarter ended September 26, 2026. Accordingly, no material valuation allowance releases or additional valuation allowances were recorded during the period.
Analysis by Operating Segment
Power Transmission (62.0% and 62.4% of Gates’ net sales for the three and nine months ended September 26, 2026, respectively)

	Three months ended
(dollars in millions)	September 26, 2026	September 27, 2025	Period over period change
Net sales	$560.1	$533.3	5.0%
Adjusted EBITDA	$137.1	$122.1	12.3%
Adjusted EBITDA margin	24.5%	22.9%

	Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	Period over period change
Net sales	$1,681.8	$1,610.6	4.4%
Adjusted EBITDA	$383.9	$361.6	6.2%
Adjusted EBITDA margin	22.8%	22.5%
Net sales in Power Transmission for the three months ended September 26, 2026, increased by 5.0%, or $26.8 million, compared to the prior year period, driven primarily by an increase in volume of $12.0 million and benefits from pricing of $15.6 million. Our net sales for the three months ended September 26, 2026 were negatively impacted by movements in average currency exchange rates of $0.8 million. As such, core sales increased by 5.2%, or $27.6 million, compared to the prior year period.
Net sales in Power Transmission for the nine months ended September 26, 2026, increased by 4.4%, or $71.2 million, compared to the prior year period, driven primarily by benefits from pricing of $35.8 million, and higher volumes. Our net sales for the nine months ended September 26, 2026 were favorably impacted by movements in average currency exchange rates of $27.9 million. As such, core sales increased by 2.7%, or $43.3 million, compared to the prior year period.
Power Transmission’s core sales to industrial customers increased by 14.0% and 8.8% during the three and nine months ended September 26, 2026, respectively, compared to the prior year periods. Industrial OEM core sales increased by 19.3% and 13.3% during the three and nine months ended September 26, 2026, respectively, particularly in APAC and EMEA. Core sales in the automotive end markets remained flat during the three months ended September 26, 2026, and decreased by 0.9% during the nine months ended September 26, 2026. During the three months ended September 26, 2026, the growth in industrial sales was focused in personal mobility and diversified industrial, which increased by 34.2% and 8.9%, respectively. During the nine months ended September 26, 2026, the growth in industrial sales was focused in on highway and personal mobility, which increased by 19.4% and 26.0%, respectively. The growth in on highway and personal mobility were primarily focused in APAC and EMEA.

Power Transmission Adjusted EBITDA for the three months ended September 26, 2026 increased by 12.3%, or $15.0 million, compared to the prior year period, driven primarily by benefits from pricing, an increase in volume and favorable manufacturing performance. As a result, Adjusted EBITDA margin was 24.5%, a 160 basis point improvement from the prior year period.
Power Transmission Adjusted EBITDA for the nine months ended September 26, 2026 increased by 6.2%, or $22.3 million, compared to the prior year period, driven primarily by favorable manufacturing performance, benefits from pricing and favorable impacts in average currency exchange rates, partially offset by lower volume, increased spend in SG&A and inflationary impacts. As a result, Adjusted EBITDA margin was 22.8%, a 30 basis point improvement from the prior year period.
Fluid Power (38.0% and 37.6% of Gates’ net sales for the three and nine months ended September 26, 2026, respectively)

	Three months ended
(dollars in millions)	September 26, 2026	September 27, 2025	Period over period change
Net sales	$343.5	$322.4	6.5%
Adjusted EBITDA	$78.3	$73.7	6.2%
Adjusted EBITDA margin	22.8%	22.9%

	Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	Period over period change
Net sales	$1,014.5	$976.4	3.9%
Adjusted EBITDA	$220.3	$220.7	(0.2%)
Adjusted EBITDA margin	21.7%	22.6%

Net sales in Fluid Power for the three months ended September 26, 2026 increased by 6.5%, or $21.1 million, compared to the prior year period, driven primarily by a $13.6 million benefit from pricing and favorable impacts in average currency exchange rates of $1.4 million. As such, core sales increased by 6.1%, or $19.7 million, compared to the prior year period.
Net sales in Fluid Power for the nine months ended September 26, 2026 increased by 3.9%, or $38.1 million, compared to the prior year period, driven primarily by a $33.7 million benefit from pricing, partially offset by lower volumes. Our net sales for the nine months ended September 26, 2026 were favorably impacted by movements in average currency exchange rates of $15.6 million. As such, core sales increased by 2.3%, or $22.5 million, compared to the prior year period.
Fluid Power’s core sales to industrial customers increased by 8.1% during the three months ended September 26, 2026, and 2.6% for the nine months ended September 26, 2026. The growth to industrial customers was primarily driven by industrial OEM, which increased by 16.4% and 7.1% for the three and nine months ended September 26, 2026, respectively, particularly in APAC. Fluid Power’s core sales to automotive customers increased by 1.0% and 1.5% for the three and nine months ended September 26, 2026, respectively, which was focused in APAC. Fluid Power also experienced growth in on highway, with an increase of 20.7% and 8.7%, respectively, for the three and nine months ended September 26, 2026.
 Fluid Power Adjusted EBITDA for the three months ended September 26, 2026 increased by 6.2%, or $4.6 million, compared to the prior year period, driven primarily by volume; benefits from pricing and manufacturing performance were partially offset by increased inflationary costs, driving an improvement to gross margin of 130 basis points, but was substantially offset by increased restructuring and SG&A. As a result, the Adjusted EBITDA margin was 22.8%, a 10 basis point decline from the prior year period.
 Fluid Power Adjusted EBITDA for the nine months ended September 26, 2026 decreased by 0.2%, or $0.4 million, compared to the prior year period, driven primarily by lower volumes, inflationary impacts, and an increase in SG&A spend, partially offset by benefits from pricing. As a result, the Adjusted EBITDA margin was 21.7%, a 90 basis point decline from the prior year period.

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
Cash Flow
Nine months ended September 26, 2026 compared to the nine months ended September 27, 2025
Cash provided by operating activities was $170.0 million during the nine months ended September 26, 2026, compared to cash provided by operating activities of $208.3 million during the prior year period, primarily driven by a $106.4 million increase in deferred income taxes and a $58.5 million unfavorable movement in operating assets and liabilities, partially offset by a $115.6 million increase in net income, higher depreciation and amortization expense of $10.1 million and an $8.7 million decrease in net post-employment benefit obligations.
Net cash used in investing activities during the nine months ended September 26, 2026 was $47.1 million, compared to $86.9 million in the prior year period. The decrease of cash used in investing activities was primarily driven by decreased capital expenditures of $18.0 million, a $6.4 million decrease in net cash paid under company-owned life insurance policies, and cash proceeds from a $15.9 million settlement of a Japanese Yen foreign exchange forward contract.
Net cash used in financing activities was $105.4 million during the nine months ended September 26, 2026, compared to $134.9 million in the prior year period. Current year outflows were primarily related to $96.1 million paid to acquire shares under our share repurchase program and $8.7 million of employee taxes paid from shares withheld on exercised options. Prior year outflows were primarily related to $13.0 million paid to acquire shares under our share repurchase program, $20.1 million of employee taxes paid from shares withheld on exercised options and $114.1 million in debt repayment.

Indebtedness
Our long-term debt, consisting principally of secured term loans and the U.S. dollar denominated unsecured senior notes, was as follows:

	Carrying amount		Principal amount
(dollars in millions)	As of September 26, 2026	As of December 31, 2025	As of September 26, 2026	As of December 31, 2025
Secured debt:
—2024 Dollar Term Loans due June 4, 2031	$1,271.6	$1,276.2	$1,277.2	$1,283.8
—2022 Dollar Term Loans due November 16, 2029	445.7	444.7	453.5	456.3
Unsecured debt:
—6.875% Dollar Senior Notes due July 1, 2029	503.6	511.6	500.0	500.0
	$2,220.9	$2,232.5	$2,230.7	$2,240.1

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
For the three months ended September 26, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 73% of our net sales and 62% of our EBITDA as defined in the financial covenants attaching to the senior secured credit facilities. As of September 26, 2026, before intercompany eliminations, our non-guarantor subsidiaries represented approximately 67% of our total assets and approximately 27% of our total liabilities.
Borrowing Headroom
Our secured revolving credit facility that provides for multi-currency revolving loans has a borrowing capacity of $500.0 million and matures on the date that is the earliest of (x) June 4, 2029 and (y) April 1, 2029, if greater than $500.0 million in aggregate principal amount of the Dollar Senior Notes due 2029 are outstanding. As of September 26, 2026, there were letters of credit outstanding against the facility amounting to $27.6 million. As of September 26, 2026, our total committed borrowing headroom was $472.4 million, in addition to cash and cash equivalents balances of $830.8 million.

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

The following table reconciles net income to Adjusted EBITDA:

	Three months ended		Nine months ended
(dollars in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$91.4	$88.6	$335.6	$220.0
Loss on disposal of discontinued operations	0.2	0.1	0.6	0.7
Income tax expense (benefit)	16.7	6.1	(49.8)	48.1
Interest expense	30.5	34.9	90.4	93.3
Depreciation and amortization	56.4	53.6	169.2	159.1
Share-based compensation expense	8.6	6.7	24.3	22.4
Transaction-related expenses (1)	4.0	0.1	7.6	0.5
Inventory adjustments (included in cost of sales) (2)	1.8	2.6	9.4	5.6
Restructuring expenses	0.6	6.5	2.0	21.1
Restructuring related expenses (included in cost of sales)	5.5	2.1	12.0	4.5
Restructuring related expenses (included in SG&A)	8.2	3.7	14.8	8.3
Asset impairments	—	0.4	—	1.2
Other (income) expenses, excluding foreign currency transaction gain or loss and insurance recoveries (3)	(8.5)	(4.4)	(11.9)	2.7
Cybersecurity incident insurance recovery and expenses (4)	—	(5.2)	—	(5.2)
Adjusted EBITDA	$215.4	$195.8	$604.2	$582.3
(1)    Transaction-related expenses relate primarily to advisory fees and other costs recognized in respect of major corporate transactions, including the acquisition of businesses, and equity and debt transactions.
(2)    Inventory adjustments includes the reversal of the adjustment to remeasure certain inventories on a LIFO basis.
(3)    Other (income) expenses excludes foreign currency transaction (gains) losses of $(1.1) million and $3.2 million and insurance losses of $2.2 million and $4.7 million during the three and nine months ended September 26, 2026, respectively, and foreign currency transaction losses and insurance recoveries of $9.9 million and $7.8 million during the three and nine months ended September 27, 2025, respectively.
(4)    In July 2025, we received insurance recoveries related to a previously disclosed cybersecurity incident that occurred in February 2023 for which we previously excluded $5.2 million of expenses from Adjusted EBITDA.

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

	Three months ended September 26, 2026
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the three months ended September 26, 2026	$560.1	$343.5	$903.6
Impact on net sales of movements in currency rates	0.8	(1.4)	(0.6)
Core sales for the three months ended September 26, 2026	$560.9	$342.1	$903.0

Net sales for the three months ended September 27, 2025	$533.3	$322.4	$855.7
Increase in net sales	26.8	21.1	47.9
Increase in net sales on a core basis (core sales)	27.6	19.7	47.3

Net sales increase	5.0%	6.5%	5.6%
Core sales increase	5.2%	6.1%	5.5%

	Nine months ended September 26, 2026
(dollars in millions)	Power Transmission	Fluid Power	Total
Net sales for the nine months ended September 26, 2026	$1,681.8	$1,014.5	$2,696.3
Impact on net sales of movements in currency rates	(27.9)	(15.6)	(43.5)
Core sales for the nine months ended September 26, 2026	$1,653.9	$998.9	$2,652.8
Net sales for the nine months ended
Net sales for the nine months ended September 27, 2025	$1,610.6	$976.4	$2,587.0
Increase in net sales	71.2	38.1	109.3
Increase in net sales on a core basis (core sales)	43.3	22.5	65.8

Net sales increase	4.4%	3.9%	4.2%
Core sales increase	2.7%	2.3%	2.5%

Adjusted EBITDA adjustments for ratio calculation purposes
The financial maintenance ratio in our credit agreement and other ratios related to incurrence-based covenants (measured only upon the taking of certain actions, including the incurrence of additional indebtedness) under our credit agreement governing our revolving credit facility and our term loan facility and the indenture governing our outstanding notes are calculated in part based on financial measures similar to Adjusted EBITDA as presented elsewhere in this report, which financial measures are determined at the Gates Industrial Holdco Limited level and adjust for certain additional items such as severance costs, the pro forma impacts of acquisitions and the pro forma impacts of cost-saving initiatives. These additional adjustments during the twelve months ended September 26, 2026, as calculated pursuant to such agreements, resulted in a net benefit to Adjusted EBITDA for ratio calculation purposes of $7.3 million. Pursuant to the terms of the credit agreement governing our revolving credit facility and term loans, the Company may not, subject to certain exceptions, permit its Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) to exceed 4.50 to 1.00 as of the end of the test period if borrowings under the revolving credit facility exceed a certain threshold. Pursuant to the credit agreement, this ratio is defined as Consolidated First Lien Net Debt (as defined in the credit agreement) divided by Consolidated EBITDA (as defined in the credit agreement). For a description of the other material terms related to our debt agreements, please refer to Note 12 to the condensed consolidated financial statements included elsewhere in this report, and for a discussion of risks related to the compliance or non-compliance with the covenants described herein on the Company’s financial condition and liquidity, please refer to the factors described in Item 1A. “Risk Factors—Risks Related to Our Indebtedness” in Part I of the annual report. During the periods covered by the condensed consolidated financial statements included in this report, we were in compliance with the financial covenant and had no borrowing on the revolving credit facility.
Gates Industrial Corporation Ltd. is not an obligor under our revolving credit facility, our term loan facility or the indenture governing our outstanding notes. Gates Industrial Holdco Limited, a direct wholly-owned subsidiary of Gates Industrial Corporation Ltd., is the parent guarantor under our revolving credit facility, our term loan facility, and our outstanding notes. The only significant differences between the results of operations and net assets that would be shown in the consolidated financial statements of Gates Industrial Holdco Limited and those for the Company that are included elsewhere in this report are (i) an additional net intercompany loan receivable due to Gates Industrial Holdco Limited and its subsidiaries from the Company, which was $260.5 million and $226.4 million as of September 26, 2026 and December 31, 2025, respectively, (ii) an additional intercompany payable of $19.1 million as of September 26, 2026 and an intercompany receivable of $7.5 million as of December 31, 2025, due to Gates Industrial Holdco Limited and its subsidiaries from the Company attributable to UK tax group relief, and (iii) an additional cash and cash equivalents held by the Company, which was $3.6 million and $7.4 million as of September 26, 2026 and December 31, 2025, respectively.
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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 26, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2026, and in Item 1A “Risk Factors” in Part I of the Company’s annual report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in these filings are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the reports described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding our purchases of our common shares during the three months ended September 26, 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs ($ million)
6/28/2026 - 7/25/2026	—	$—	—	$155.8
7/26/2026 - 8/22/2026	41,800	$25.9603	41,800	$154.7
8/23/2026 - 9/26/2026	2,201,054	$25.6882	2,201,054	$98.4
Total	2,242,854	$25.6933	2,242,854	$98.4
(1)    Does not include commissions or other costs paid to repurchase shares.
(2)    The share repurchase program was established in October 2025, allowing for up to $300 million in authorized share repurchases of our common shares, exclusive of commissions, through December 2026. Under this publicly announced program, we were authorized to repurchase common shares using a variety of methods, including but not limited to open market purchases and privately negotiated transactions, all in compliance with the rules and regulations of the SEC and other applicable legal requirements. In the third quarter of 2026, we repurchased approximately $57.4 million of our common shares under the share repurchase program pursuant to a share repurchase contract. Approximately $98.4 million remained available under the share repurchase program as of September 26, 2026.
Item 5. Other Information
Trading Arrangements
During the three months ended September 26, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits

Exhibit No.	Description
3.1
Memorandum of Association of Gates Industrial Corporation Ltd. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))

3.2
Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))

3.3
Amended and Restated Bye-laws of Gates Industrial Corporation Ltd. (incorporated by reference from Exhibit 3.3 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))

10.1	Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))
10.2	Form of Performance-Based Restricted Stock Unit Agreement under the Gates Industrial Corporation Ltd. Amended and Restated 2018 Omnibus Incentive Plan, effective July 20, 2026*
10.3	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))
10.4	Gates Corporation Executive Severance Plan (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))
10.5	Gates Corporation Executive Change in Control Plan (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K12B filed on July 20, 2026 (File No. 001-38366))
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from Gates Industrial Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 26, 2026, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2026 and September 27, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2026 and September 27, 2025, (iii) Condensed Consolidated Balance Sheets as of September 26, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2026 and September 27, 2025, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 26, 2026 and September 27, 2025, and (vi) Notes to the Condensed Consolidated Financial Statements*

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

Date: October 30, 2026